Form 10-Q
period 2012-06-30
Yew Bio-Pharm Group, Inc.
filed 2012-08-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-54701

YEW BIO-PHARM GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1579105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Powerbilt Avenue

Las Vegas, Nevada 89148

(Address of principal executive offices) (Zip Code)

(702) 487-6727

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2012, there were 50,000,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2012

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to collect amounts owed to us by some of our largest customers;

•	our ability to continue to purchase yew cuttings from our various suppliers at relatively stable prices;

•	our dependence on a small number of customers for our yew trees for reforestation, which in the aggregate constitute the majority of our consolidated revenues;

•	our ability to market successfully yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”);

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	our ability to sustain revenues should the Chinese economy slow from its current rate of growth;

•	continued preferential tax treatment for the sale of yew trees and potted yew trees;

•	uncertainties about involvement of the Chinese government in business in the People’s Republic of China (the “PRC” or “China”) generally; and

•

any change in the rate of exchange of the Chinese Renminbi (“RMB”) to the U.S. dollar, which could affect currency translations of our results of operations, which are earned in RMB but reported in dollars;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	a slowdown in the Chinese economy; and

•	risks related to changes in accounting interpretations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 29 of our Registration Statement on Form 10/A.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:

Cash	$693,908	$732,371
Accounts receivable	316,471	—
Inventories	8,329,457	8,218,874
Prepaid rent - related party	70,690	—
Prepaid expenses and other assets	2,175	433

Total Current Assets	9,412,701	8,951,678
PROPERTY AND EQUIPMENT, NET	732,761	784,222
DEPOSIT ON LAND USE RIGHTS	996,883	—
LAND USE RIGHTS AND YEW FOREST ASSETS, NET	15,090,125	15,166,197

Total Assets	$26,232,470	$24,902,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,476	$1,360,611

Accrued expenses and other payables	76,952	119,901
Advance from customers	232,290	—
Taxes payable	4,423	500
Refundable common stock subscription	—	950,000
Due to related parties	53,855	266,488

Total Current Liabilities	429,996	2,697,500

Total Liabilities	429,996	2,697,500

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 50,000,000 shares authorized; 50,000,000 and 40,500,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	50,000	40,500
Additional paid-in capital	8,149,470	7,208,970
Retained earnings	13,687,925	11,469,172
Statutory reserves	1,947,545	1,686,087
Accumulated other comprehensive income - foreign currency translation adjustment	1,967,534	1,799,868

Total Shareholders’ Equity	25,802,474	22,204,597

Total Liabilities and Shareholders’ Equity	$26,232,470	$24,902,097

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Revenues	$1,905,421	$1,379,800	$3,300,074	$2,292,480
Revenues - related party	—	385,138	159,692	917,812

Total Revenues	1,905,421	1,764,938	3,459,766	3,210,292
COST OF REVENUES:
Cost of revenues	297,744	290,585	580,548	471,467
Cost of revenues - related party	—	108,632	25,224	255,995

Total Cost of Revenues	297,744	399,217	605,772	727,462

GROSS PROFIT	1,607,677	1,365,721	2,853,994	2,482,830

OPERATING EXPENSES:
Selling	5,350	13,825	11,237	34,185
General and administrative	150,062	179,959	363,773	311,941

Total Operating Expenses	155,412	193,784	375,010	346,126

INCOME FROM OPERATIONS	1,452,265	1,171,937	2,478,984	2,136,704

OTHER INCOME (EXPENSES):
Interest income	1,509	370	1,588	1,449
Other (expense)	(361)	(1,275)	(361)	(12,121)

Total Other Income (Expenses)	1,148	(905)	1,227	(10,672)

NET INCOME	$1,453,413	$1,171,032	$2,480,211	$2,126,032

COMPREHENSIVE INCOME:
NET INCOME	$1,453,413	$1,171,032	$2,480,211	$2,126,032
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	21,762	293,658	167,667	424,134

COMPREHENSIVE INCOME	$1,475,175	$1,464,690	$2,647,878	$2,550,166

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.03	$0.05	$0.05

Diluted	$0.03	$0.02	$0.05	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,000,000	40,500,000	45,563,187	40,500,000

Diluted	50,000,000	50,000,000	50,000,000	50,000,000

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,480,211	$2,126,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,200	83,936
Amortization of land use rights and yew forest assets	172,171	124,301
Loss on disposal of fixed assets	—	9,813
Changes in operating assets and liabilities:
Accounts receivable	(316,181)	—
Inventories	(40,286)	870,611
Prepaid and other current assets	(1,739)	(11,570)
Prepaid rent - related party	(70,625)	—
Accounts payable	(1,306,617)	1,508,530
Accrued expenses and other payable	(40,191)	19,381
Due to related parties	22,473	14,466
Taxes payable	655	629
Advances from customers	232,077	(325,281)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,235,148	4,420,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	—	19,471
Purchase of property and equipment	(46,305)	(35,700)
Deposit on land use right	(995,969)	—
Purchase of land use rights and yew forest assets	—	(5,587,113)

NET CASH USED IN INVESTING ACTIVITIES	(1,042,274)	(5,603,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(236,595)	—
Proceeds from related party advances	—	91,127
Proceeds from repayment from directors	—	61,215

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(236,595)	152,342

EFFECT OF EXCHANGE RATE ON CASH	5,258	(8,558)

NET (DECREASE) IN CASH	(38,463)	(1,038,710)
CASH - beginning of period	732,371	1,850,488

CASH - end of period	$693,908	$811,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—

Income taxes	$—	$—

Non-cash investing and financing activities
Common stock issued for common stock refundable subscription	$950,000	$—

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the US Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended included in the Company’s Registration Statement on Form 10/A filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2012, and the results of operations and cash flows for the six-month period ended June 30, 2012 and 2011, have been made.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and date of incorporation	Registered capital		Effective ownership	Principal activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC	USD $	100,000	100%	Holding company
	October 29, 2009

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$	10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB	45,000,000	Contractual arrangements	Processing and selling yew raw materials used in the manufacture of TCM; growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and manufacturing and selling furniture and handicrafts made of yew tree timber

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of YBP, its subsidiaries and operating VIE, in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

YBP’s subsidiary JSJ entered into a series of contractual arrangements (the “Contractual Arrangements”) with HDS and/or Zhiguo Wang (“Mr. Wang”), his wife Guifang Qi (“Madame Qi”), Xingming Han (Mr. Han) (collectively, the “HDS Shareholders”) as described below:

•

Exclusive Business Cooperation Agreement. Pursuant to the Exclusive Business Cooperation Agreement between JSJ and HDS (the “Business Cooperation Agreement”), JSJ has the exclusive right to provide to HDS general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary (collectively, the “Services”). Under the Business Cooperation Agreement, JSJ has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. HDS shall pay to JSJ a monthly consulting service fee (the “Service Fee”) in RMB that is equal to 100% of the monthly net income of HDS. Upon the prior written consent by JSJ, the rate of Service Fee may be adjusted pursuant to the operational needs of HDS. Within 30 days after the end of each month, HDS shall (a) deliver to JSJ the management accounts and operating statistics of HDS for such month, including the net income of HDS during such month (the “Monthly Net Income”), and (b) pay 80% of such Monthly Net Income to JSJ (each such payment, a “Monthly Payment”). Within ninety (90) days after the end of each fiscal year, HDS shall (a) deliver to JSJ financial statements of HDS for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by JSJ, and (b) pay an amount to JSJ equal to the shortfall, if any, of the aggregate net income of HDS for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by HDS to JSJ in such fiscal year. HDS also granted an irrevocable and exclusive option to JSJ to purchase any and all of the assets of HDS, to the extent permitted under PRC law, at the lowest price permitted by PRC law. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between JSJ and HDS, the Business Cooperation Agreement is for a term of ten years and expires on November 5, 2020; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by JSJ prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by JSJ and HDS shall accept such extended term unconditionally. Unless JSJ commits gross negligence, or a fraudulent act, against HDS, HDS shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, JSJ shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days’ prior written notice to HDS.

•

Exclusive Option Agreement. Under an Exclusive Option Agreement among JSJ, HDS and each HDS Shareholder (individually, an “Option Agreement”), the terms of which are substantively identical to each other, each HDS Shareholder has granted JSJ or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the HDS Shareholder’s equity interests in HDS (the “Equity Interest Purchase Option”) for RMB 10. If an appraisal is required by PRC laws at the time when and if JSJ exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws. Without the consent of JSJ, the HDS Shareholders shall not sell, transfer, mortgage or dispose of their respective shares of HDS stock. Additionally, without the prior consent of JSJ, the HDS Shareholders shall not in any manner supplement, change or amend the articles of association and bylaws of HDS, increase or decrease its registered capital, change the structure of its registered capital in any other manner, or engage in any transactions that could materially affect HDS’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB 500,000, sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of each Option Agreement is ten years commencing on November 5, 2020 and may be extended at the sole election of JSJ.

•

Equity Interest Pledge Agreement. In order to guarantee HDS’s performance of its obligations under the Business Cooperation Agreement, each HDS Shareholder, JSJ and HDS entered into an Equity Interest Pledge Agreement (individually, a “Pledge Agreement”), the terms of which are substantially similar to each other. Pursuant to the Pledge Agreement, each HDS Shareholder pledged all of his or her equity interest in HDS to JSJ. If HDS or the HDS Shareholders breach their respective contractual obligations and such breach is not remedied to the satisfaction of JSJ within 20 days after the giving of notice of breach, JSJ, as pledgee, will be entitled to exercise certain rights, including the right to foreclose upon and sell the pledged equity interests. During the term of the Pledge Agreement, the HDS Shareholder shall not transfer his or her equity interest in HDS or place or otherwise permit any other security interest of other encumbrance to be placed on such equity interest. Upon the full payment of the Service Fee under the Business Cooperation Agreement and upon the termination of HDS’s obligations thereunder, the Pledge Agreement shall be terminated.

•

Power of Attorney. Under the Power of Attorney executed by each HDS Shareholder (each, a “Power of Attorney”), the terms of which are substantially similar to each other, JSJ has been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the HDS Shareholders, to act on behalf of the HDS Shareholder as his or her exclusive agent and attorney with respect to all matters concerning the HDS Shareholder’s equity interests in HDS, including without limitation, the right to: 1) attend shareholders’ meetings of HDS; 2) exercise all the HDS Shareholders’ rights, including voting rights under PRC laws and HDS’s Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the HDS Shareholder’s equity interests in HDS in whole or in part; and 3) designate and appoint on behalf of the HDS Shareholders the legal representative, executive director, supervisor, manager and other senior management of HDS.

To the extent that the Contractual Arrangements are enforceable under PRC law, as from time to time interpreted by relevant state agencies, they constitute the valid and binding obligations of each of the parties to each such agreement.

The Company believes that HDS is considered a VIE under ASC 810 “Consolidation”, because the equity investors in HDS no longer have the characteristics of a controlling financial interest, and the Company, through JSJ, is the primary beneficiary of HDS and controls HDS’s operations. Accordingly, HDS has been consolidated as a deemed subsidiary into YBP as a reporting company under ASC 810.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of HDS which is identified as a VIE of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with HDS reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of HDS. JSJ is obligated to absorb a majority of the risk of loss from HDS activities and entitles JSJ to receive a majority of HDS’s expected residual returns. In addition, HDS’s shareholders have pledged their equity interest in HDS to JSJ, irrevocably granted JSJ an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in HDS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by JSJ. Under the accounting guidance, the Company is deemed to be the primary beneficiary of HDS and the results of HDS are consolidated in the Company’s consolidated financial statements for financial reporting purposes. Accordingly, as a VIE, HDS’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s and the Company’s net income includes all of HDS’s net income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the Contractual Arrangements, YBP has a pecuniary interest in HDS that requires consolidation of HDS’s financial statements with those of the Company.

Additionally, pursuant to ASC 805, as YBP and HDS are under the common control of the HDS Shareholders, the Second Restructure was accounted for in a manner similar to a pooling of interests. As a result, the Company’s historical amounts in the accompanying consolidated financial statements give retrospective effect to the Second Restructure, whereby the assets and liabilities of the Company are reflected at the historical carrying values and their operations are presented as if they were consolidated for all periods presented, with the results of the Company being consolidated from the date of the Second Transfer Agreement. The accounts of HDS are consolidated in the accompanying financial statements.

As of June 30, 2012, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of TCM; (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders,

including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2012 and December 31, 2011, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE is as follows:

	June 30, 2012	December 31, 2011
Assets
Cash	$588,633	$479,494
Accounts receivable	316,471	—
Inventories	8,329,457	8,218,874
Prepaid expenses and other assets	2,025	283
Prepaid rent - related party	70,690	—
Property and equipment, net	705,172	750,779
Deposit on land use right	996,883	—
Land use rights and yew forest assets, net	15,090,125	15,166,197

Total assets of VIE	$26,099,456	$24,615,627

Liabilities
Accounts payable	$54,475	$1,360,611
Advance payments from customers	232,290	—
Accrued expenses and other payables	46,952	73,727
Taxes payable	4,133	1,049
Due to VIE holding companies	2,207,372	2,164,107
Due to related parties	5,016	240,159

Total liabilities of VIE	$2,550,238	$3,839,653

The assets and liabilities in the table above are held in HDS. The creditors of HDS have legal recourse only to the assets of HDS and do not have such recourse to the Company. In addition, HDS’ assets are generally restricted only to pay such liabilities. Thus, the Company’s maximum legal exposure to loss related to VIE is significantly less than the carrying value of the HDS assets due to outstanding intercompany liabilities. Restricted net assets of the VIE shall mean that amount of our proportionate share of net assets of HDS (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by the VIE in the form of loans, advances or cash dividends without the consent of a third party (e.g. lender, regulatory agency, foreign government).

NOTE 3 – INVENTORIES

Inventories consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$2,951,921	$2,847,381
Work in process	18,775	18,642
Finished goods - handicrafts	912,584	924,112
Yew seedlings	4,446,177	4,428,739

	$8,329,457	$8,218,874

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Buildings and building improvements	$268,916	$267,015
Machinery and equipment	524,122	520,416
Office equipment	45,107	44,841
Leasehold improvement	53,139	52,763
Motor vehicles	563,171	513,280

	1,454,455	1,398,315
Less: accumulated depreciation	(721,694)	(614,093)

	$732,761	$784,222

For the three months ended June 30, 2011 and 2010, depreciation expense amounted to $52,711 and $41,342. For the six months ended June 30, 2012 and 2011, depreciation expenses amounted to $103,200 and $83,936, respectively.

NOTE 5 – LAND AND YEW FOREST USE RIGHTS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

Yew trees on land containing yew tree forests will be used to supply raw materials such as branches, leaves and fruit to the Company that will be used to for production of the Company’s products. The Company amortizes these land and yew forest use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land and yew forest use rights as part of its cost of revenues. For the three months ended June 30, 2012 and 2011, amortization expense amounted to $86,012 and $65,322, respectively. For the six months ended June 30, 2012 and 2011, amortization expense amounted to $172,171 and $124,301, respectively. As of June 30, 2012, land and yew forest use rights consisted of the following:

	Description	Useful life	Acquisition date	Expiration date	Metric Acres (“MU”)
Parcel A	Undeveloped forest land	50	3/2004	3/2054	125
Parcel B	Undeveloped forest land	50	4/2004	4/2054	400
Parcel C	Yew tree forests and underlying land	50	1/2008	1/2058	290
Parcel D	Yew tree forests and underlying land	45	3/2010	3/2055	15,865

At June 30, 2012 and December 31, 2011, land and yew forest use rights consisted of the following:

	Useful Life	June 30, 2012	December 31, 2011
Land and yew forest use rights	45-50 years	$15,645,378	$15,546,414
Less: accumulated amortization		(555,253)	(380,217)

Total		$15,090,125	$15,166,197

Amortization of land and yew forest use rights attributable to future periods is as follows:

Amount
Twelve-month periods ending June 30:
2013	$344,586
2014	344,586
2015	344,586
2016	344,586
2017	344,586
2018 and thereafter	13,367,195

Total	$15,090,125

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

At June 30, 2012 and December 31, 2011, accrued expenses and other payables consisted of the following:

	June 30, 2012	December 31, 2011
Accrued wage	$46,952	$16,844
Accrued professional fees	10,000	75,029
Other	20,000	28,028

Total	$76,952	$119,901

NOTE 7 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of June 30, 2012 and December 31, 2011.

The Company’s subsidiary and VIE, JSJ and HDS, respectively, being incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, JSJ and HDS has been named as a leading enterprise in the agricultural area and awarded with a tax exemption for the years up to December 31, 2058.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%
Tax exemption	(25%)	(25%)

Total provision for income tax	—	—

Income before income tax expenses of $1,453,413 and $1,171,032 for the three months ended June 30, 2012 and 2011, respectively, and $2,480,211 and $2,126,032 for the six months ended June 30, 2012 and 2011, respectively, was attributed to subsidiaries with operations in China. No income tax expense related to China income incurred for the six months ended June 30, 2012 and 2011.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Tax exemption effect	$396,794	$292,544	$653,646	$548,045

Basic net income per share effect	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Diluted net income per share effect	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The Company has incurred United States net operating loss for income tax purposes for the three and six months ended June 30, 2012 and 2011. The net operating loss carry forwards for United States income tax purposes amounted to $690,233 and $564,438 at June 30, 2012 and December 31, 2011, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2032. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2012 and December 31, 2011. The valuation allowance at June 30, 2012 and December 31, 2011 was approximately $234,679 and $191,909, respectively. The net change in the valuation allowance was an increase of $18,424 and $12,470 during the three months ended June 30, 2012 and 2011, respectively, and $42,770 and $19,658 during the six months ended June 30, 2012 and 2011, respectively. and management will review this valuation allowance periodically and make adjustments as warranted.

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $14.4 million and $12.0 million as of June 30, 2012 and December 31, 2011, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

There will be no deferred income tax assets or liabilities calculation in the Federal Income Tax because the US corporation taxable loss and deferred taxable loss was the same and the use of any net operating loss carry forwards appears to be uncertain, There will be no deferred income tax assets or liabilities calculation in the EIT because the Company awarded EIT exempted status under agricultural area.

The Company did not have any interest and penalty provided or recognized in the income statements for the three and six months ended June 30, 2012 and 2011 or balance sheet as of June 30, 2012 and December 31, 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination. The Company’s 2008, 2009, 2010 and 2011 China corporate income tax returns are subject to China State Administration of Taxation examination.

(b) Value Added Taxes

The applicable VAT tax rate is 13% for agricultural products and 17% for handicrafts sold in the PRC. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew seedling and trees sales as an agricultural corps cultivating company up to December 31, 2016. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same financial year.

NOTE 8 – STOCKHOLDERS’ EQUITY

At December 31, 2011, the Company reflected a $950,000 refundable common stock subscription liability related to 9,500,000 of the shares in a private offering of the Company’s common stock (the “2009 Summer 2009 Offering”) on the accompanying balance sheet. The 9,500,000 shares of YBP Common Stock were the subject of a rescission offering (the “Rescission Offering”) to the 62 subscribers in the 2009 Summer Offering, all of whom are residents of the PRC. In the Rescission Offering, subscribers in the 2009 Summer Offering could either 1) confirm their subscriptions of shares of YBP Common Stock or 2) elect to rescind their subscriptions of shares of YBP Common Stock and receive a refund of their respective subscription amounts, together with interest. Pursuant to the Rescission Offering, which was conducted in March 2012, all the subscribers in the 2009 Summer Offering confirmed their subscriptions for an aggregate 9,500,000 shares of YBP Common Stock.

Pursuant to an agreement dated November 1, 2010 between YBP and a consultant, a resident of the U.S., YBP agreed to pay $20,000 cash and 500,000 Shares to the consultant as compensation for consulting services rendered by him to the Company. The shares were valued at $0.10 per share or $50,000 in total and the Company recorded $50,000 of compensation expense related to those Shares for the year ended December 31, 2010. The shares were recorded as outstanding as of June 30, 2012 and December 31, 2011.

NOTE 9 – EARNINGS PER SHARE

ASC 260 “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The following table presents a reconciliation of basic and diluted net income per share for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,453,413	$1,171,032

Weighted average common stock outstanding - basic	50,000,000	40,500,000
Effect of dilutive securities:
Subscribed common shares issuable and subject to recession	—	9,500,000

Weighted average common stock outstanding - diluted	50,000,000	50,000,000

Net income per common share - basic	$0.03	$0.03

Net income per common share - diluted	$0.03	$0.02

The following table presents a reconciliation of basic and diluted net income per share for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,480,211	$2,126,032

Weighted average common stock outstanding - basic	45,563,187	40,500,000
Effect of dilutive securities:
Subscribed common shares issuable and subject to recession	4,436,813	9,500,000

Weighted average common stock outstanding - diluted	50,000,000	50,000,000

Net income per common share - basic	$0.05	$0.05

Net income per common share - diluted	$0.05	$0.04

NOTE 10 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the six months ended June 30, 2012 and 2011, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Customer	2012	2011	2012	2011
A	*	*	18%	*
B	28%	*	15%	*
C	11%	51%	14%	28%
D	*	*	14%	10%
E	23%	*	13%	*
F	21%	*	12%	*
G	*	22%	*	29%
H	*	*	*	10%
I	*	*	*	10%

*	Below 10%

The Company’s largest customer for the six months ended June 30, 2012 accounted for 100% of the Company’s accounts receivable at June 30, 2012. The Company did not have any accounts receivable amount at December 31, 2011.

Suppliers

For the three and six months ended June 30, 2012, the Company did not make material purchases and a third party supplier accounted 69% for the Company’s accounts payable at June 30, 2012. For the three months ended June 30, 2011, the Company did not make material purchases. For the six months ended June 30, 2011, one company accounted for 94% of the Company’s purchase and the Company had accounts payable of $3,379,655 related to the supplier at June 30, 2011.

NOTE 11 – RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”)	18% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., 39% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 31% owned by Guifang Qi, the wife of Mr. Wang and Director of the Company, and 12% owned by third parties.

Heilongjiang Yew Pharmaceuticals, Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Revenue from Related Parties

Pursuant to the Cooperation and Development Agreement discussed below, the Company generated sales from its related party company, Yew Pharmaceutical. For the three and six months ended June 30, 2012 and 2011, the Company recorded revenues from this related party, as follows:

Name of Related Party	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Yew Pharmaceutical	$—	$385,138	$159,692	$917,812

Total	$—	$385,138	$159,692	$917,812

At June 30, 2012 and December 31, 2011, the Company did not have any accounts receivable from Yew Pharmaceutical.

Cooperation and Development Agreement

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton. For the three months ended June 30, 2012 and 2011, sales to Yew Pharmaceutical amounted to $0 and $385,138, respectively. For the six months ended June 30, 2012 and 2011, sales to Yew Pharmaceutical amounted to $159,828 and $917,812, respectively. At June 30, 2012 and December 31, 2011, the Company did not have any accounts receivable from Yew Pharmaceutical.

Purchases

For the three and six months ended June 30, 2012 and 2011, the Company did not make any material purchases from its related party companies. At June 30, 2012 and December 31, 2011, there were no accounts payable amounts due to ZTC related to the purchases.

Operating leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $25,400). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended June 30, 2012 and 2011, rent expense related to the ZTC Lease amounted to $6,415 and $6,241, respectively. For the six months ended June 30, 2012 and 2011, rent expense related to the ZTC Lease amounted to $12,841 and $12,404, respectively. At June 30, 2012, prepaid rent to ZTC amounted to $70,690. At December 31, 2011, amounts due under the ZTC lease amounted to $172,284, and are included in due to related parties on the accompanying balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB 12,000 (approximately $1,875) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB 15,600 (approximately $2,359) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. For the three months ended June 30, 2012 and 2011, rent expense related to the Store Lease amounted to $616 and $461, respectively. For the six months ended June 30, 2012 and 2011, rent expense related to the Store Lease amounted to $1,233 and $916, respectively.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 15,000 (approximately $2,400) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended June 30, 2012 and 2011, rent expense related to the Office Lease amounted $593 and $576, respectively. For the six months ended June 30, 2012 and 2011, rent expense related to the Office Lease amounted $1,186 and $1,145, respectively.

Future minimum rental payments required under the related party operating leases are as follows:

Twelve-month periods ending June 30:
2013	$30,519
2014	30,519
2015	29,081
2016	29,081
2017	29,081
Thereafter	464,744

Total	$613,025

Due to /due from related parties

The Company also received from and provided advances to its officers and directors and related parties. These advances are unsecured and payable on demand.

The due to/due from related parties amount at June 30, 2012 and December 31, 2011 is as follows:

Name of Related Party	Due to related parties
	June 30, 2012	December 31, 2011

Zhiguo Wang	$53,190	$31,357

Yew Pharmaceutical	—	62,847

Madame Qi	665	—

ZTC	—	172,284

Total	$53,855	$266,488

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB 200,000 after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of June 30, 2012, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 12 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended June 30, 2012 and 2011, the Company appropriated to the statutory surplus reserve in the amount of $148,686 and $121,563, respectively. For the six months ended June 30, 2012 and 2011, the Company appropriated to the statutory surplus reserve in the amount of $261,458 and $219,218, respectively. The accumulated balance of the statutory reserve of the Company as of June 30, 2012 and December 31, 2011 was $1,947,345 and $1,686,087, respectively.

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three and six months ended June 30, 2012 and 2011, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees;and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
TCM raw materials	$1,225,360	$1,116,822	$1,966,643	$1,799,737
Yew trees	673,565	592,314	1,457,088	1,343,650
Handicrafts	6,496	55,802	36,035	66,905

	1,905,421	1,764,938	3,459,766	3,210,292

Cost of revenues:
TCM raw materials	176,781	294,468	288,082	479,617
Yew trees	118,220	59,778	299,015	199,301
Handicrafts	2,743	44,971	18,675	48,544

	297,744	399,217	605,772	727,462

Depreciation and amortization:
TCM raw materials	84,399	57,314	168,823	112,703
Yew trees	18,774	17,383	27,065	24,465
Handicrafts	8,045	6,423	16,104	14,286
Other	27,505	25,544	63,379	56,783

	138,723	106,664	275,371	208,237

Net income (loss):
TCM raw materials	1,048,579	822,354	1,678,561	1,320,120
Yew trees	555,345	532,536	1,158,073	1,144,349
Handicrafts	3,753	10,831	17,360	18,361
Other	(154,264)	(194,689)	(373,783)	(356,798)

	$1,453,413	$1,171,032	$2,480,211	$2,126,032

	December 31, 2011
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,880,192	$600,364	$153,686	$316,177	$15,950,419

Expenditures for segment assets	5,515,590	61436	—	130,385	5,707,411

	June 30, 2012
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,805,311	$591,776	$139,018	$286,761	$15,822,866

Expenditures for segment assets	—	—	—	46,305	46,305

The Company does not allocate any selling, general and administrative expenses to its reportable segments because these activities are managed at a corporate level and not allocable to any segment. Accordingly, depreciation, interest expense or net income by segment is not reported. The Company’s operations are located in the PRC. All revenues are derived from customers in the PRC. All of the Company’s operating assets are located in the PRC.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating lease

On March 20, 2002, the Company leased office space in the A’cheng district in Harbin (the “A’cheng Lease”). The A’cheng Lease is for a term of 23 years and expires on March 19, 2025. Pursuant to the A’cheng Lease, lease payment shall be made as follows:

Year	Annual Lease Amount		Payment Due Date
March 2002 to February 2012	RMB	25,000	Before December 2012
March 2012 to February 2017	RMB	25,000	Before December 2017
March 2017 to March 2025	RMB	25,000	Before December 2025

For the three months ended June 30, 2012 and 2011, rent expense related to the A’cheng Lease amounted $987 and $961, respectively. For the six months ended June 30, 2012 and 2011, rent expense related to the A’cheng Lease amounted $1,976 and $1,909, respectively.

Future minimum rental payments required under the A’cheng Lease are as follows:

Twelve-month periods ending June 30:
2013	$3,952
2014	3,952
2015	3,952
2016	3,952
2017	3,952
Thereafter	30,630

Total	$50,390

See Note 11 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. The Company did not make sales under the Seedling Agreement for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, the Company made sales of $111,868 and $309,155, respectively, under the Seedling Agreement.

Land Use Rights and Yew Forest Purchase

On March 4, 2010, the Company entered into Land Use Right and Seedling Transfer Agreement with Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd., pursuant to which the Company acquired land use rights with an area of 15,865 mu and all yew trees and seedlings situated on such land, for an aggregate cost of RMB 80,152,900 (approximately $12,500,000). The purchase price was divided into three installments, each installment representing a parcel of land and the Company paid final installment in full during the six months ended June 30, 2012. As of June 30, 2012, there was no unpaid amount related to the Land Use Right and Seedling Transfer Agreement.

Options

Generally, the founders of a corporation in the United States receive shares of stock in consideration of the tangible and intangible assets contributed by them to the enterprise. Since the consideration for those shares is the transfer of assets, including intellectual property, and business know-how, sometimes referred to as “sweat equity”, no payment for such shares occurs.

However, unfamiliar with the usual way that founders acquire equity interests in corporations in the United States, the HDS Shareholders actually purchased their HDS Shareholders’ Stock between March 2008 and September 2009, for cash, in a series of four different offerings of YBP Common Stock during that period, at prices ranging between $0.02 and $0.10 per share, for an aggregate purchase price of $890,501.

As a result of the Contractual Arrangements of the Second Restructure, in which all of the profits of HDS will be paid under the terms of the Business Cooperation Agreement to JSJ, which is an indirect wholly-owned subsidiary of YBP, combined with the actual purchase by the HDS Shareholders of the HDS Shareholders’ Stock for cash, it could be viewed that Mr. Wang, Madame Qi and Mr. Han have, in effect, paid for their HDS Shareholders’ Stock twice.

Accordingly, it is the intention of the Company to rectify this situation by issuing a stock purchase option (a “Founder’s Option”) to each of Mr. Wang, Madame Qi and Mr. Han in an amount equal to the number of shares of YBP Common Stock that each of them currently owns. The terms of each Founder’s Option will be identical to each other except for the name of the optionee and the number of shares of YBP Common Stock subject to each such Founder’s Option. Those terms include:

•	The issuance of the Founder’s Option may be subject to pre-issuance approval or post-issuance ratification by our shareholders as described below;

•	Each Founder’s Option is fully vested upon issuance;

•

Each Founder’s Option may be exercised only upon the approval by the YBP shareholders of an amendment to YBP’s Articles of Incorporation increasing the number of shares of authorized Common Stock and the filing of an amendment of the Articles of Incorporation with the Secretary of State of Nevada;

•	Each Founder’s Option is exercisable for a period of five years;

•	Each Founder’s Option has an exercise price of $0.10 per share, which is the same price per share in the most recently completed offering of YBP’s Common Stock; and

•

Each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose not to pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP Common Stock reflecting the value of the number of shares of YBP Common Stock equal to the aggregate exercise price of the Founder’s Option.

Assuming the options are approved by the shareholders of the Company, the options will be valued on the date of grant using the Black-Scholes option pricing model, using the expected and implied volatility from its peer companies’ volatilities as the Company itself does not have historical trading history, expected dividends yield of 0%, expected term of 5 years and risk-free interest rate on the date of grant. The value of the options granted will be immediately recognized as the Company’s compensation expenses upon the issuance of the options. The number of shares of YBP Common Stock subject to each Founder’s Option is as follows:

Name of Optionee	Number of Shares Subject to Option
Zhioguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300

The terms of the Founder’s Option have not been determined as a result of arm’s-length negotiations. The Board of Directors of YBP, which consists of the same persons who are the HDS Shareholders and the grantees of the Founder’s Option, may seek shareholder approval or ratification of the issuance of the Founder’s Options.

To the extent that the Founder’s Options are exercised, assuming they are granted as described above, the number of shares to YBP Common Stock then held by each HDS Shareholder could as much double, which would be highly dilutive to the other existing YBP shareholders. The following chart shows the maximum effect of this dilution assuming full exercise of each Founder’s Option for cash:

Shareholder	Number Shares Presently Held	Percentage of Issued Shares Presently Held	Number Shares Held Assuming Exercise of Founder’s Options	Percentage of Issued Shares Following Exercise of Founder’s Options
Zhiguo Wang	20,103,475	40.50%	40,206,950	55.23%
Guifang Qi	2,488,737	4.98%	4,977,474	6.84%
Xingming Han	213,300	0.43%	426,600	0.58%
All HDS Shareholders as a group (3 persons)	22,805,512	45.61%	45,611,024	62.65%

All other existing shareholders	27,194,488	54.39%	27,194,488	37.35%

Total	50,000,000	100.00%	72,805,512	100.00%

NOTE 15 – JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the six months ended June 30, 2012 and 2011, the Company has not generated any revenues or activity on this land.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through August 14, 2012, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements, except the following:

Related Party Lease

On July 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Far East Office Lease”). Pursuant to the Far East Office Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the Far East Office Lease is RMB 10,000 (approximately $1,600) annually. The term of the Far East Office Lease is three years and expires on June 30, 2015.

Land Use Right

On July 18, 2012, the Company entered into a land use agreement (the “Fuye Field Agreement”) with an individual in the PRC. Pursuant to the Fuye Field Agreement, HDS leasees 117.5 mu (approximately 19.6 acres) located at Fuye Field, Beizhao Village, Hongxing Town, A’cheng District in Helongjiang Province, PRC. The term of the Fuye Field Agreement is 16 years, through March 2028. During the term of the Fuye Field Agreement, HDS has the right to develop the property for the production of yew trees. In addition, HDS acquired a building and more than 80,000 trees – which are not yew trees – located on the property.

Payments to be made by the Company under the Fuye Field Agreement total RMB 15,002,300, payable as follows:

•	RMB 6,300,000 upon receipt by HDS of all related supporting documents and materials on the ownership and land use right of the property

•	RMB 3,700,000 on December 25, 2012

•	RMB 5,002,300 on or before December 25, 2013.

The Company prepaid the first installment of RMB 6,300,000 (approximately $1 million) in June 2012 and the amount was recorded in the Company’s deposit on land use right in the accompanying consolidated balance sheet at June 30, 2012. The Company presently expects to be able to make the additional payments required by the Fuye Field Agreement from cash-on-hand and net cash flow from operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a major grower and seller of yew trees and manufacturers of products made from yew trees, including potted yew trees for display in homes and offices, and handicrafts. We also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species.

For the three and six months ended June 30, 2012 and 2011, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three months ended June 30, 2012, revenues from the sale of TCM raw materials represented approximately 64.3% of consolidated revenue (including 4.6% of consolidated revenues to related parties); sale of yew trees represented approximately 35.3% of consolidated revenue; and the sale of handicrafts represented approximately 0.4% of consolidated revenue (including 0.1% of consolidated revenues to related parties). For the six months ended June 30, 2012, revenues from the sale of TCM raw materials represented approximately 56.8% of consolidated revenue (including 4.6% of consolidated revenues to related parties); sale of yew trees represented approximately 42.1% of consolidated revenue; and the sale of handicrafts represented approximately 1.1% of consolidated revenue (including 0.1% of consolidated revenues to related parties).

For the three months ended June 30, 2011, revenues from the sale of TCM raw materials represented approximately 63.3% of consolidated revenue (including 21.8% of consolidated revenues to related parties); sale of yew trees represented approximately 33.6% of consolidated revenue; and the sale of handicrafts represented approximately 0.3% of consolidated revenue. For the six months ended June 30, 2011, revenues from the sale of TCM raw materials represented approximately 56.1% of consolidated revenue (including 28.6% of consolidated revenues to related parties); sale of yew trees represented approximately 41.9% of consolidated revenue; and the sale of handicrafts represented approximately 2.1% of consolidated revenue.

All of our revenues were generated by HDS. Other than expenses (approximately $126,000 and $58,000 for the six months ended June 30, 2012 and 2011, respectively) incurred primarily related to meeting its reporting requirements in the U.S., YBP has no other significant business operations. At June 30, 2012, YBP has approximately $10,000 in cash and holds the

100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $114,000, including approximately $95,000 in cash at June 30, 2012. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Note 1 to Notes to Consolidated Financial Statements. In the event we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for violation of PRC laws, rules and regulations, in such an event, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our marked valuation.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Variable interest entities

Pursuant to ASC Topic 810 and related subtopics related to the consolidation of variable interest entities, we are required to include in our consolidated financial statements the financial statements of VIEs. The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. HDS is considered a VIE, and we are the primary beneficiary. We entered into agreements with the HDS pursuant to which we shall receive 100% of HDS’s net income. In accordance with these agreements, HDS shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, JSJ and JSJ shall supply the technology and administrative services needed to service the HDS.

The accounts of HDS are consolidated in the accompanying financial statements. As VIEs, HDS’ sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of HDS’ net income, and their assets and liabilities are included in our consolidated balance sheets. The VIEs do not have any non-controlling interest and, accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in HDS that require consolidation of HDS’ financial statements with our financial statements.

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary of HDS which is identified as a VIE of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The significant terms of the agreements between us and HDS are discussed above in the “Corporate Structure and Recapitalization - Second Restructure” section. Our assessment on the involvement with HDS reveals that we have the absolute power to direct the most significant activities that impact the economic performance of HDS. JSJ, our wholly own subsidiary, is obligated to absorb a majority of the risk of loss from HDS activities and entitles JSJ to receive a majority of HDS’s expected residual returns. In addition, HDS’s shareholders have pledged their equity interest in HDS to JSJ, irrevocably granted JSJ an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in HDS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by JSJ. Under the accounting guidance, we are deemed to be the primary beneficiary of HDS and the results of HDS are consolidated in our consolidated financial statements for financial reporting purposes.

Accordingly, as a VIE, HDS’s sales are included in our total sales, its income from operations is consolidated with our income from operations and our net income includes all of HDS’s net income. All the equity (net assets) and profits (losses) of HDS are attributed to us. Therefore, no non-controlling interest in HDS is presented in the Company’s consolidated financial statements. As we do not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the Contractual Arrangements, YBP has a pecuniary interest in HDS that requires consolidation of HDS’s financial statements with those of ours.

Additionally, pursuant to ASC 805, as YBP and HDS are under the common control of the HDS Shareholders, the Second Restructure was accounted for in a manner similar to a pooling of interests. As a result, our historical amounts in the accompanying consolidated financial statements give retrospective effect to the Second Restructure, whereby our assets and liabilities are reflected at the historical carrying values and their operations are presented as if they were consolidated for all periods presented, with our results of operations being consolidated from the date of the Second Transfer Agreement. The accounts of HDS are consolidated in the accompanying financial statements.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company recognized the probability of the collection for each customer and believes the amount of the balance as of June 30, 2012 could be collected and accordingly, the Company did not record any allowance for doubtful accounts.

Inventories

Inventories, consisting of raw materials, work in process, yew seedlings and finished goods related to our yew products are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew wood used in the production of yew products such as furniture, ornaments, and other products containing yew wood. Finished goods, consisting of yew products include direct materials, direct labor and an appropriate proportion of overhead. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the cost and the market value. Any such reserves that we might establish would be recorded based on estimates. For the six months ended June 30, 2012 and 2011, we did not record any inventory reserve.

In accordance with Accounting Standards Codification (“ASC”) 905, “Agriculture”, our costs of growing yew seedlings are accumulated until the time of harvest and are reported at the lower of cost or market.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The estimated useful lives are as follows:

Building	15 years
Machinery and equipment	10 years
Office equipment	3 years
Leasehold improvement	5 years
Motor vehicles	4 years

Land and yew forest use rights

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. We have recorded the amounts paid to the PRC government to acquire long-term interests to utilize land and yew forests as land and yew forest use rights. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests will be used to supply raw materials such as branches, leaves and fruit to us that will be used to manufacture our products. We amortize these land and yew forest use rights over the term of the respective land and yew forest use right, which ranges from 45 to 50 years. The lease agreements do not have any renewal option and we have no further obligations to the lessor. We record the amortization of these land and forest use rights as part of its cost of revenues.

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, and sales of yew craft products. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

Income taxes

We are governed by the Income Tax Law of the PRC, Hong Kong and the United States. We account for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence; it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

We apply the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Currently, we have no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-based compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Currency exchange rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries and VIEs is the RMB. All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating subsidiaries. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars, which is the functional currency of our parent company. The functional currency of our operating subsidiaries and affiliates is RMB. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results.

Recently Enacted JOBS Act

We qualify as an “emerging growth company” under the recently enacted Jumpstart our Businesses Act of 2012 (the “JOBS” Act). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•

Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Until such time, however, because the JOBS Act has only recently been enacted, we cannot predict whether investors will find our stock less attractive because of the more limited disclosure requirements that we may be entitled to follow and other exemptions on which we are relying while we are an “emerging growth company”. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues - third parties	$1,905,421	$1,379,800	$3,300,074	$2,292,480
Revenues - related party	—	385,138	159,692	917,812

Total Revenues	1,905,421	1,764,938	3,459,766	3,210,292

Cost of revenues - third parties	297,744	290,585	580,548	471,467
Cost of revenues - related party	—	108,632	25,224	255,995

Total cost of revenues	297,744	399,217	605,772	727,462

Gross profit	1,607,677	1,365,721	2,853,994	2,482,830
Operating expenses	155,412	193,784	375,010	346,126

Income from operations	1,452,265	1,171,937	2,478,984	2,136,704
Other income (expenses)	1,148	(905)	1,277	(10,672)

Net income	1,453,413	1,171,032	2,480,211	2,126,032
Other comprehensive income:
Unrealized foreign currency translation gain	21,762	293,658	167,667	424,134

Comprehensive income	$1,475,175	$1,464,690	$2,647,878	$2,550,166

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Revenues

For the three months ended June 30, 2012, we had total revenues of $1,905,421, as compared to $1,764,938 for the three months ended June 30, 2011, an increase of $140,483 or 8.0%. For the six months ended June 30, 2012, we had total revenues of $3,459,766, as compared to $3,210,292 for the six months ended June 30, 2011, an increase of $249,474 or 7.8%. The increase in total revenue was attributable to the increase in revenue from our TCM raw materials segment and the increase in revenue from the sale of yew trees, partially offset by a decrease in revenue from the sale of handicrafts, and is summarized as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase (Decrease)	Percentage Change
TCM raw materials	$1,225,360	$1,116,822	$108,538	9.7%
Yew trees	673,565	592,314	81,251	13.7%
Handicrafts	6,496	55,802	(49,306)	(88.4)%

Total	$1,905,421	$1,764,938	$140,483	8.0%

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase (Decrease)	Percentage Change
TCM raw materials	$1,966,643	$1,799,737	$166,906	9.3%
Yew trees	1,457,088	1,343,650	113,438	8.4%
Handicrafts	36,035	66,905	(30,870)	(46.1)%

Total	$3,459,766	$3,210,292	$249,474	7.8%

The increase in our revenue is attributable to increases in revenue in our TCM raw materials and yew tree segments, partially offset by a decrease in revenue in our handicraft segment.

Cost of Revenues

For the three months ended June 30, 2012, cost of revenues amounted to $297,744, as compared to $399,217 for the three months ended June 30, 2011, a decrease of $101,473 or 25.4%. For the six months ended June 30, 2012, cost of revenues amounted to $605,772 as compared to $727,462 for the six months ended June 30, 2011, a decrease of $121,690 or 16.7%. Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land and yew forest use rights, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs. For the three months ended June 30, 2012, cost of revenues accounted for 15.6% of total revenues compared to 22.6% of total revenues for the three months ended June 30, 2011. For the six months ended June 30, 2012, cost of revenues accounted for 17.5% of total revenues compared to 22.7% of total revenues for the six months ended June 30, 2011.

Cost of revenues by product categories were as follows:

	Three Months ended June 30, 2012	Three Months Ended June 30, 2011	Increase (Decrease)	Percentage Change
TCM raw materials	$176,781	$294,468	$(117,687)	(40.0)%
Yew trees	118,220	59,778	58,442	97.8%
Handicrafts	2,743	44,971	(42,228)	(93.9)%

Total	$297,744	$399,217	$(101,473)	(25.4)%

	Six Months ended June 30, 2012	Six Months Ended June 30, 2011	Increase (Decrease)	Percentage Change
TCM raw materials	$288,082	$479,617	$(191,535)	(39.9)%
Yew trees	299,015	199,301	99,714	50.0%
Handicrafts	18,675	48,544	(29,869)	(61.5)%

Total	$605,772	$727,462	$(121,690)	(16.7)%

The decrease in our cost of revenues was primarily a result of decreases in costs of revenue in our TCM raw materials and handicrafts segments, partially offset by an increase in cost of revenue in our yew trees segment.

Gross Profit

For the three months ended June 30, 2012, gross profit was $1,607,677 as compared to $1,365,721 for the three months ended June 30, 2011, representing gross margins of 84.4% and 77.4%, respectively. For the six months ended June 30, 2012, gross profit was $2,853,994 as compared to $2,482,830 for the six months ended June 30, 2011, representing gross margins of 82.5% and 77.3%, respectively. Gross profit margins by product categories were as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase (Decrease)
TCM raw materials	85.6%	73.6%	12.0%
Yew trees	82.4%	89.9%	(7.5)%
Handicrafts	57.8%	19.4%	(38.4)%

Total	84.4%	77.4%	7.0%

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Increase (Decrease)
TCM raw materials	85.4%	73.4%	12.0%
Yew trees	79.5%	85.2%	(5.7)%
Handicrafts	48.2%	27.4%	(20.8)%

Total	82.5%	77.3%	5.2%

The overall increase in our gross profit margin was primarily attributable to the increase in the TCM raw material segment, partially offset by a decrease in our yew trees and handicrafts segments.

For the three and six months ended June 30, 2012, the increase in our gross margin percentage related to the sale of TCM raw materials was primarily attributable to the operational efficiency improvements as we have had longer operation experience in the TCM raw materials segment as compared to the same periods in 2011.

The decrease in our gross margin percentage related to the sale of yew trees for the second quarter of 2012 as compared to the second quarter of 2011 is primarily attributable to the fact that we had more mature yew seedlings and trees sold during the three and six months ended June 30, 2012 as compared to the same periods in 2011, and the costs for more mature yew seedlings and trees are higher. We also saw an increase in our average unit selling price and higher overall gross margin in our yew tree segment in 2012 as compared to 2011.

The increase in our gross margin percentage related to the sale of handicrafts for the second three months and six months ended June 30, 2012 as compared to the same periods in 2011 was mainly due to the different sales revenue mix with different gross profit margins. During the three and six months ended June 30, 2012, the handicrafts we sold had higher profit margin, which contributed to the higher gross profit margin.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Salary and related benefit	$3,960	$4,460	$7,702	$5,585
Advertising	—	4,018	—	9,421
Shipping and handling	192	3,411	393	6,749
Other	1,198	1,936	3,142	12,430

Total	$5,350	$13,825	$11,237	$34,185

For the three months ended June 30, 2012, selling expenses were $5,350, as compared to $13,825 for the three months ended June 30, 2011, a decrease of $8,475 or 61.3%. The decrease in our selling expenses for the three months ended June 30, 2012 was primarily attributable to the decreases in salary and related benefit, advertising, shipping and handling and other expenses. For the six months ended June 30, 2012, selling expenses were $11,237 as compared to $34,185 for the six months ended June 30, 2011, a decrease of $22,948 or 67.1%. The decrease in our selling expenses for the six months ended June 30, 2012 was primarily attributable to the decreases in advertising, shipping and handling and other expenses, partially offset by an increase in salary and related benefit.

For the three months ended June 30, 2012, salary and related benefit decreased by $500 as compared to the three months ended June 30, 2011. The decrease was attributable to the decrease in bonuses paid and partially offset by the increase in the salary expenses as we had more sales staff on our sales team during the three months ended June 30, 2012 as compared to the same period in 2011. During the three months ended June 30, 2011, we paid more bonuses to incentivize our sales staff to promote our TCM raw materials and yew trees products. For the six months ended June 30, 2012, salary and related benefit increased by $2,117 as compared to the six months ended June 30, 2011, which was primarily attributable to an increase in salary expenses as we had more sales staff on our sales team during the first half of 2012 as compared to 2011.

For the three and six months ended June 30, 2012, we did not incur any advertising expenses, while we recorded advertising expenses of $4,018 and $9,412 for the three and six months ended June 30, 2011, respectively. We primarily relied on our sales staff to promote our products and did not have any advertising activities during 2012.

For the three months ended June 30, 2012, shipping and handling expenses decreased by $3,220 as compared to the three months ended June 30, 2011. In the second quarter of 2012, the majority of the shipping fees were either paid directly or reimbursed by our customers, while, in the second quarter of 2011, shipping fees were paid by us. For the six months ended June 30, 2012, shipping and handling expenses decreased by $6,356 as compared to the six months ended June 30, 2011. In the first half of 2012, majority of the shipping fee was either paid directly by our customers or reimbursed to us by our customers, while, in the first half of 2011, shipping fee was paid by us.

For the three months ended June 30, 2012, other miscellaneous selling expenses decreased by $738 as compared to the three months ended June 30, 2011. This decrease was primarily attributable to the decrease in materials expenditure related to selling activities. For the six months ended June 30, 2012, other miscellaneous selling expenses decreased by $9,288 as compared to the six months ended June 30, 2011. This decrease was primarily attributable to the decrease in materials expenditure related to selling activities.

General and Administrative Expenses

For the three months ended June 30, 2012, general and administrative expenses amounted to $150,062, as compared to $179,959 for the three months ended June 30, 2011, a decrease of $29,897 or 16.6%. For the six months ended June 30, 2012, general and administrative expenses amounted to $363,773, as compared to $311,941 for the six months ended June 30, 2011, an increase of $51,832 or 16.6%. General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation and related benefits	$52,683	$52,080	$100,005	$81,637
Depreciation	45,575	35,403	88,990	72,183
Travel and entertainment	20,475	26,185	40,301	51,708
Professional fees	15,550	41,991	85,254	59,228
Research and development	—	13,589	—	15,274
Other	15,779	10,711	49,223	31,911

Total	$150,062	$179,959	$363,773	$311,941

The decrease in our general and administrative expenses for the three months ended June 30, 2012, as compared to the same period in 2011, was primarily attributable to decreases in professional fees and research and development expenses, partially offset by an increase in depreciation expenses. The increase in our general and administrative expenses for the six months ended June 30, 2012, as compared to the same period in 2011, was primarily attributable to increases in compensation and related benefits paid, depreciation expenses, professional and other fees, partially offset by the decreases in travel and entertainment expenses and research and development expenses.

•	For the three months ended June 30, 2012, compensation and related benefits increased by $603 or 1.2% as compared to the three months ended June 30, 2011.

For the six months ended June 30, 2012, compensation and related benefits increased by $19,696 or 24.1% as compared to the six months ended June 30, 2011. These increases were primarily attributable to an increase in salaries paid to our management and other administrative staff resulting from the expansion of our business.

•

For the three months ended June 30, 2012, depreciation increased by $10,172 or 28.7% as compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, depreciation increased by $16,807 or 23.3% as compared to the six months ended June 30, 2011. These increases were primarily attributable to an increase in depreciable assets. Since later part of 2011, we purchased more fixed assets as a resulted of the expansion of our business. As such, we had more depreciable assets during the three and six months ended June 30, 2012 as compared to the same periods in 2011.

•

For the three months ended June 30, 2012, travel and entertainment decreased by $5,710 or 21.8% as compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, travel and entertainment decreased by $11,407 or 22.1% as compared to the six months ended June 30, 2011. These decreases were attributable to less travel and entertainment activities incurred during 2012 as a result of cost-cutting efforts.

•

Professional fees consisted primarily of legal, accounting and other fees associated with preparing to become a reporting company in the United States. For the three months ended June 30, 2012, professional fees decreased by $26,441 or 63.0%, as compared to the three months ended June 30, 2011. This decrease was primarily attributable to the decrease in legal and accounting fees spending during the three months ended June 30, 2012 as compared to the same period in 2011. For the six months ended June 30, 2012, professional fees increased by $26,026 or 43.9%, as compared to the six months ended June 30, 2011. This increase was primarily attributable to the increase in legal and accounting fees related to our efforts in the preparations of becoming a reporting company in the United States.

•

For the three months ended June 30, 2012, other general and administrative expense increased by $5,068 or 47.3%, as compared to the three months ended June 30, 2011. For the six months ended June 30, 2012, other general and administrative expense increased by $17,312 or 54.3%, as compared to the six months ended June 30, 2011. These increases were mainly attributable to an increase in vehicle related-expense and rent expense due to the expansion of our business.

Income from Operations

For the three months ended June 30, 2012, income from operations was $1,452,265 as compared to $1,171,937 for the three months ended June 30, 2011, an increase of $280,328 or 23.9%. For the six months ended June 30, 2012, income from operations was $2,478,984 as compared to $2,136,704 for the six months ended June 30, 2011, an increase of $342,280 or 16.0%. These increases were primarily due to higher overall gross margins and a decrease in selling expenses incurred.

Other Income (Expenses)

For the three months ended June 30, 2012, total other income amounted to $1,148 as compared to total other expenses of $905 for the three months ended June 30, 2011. For the six months ended June 30, 2012, total other income amounted to $1,227 as compared to total other expenses of $10,672 for the six months ended June 30, 2011. The change in total other income (expenses) was primarily attributable to the following:

•

For the three months ended June 30, 2012, interest income amounted to $1,509 as compared to interest income of $370 for the three months ended June 30, 2011. For the six months ended June 30, 2012, interest income amounted to $1,588 as compared to interest income of $1,449 for the six months ended June 30, 2011. These increases were the result of more money being deposited in interest-bearing accounts.

•

For the three months ended June 30, 2012, other expense amounted to $361 as compared to other expense of $1,275 for the three months ended June 30, 2011. For the six months ended June 30, 2012, other expense amounted to $361 as compared to other expense of $12,121 for the six months ended June 30, 2011. The decrease was a result of better costs control related to non-operational expenses.

Net Income

As a result of the factors described above, our net income was $1,453,413 or $0.03 per share (basic and diluted), for the three months ended June 30, 2012, as compared to $1,171,032 or $0.03 per share (basic) and $0.02 per share (diluted), for the three months ended June 30, 2011. Our net income was $2,480,211 or $0.05 per share (basic and diluted), for the six months ended June 30, 2012, as compared to $2,126,032 or $0.05 per share (basic) and $0.04 per share (diluted), for the six months ended June 30, 2011.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2012, we reported an unrealized gain on foreign currency translation of $21,762, as compared to $293,658 for the three months ended June 30, 2011. For the six months ended June 30, 2012, we reported an unrealized gain on foreign currency translation of $167,667, as compared to $424,134 for the six months ended June 30, 2011. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended June 30, 2012, comprehensive income of $1,475,175 was derived from the sum of our net income of $1,453,413 plus a foreign currency translation gain of $21,762. For the three months ended June 30, 2011, comprehensive income of $1,464,690 was derived from the sum of our net income of $1,171,032 plus a foreign currency translation gain of $293,658.

For the six months ended June 30, 2012, comprehensive income of $2,647,878 was derived from the sum of our net income of $2,480,211 plus a foreign currency translation gain of $167,667. For the six months ended June 30, 2011, comprehensive income of $2,550,166 was derived from the sum of our net income of $2,126,032 plus a foreign currency translation gain of $424,134.

Segment Operations

For the three and six months ended June 30, 2012 and 2011, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended June 30, 2012 and 2011 was as follows:

Three months Ended June 30, 2012:

	TCM raw materials	Yew Trees	Handicrafts	Total
Revenues	$1,225,360	$673,565	$6,496	$1,905,421
Revenues - related parties	—	—	—	—

Total revenues	1,225,360	673,565	6,496	1,905,421

Cost of revenues	176,781	118,220	2,743	297,744

Cost of revenues - related parties	—	—	—	—

Total cost of revenues	$176,781	$118,220	$2,743	$297,744

Three months Ended June 30, 2011:

	TCM raw materials	Yew Trees	Handicrafts	Total
Revenues	$731,684	$592,314	$55,802	$1,379,800
Revenues - related parties	385,138	—	—	385,138

Total revenues	1,116,822	592,314	55,802	1,764,938

Cost of revenues	185,836	59,778	44,971	290,585
Cost of revenues - related parties	108,632	—	—	108,632

Total cost of revenues	$294,468	$59,778	$44,971	$399,217

Information with respect to these reportable business segments for the six months ended June 30, 2012 and 2011 is as follows:

Six months Ended June 30, 2012:

	TCM raw materials	Yew Trees	Handicrafts	Total
Revenues	$1,808,554	$1,457,088	$34,432	$3,300,074
Revenues - related parties	158,089	—	1,603	159,692

Total revenues	1,966,643	1,457,088	36,035	3,459,766

Cost of revenues	263,723	299,015	17,810	580,548
Cost of revenues - related parties	24,359	—	865	25,224

Total cost of revenues	$288,082	$299,015	$18,675	$605,772

Six months Ended June 30, 2011:

	TCM raw materials	Yew Trees	Handicrafts	Total
Revenues	$881,925	$1,343,650	$66,905	$2,292,480
Revenues - related parties	917,812	—	—	917,812

Total revenues	1,799,737	1,343,650	66,905	3,210,292

Cost of revenues	223,622	199,301	48,544	471,467
Cost of revenues - related parties	255,995	—	—	255,995

Total cost of revenues	$479,617	$199,301	$48,544	$727,462

TCM raw materials

During the three months ended June 30, 2012, we sold 7,050 kg of TCM raw materials as compared to 6,850 kg of TCM raw materials during the three months ended June 30, 2011, a 2.9% increase in sales volume due to increased sales efforts and customer demand, with a 3.4% increase in our average unit selling price. The increase in our average unit selling price was attributable to the increase in total TCM raw material sales made to our third party customers. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $158,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of RMB 1,100,000 (approximately $174,000) per metric ton.

During the six months ended June 30, 2012, we sold 11,400 kg of TCM raw materials as compared to 11,260 kg of TCM raw materials during the six months ended June 30, 2011, a 1.2% increase in sales volume due to increased sales efforts and customer demand, with a 6.9% increase in our average unit selling price. The increase in our average unit selling price was attributable to the increase in the percentage of total TCM raw materials sales made to our third party customers. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $158,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of RMB 1,100,000 (approximately $174,000) per metric ton.

In February 2010, we began selling yew branches and leaves that are used in the production of traditional Chinese medicine. On January 9, 2010, we entered into the Development Agreement with Yew Pharmaceutical, a related party, for the development, production and sale of yew-based TCM. Pursuant to the Development Agreement, we sell yew branches and leaves to Yew Pharmaceutical. Yew Pharmaceutical manufactures TCM at its own facilities in Harbin in accordance with the requirements of the Heilongjiang Food and Drug Administration (the “HFDA”). Yew Pharmaceutical is also responsible for producing the finished product in accordance with the requirements of good manufacturing practices (“GMP”). In this regard, Yew Pharmaceutical received a GMP certificate in November 2009, and has filed all applications with, and obtained all approvals from, the HFDA.

For the three months ended June 30, 2012 and 2011, we had revenue of $0 and $385,138, respectively, from the sale of TCM raw materials to Yew Pharmaceutical pursuant to the Development Agreement. Yew Pharmaceutical had sufficient inventory and did not make purchases from us during the three months ended June 30, 2012, and we concentrated our efforts on developing third party customers for our TCM raw materials. For the three months ended June 30, 2012 and 2011, revenue from the sale of TCM raw materials to third parties amounted to $1,225,360 and $731,684, respectively. For the six months ended June 30, 2012 and 2011, pursuant to the Development Agreement, we had revenue of $159,692 and $917,812, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. Additionally, for the six months ended June 30, 2012 and 2011, revenue from the sale of TCM raw materials to third parties amounted to $1,806,951 and $881,925, respectively. Sales volume is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales volume - third parties (kg)	7,050	4,350	10,400	5,250
Sales volume - related party (kg)	—	2,500	1,000	6,010

Total sales volume	7,050	6,850	11,400	11,260

The decrease in our cost of revenues in the TCM raw materials segment for the three and six months ended June 30, 2012 as compared to the corresponding periods of 2011 was primarily attributable to improved operational efficiencies in 2012. We have continued to find ways to improve our operational efficiencies and cost controls in the TCM raw materials segment since we first started the segment operation in 2010. As a result, we were able to reduce the cost of revenues as a percentage of our revenue.

Yew trees

During the three months ended June 30, 2012, we sold approximately 88,000 yew seedlings and trees as compared to approximately 138,000 yew seedlings and trees in the three months ended June 30, 2011, a decrease in volume of 36.2%. For the three months ended June 30, 2012, demand for our yew seedling products decreased as our customers did not have as many forestation or landscaping projects as a result of the current slowdown in the Chinese economy. Additionally, we sold more yew trees in the potted miniature trees form. Potted miniature trees are more mature and higher priced than yew seedlings and customers generally purchase potted miniature trees in smaller quantities. However, we saw an increase in the average unit selling price of yew trees of 73.3% for the second quarter of 2012 as compared to the second quarter of 2011. The increase in our average unit selling price for yew trees was primarily attributable to the different sales revenue mix with varying unit selling price.

During the six months ended June 30, 2012, we sold approximately 185,000 yew seedlings and trees as compared to approximately 298,000 yew seedlings and trees in the six months ended June 30, 2011, a decrease in volume of 37.9%. During the six months ended June 30, 2012, demand for our yew seedling products decreased as our customers did not have as many forestation or landscaping projects as a result of the current slowdown in the Chinese economy. Additionally, we sold more yew trees in the potted miniature trees form. Potted miniature trees are more mature and higher priced than yew seedlings and customers generally purchase potted miniature trees in smaller quantities. As such, the sales volume decreased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. However, we saw an increase in the average unit selling price of yew trees of 74.7% for the first half of 2012 as compared to the first half of 2011. The increase in our average unit selling price for yew trees was primarily attributable to the different sales revenue mix with varying unit selling price. The selling price of yew trees is dependent on the age, size and variety of the seedling or tree. For example, smaller, less developed yew seedlings or trees sell for less than more mature seedlings or trees. We sold more matured and larger yew seedlings as a percentage of total Yew trees sales during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

The increase in our cost of revenues in the yew trees segments for the three and six months ended June 30, 2012 as compared to the comparable periods of 2011 was attributable to the increased cost of cultivating yew trees in 2012 and more mature yew trees with higher costs being sold in 2012. We sold approximately 88,000 and 185,000 yew seedlings and trees in the three and six months ended June 30, 2012, respectively, as compared to approximately 138,000 and 298,000 yew seedlings and trees in the three and six months ended June 30, 2011, respectively. The average cost per yew tree was approximately $1.34 and $1.62 in the three and six months ended June 30, 2012, respectively, as compared to $0.43 and $0.67 per yew tree in the three and six months ended June 30, 2011, respectively.

Handicrafts

During the three months ended June 30, 2012 and 2011, revenue from the sale of handicrafts made from yew timber amounted to $6,496 and $55,802, respectively, a decrease of $49,306 or 88.4%. During the six months ended June 30, 2012 and 2011, revenue from the sale of handicrafts made from yew timber amounted to $36,035 and $66,905, including sales to a related party of $1,603 and $0, respectively, a decrease of $34,432 or 95.6%. During the six months ended June 30, 2012, less yew furniture was sold as compared to the same period in 2011. These decreases in revenue from the sale of handicrafts was primarily attributable to the downturn in antique furniture and handicrafts market reflecting the overall impact of Chinese economy environment, especially for higher priced items such as desks and high-end furniture. Additionally, as we primarily focused on developing our TCM raw materials and the yew tree segments business during 2010 and 2011, we did not actively promote our handicraft products. Starting in 2012, we have increased our sales effort for our handicraft products, in particular, the higher priced high-end furniture and sculptures. However, it generally takes longer for our customers to make purchasing decisions as our yew furniture and sculptures are high-priced. We expect to see revenue from handicrafts gradually improve starting in third quarter of 2012 as a result of our increased sales effort, subject to general economic conditions in China.

The decrease in our cost of revenues in the Handicrafts segments for the three and six months ended June 30, 2012 as compared to the corresponding periods of 2011 was due to the decrease in revenue generated from the sale of handicrafts and different product mix sold.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2012 and December 31, 2011, we had cash balances of $693,908 and $732,371, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation, and for working capital.

In July 2012, we signed an agreement to acquire a land use right located at Fuye Field, Beizhao Village, Hongxing Town, A’cheng District in Helongjiang Province, PRC (the “Fuye Field Agreement”) in the amount of approximately $2.4 million, payable in installments. We lease 117.5 mu (approximately 19.6 acres) located at Fuye Field, Beizhao Village, Hongxing Town, A’cheng District in Helongjiang Province, PRC. The term of the Fuye Field Agreement is 16 years, through March 2028. During the term of the Fuye Field Agreement, we have the right to develop the property for the production of yew trees. In addition, HDS acquired a building and more than 80,000 trees – which are not yew trees – located on the property. In connection with the Fuye Field Agreement, we paid the deposit on the Fuye Field Agreement of approximately $1 million in June 2012; the deposit amount was equal to the first installment payment. We are required to pay the second installment of approximately $0.6 million on December 25, 2012 and the final installment of approximately $0.8 million on or before December 25, 2013. We plan on funding the forest assets acquisition from our cash provided by operating activities in 2012 and 2013. We presently expect to be able to make the additional payments required by the Fuye Field Agreement from cash-on-hand and net cash flow from operations.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2011 to June 30, 2012:

			December 31, 2011 to June 30, 2012
Category	June 30, 2012	December 31, 2011	Change	Percentage Change
Current assets:
Cash	$693,908	$732,371	$(38,463)	(5.3)%
Accounts receivable	316,471	—	316,221	100.0%
Inventories	8,329,457	8,218,874	110,583	1.3%
Prepaid rent - related party	70,690	—	70,690	100.0%
Prepaid expenses and other assets	2,175	433	1,742	402.3%
Current liabilities:
Accounts payable	62,476	1,360,611	(1,298,135)	(95.4)%
Accrued expenses and other payables	76,952	119,901	(42,949)	(35.8)%
Advance from customers	232,290	—	232,290	100.0%
Taxes payable	4,423	500	3,923	784.6%
Refundable common stock subscription	—	950,000	(950,000)	(100.0)%
Due to related parties	53,855	266,488	(212,633)	(79.8)%
Working capital:
Total current assets	$9,412,701	$8,951,678	$461,023	5.2%
Total current liabilities	429,996	2,697,500	(2,267,506)	(84.1)%

Working capital	$8,982,705	$6,254,178	$2,728,527	43.6%

Our working capital increased $2,728,527 to $8,982,705 at June 30, 2012, from working capital of $6,254,178 at December 31, 2011. This increase in working capital is primarily attributable to:

•	An increase in accounts receivable of approximately $316,000; and

•	An increase in inventories of approximately $111,000;

•	A decrease in accounts payable of approximately $1,298,000;

•	A decrease in refundable common stock subscription of approximately $950,000; and

•	A decrease in due to related parties of approximately $213,000.

For the six months ended June 30, 2012, net cash flow provided by operating activities was $1,235,148, as compared to net cash flow provided by operating activities of $4,420,848 for the six months ended June 30, 2011, a decrease of $3,185,700. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2012, net cash flow provided by operating activities of $1,235,148 was primarily attributable to:

•

net income of approximately $2,480,000 adjusted for the add-back of non-cash items, such as: depreciation of approximately $103,000, and amortization of land use rights and yew forest assets of approximately $172,000, and

•	the receipt of cash from operations from changes in operating assets and liabilities, such an increase in advance from customers of approximately $232,000,

partially offset by:

•

the use of cash from changes in operating assets and liabilities, such as: an increase in accounts receivable of approximately $316,000, a decrease in accounts payable of approximately $1,307,000 and an increase in prepaid rent – related party of approximately $71,000.

For the six months ended June 30, 2011, net cash flow provided by operating activities of $4,420,848 was primarily attributable to:

•

net income of approximately $2,126,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $84,000, amortization of land use rights and yew forest assets of approximately $124,000; and

•

the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in inventories of approximately $871,000, an increase in accounts payable of approximately $1,509,000,

•	partially offset by the use of cash from changes in operating assets and liabilities, such as a decrease in advances from customers of approximately $325,000.

Net cash flow used by investing activities was approximately $1,042,000 for the six months ended June 30, 2012, as compared to net cash flow used in investing activities of approximately $5,603,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012, we spent approximately $46,000 on purchase of property and equipment and spent approximately $996,000 on paying the deposit on a land use right acquisition. During the six months ended June 30, 2011, we spent approximately $36,000 on purchase of property and equipment and spent approximately $5,587,000 on purchase of land use rights and yew forest assets, partially offset by proceeds from disposal of property and equipment of approximately $19,000.

Net cash flow used in financing activities was approximately $237,000 for the six months ended June 30, 2012, as compared to net cash flow provided by financing activities of approximately $152,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012, we made repayments to a related party of approximately $237,000. During the six months ended June 30, 2011, we received proceeds from related party advances of approximately $91,000 and received proceeds from repayment from directors of approximately $61,000.

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and advances from related parties. From March 2008 to September 2009, we received approximately $2.9 million of proceeds in the aggregate from offerings and sales of our common stock. Except for the portion used to pay for professional and other expenses in the U.S., substantial portions of the proceeds we received through selling of our common stock were retained in the PRC and used to fund our working capital requirements. As the PRC government imposes controls on PRC companies’ ability to convert RMB into foreign currencies and the remittance of currency out of China, from time to time, in order to fund our corporate activities in the U.S., our CEO Zhiguo Wang advanced funds to us in the U.S. and we repaid the amount owed to him in RMB in the PRC.

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from the SAFE or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. Approximately $23.6 million of our net assets are located in the PRC. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, and we may not be able to move funds deposited within the PRC to fund working capital requirements in the U.S. or pay dividends, which we have declared not but might declare in the future, in currencies other than the RMB, to our shareholders.

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain potential commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating leases	$663,415	$34,471	$67,504	$66,066	$495,374
Land and yew forest rights (1)	1,377,012	585,471	791,541	—	—

Total	$2,040,427	$619,942	$859,045	$66,066	$495,374

(1)	On July 18, 2012, we entered into the Fuye Field Agreement, pursuant to which we acquired the right to use land with an area of 117.5 mu (approximately 19.6 acres), for a term of 16 years, through March 2028. We also acquired a building, and more than 80,000 trees — which are not yew trees — located on the property. During the term of the Fuye Field Agreement, we have the right to develop the property for the production of yew trees. The aggregate purchase price of RMB 15,002,300 (approximately $2,377,000) was divided into three installments. As of June 30, 2012, we made the initial payment of RMB 6,300,000 (approximately $1 million) and we are required to pay RMB 3,700,000 (approximately $585,000) on December 25, 2012 and RMB 5,002,300 (approximately $792,000) on or before December 25, 2013.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates Risk

Substantially all of our operating revenues and expenses are denominated in RMB. We operate using RMB and the effects of foreign currency fluctuations are largely mitigated because local expenses in the PRC are also denominated in the same currency. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Because we generally receive cash flows denominated in RMB, our exposure to foreign exchange risks should be limited.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $21,762 and $167,667 for the three and six months ended June 30, 2012, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of the RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China.

To the extent we decide to convert RMB denominated cash amounts into U.S. dollars for the purpose of making any dividend payments, which we have not declared but may declare in the future, or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Conversely, if we need to convert U.S. dollars into RMB for operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount it received from the conversion. We have not used, and do not currently expect to use in the future, any forward contracts or currency borrowings to hedge exposure to foreign currency exchange risk.

Interest Rate Risk

We have not been, nor do we currently anticipate being, exposed to material risks due to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

By:	/s/ ADAM WASSERMAN
Adam Wasserman Chief Financial Officer

Date: August 14, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.