Form 10-Q/A
period 2012-06-30
Yew Bio-Pharm Group, Inc.
filed 2012-09-14
CIK 1548240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2
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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10–Q/A to the quarterly report on Form 10–Q for the quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012 (the “Form 10–Q”) and Amendment No.1 to the Form10-Q, filed with the SEC on September 13, 2012, is as follows:

On or about August 27, 2012, management determined that as of June 30, 2012 and December 31, 2011, certain inventory on the consolidated balance sheets included in our Quarterly Report on Form 10-Q for that period should be reclassified from current assets to long-term assets. This determination was made after analysis of comments made by the staff of the Securities and Exchange Commission concerning the proper accounting treatment for slow-moving inventory and potential reserves for slow-moving inventory.    We originally recorded all inventory in current assets. However, based on analysis of inventory movement and analysis of our operating cycle of one year, it was subsequently determined that any inventory in excess of our current operating cycle of one year, based on historical and anticipated levels of sales, should be classified as long-term on our consolidated balance sheets. Our classification of long-term inventory requires us to estimate the portion of inventory that can be realized over the next 12 months.

Accordingly, we restated our unaudited interim consolidated balance sheet as of June 30, 2012 and our consolidated balance sheet as of December 31, 2011 herein. We did not restate our consolidated statements of income and comprehensive income or consolidated statement of cash flows for the periods ended June 30, 2012 and 2011. The respective restatement adjustments are non-cash in nature. These adjustments resulted in a decrease in our total current assets of $7,356,251 and $7,508,030 as of June 30, 2012 and December 31, 2011, respectively, and an increase in long-term assets of $7,356,251 and $7,508,030 as of June 30, 2012 and December 31, 2011, respectively. We believe that the reclassification of inventory balance from current assets to long-term assets are now correctly recorded our consolidated balance sheets. Additionally, we revised certain disclosures in the notes to the consolidated financial statements and management’s discussion and analysis.

Please see Note 17, “Restatements”, contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A, which further describes the effect of these restatements.

This Amendment No. 2 to the Form 10-Q for the period ended June 30, 2012 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  No attempt has been made in this Amendment No. 2 to the Form 10-Q for the period ended June 30, 2012 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 2 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the SEC.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to collect amounts owed to us by some of our largest customers;

●	our ability to continue to purchase yew cuttings from our various suppliers at relatively stable prices;

●	our dependence on a small number of customers for our yew trees for reforestation, which in the aggregate constitute the majority of our consolidated revenues;

●	our ability to market successfully yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”);

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	our ability to sustain revenues should the Chinese economy slow from its current rate of growth;

●	continued preferential tax treatment for the sale of yew trees and potted yew trees;

●	uncertainties about involvement of the Chinese government in business in the People’s Republic of China (the “PRC” or “China”) generally; and

●
any change in the rate of exchange of the Chinese Renminbi (“RMB”) to the U.S. dollar, which could affect currency translations of our results of operations, which are earned in RMB but reported in dollars;

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	a slowdown in the Chinese economy; and

●	risks related to changes in accounting interpretations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 29 of our Registration Statement on Form 10/A.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$693,908	$732,371
Accounts receivable	316,471	-
Inventories	973,206	710,844
Prepaid rent - related party	70,690	-
Prepaid expenses and other assets	2,175	433

Total Current Assets	2,056,450	1,443,648
LONG-TERM ASSETS:
Inventories, net of current portion	7,356,251	7,508,030
Property and equipment, net	732,761	784,222
Deposit on land use rights	996,883	-
Land use rights and yew forest assets, net	15,090,125	15,166,197
Total Long-term Assets	24,176,020	23,458,449
Total Assets	$26,232,470	$24,902,097
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,476	$1,360,611
Accrued expenses and other payables	76,952	119,901
Advance from customers	232,290	-
Taxes payable	4,423	500
Refundable common stock subscription	-	950,000
Due to related parties	53,855	266,488
Total Current Liabilities	429,995	2,697,500
Total Liabilities	429,995	2,697,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 50,000,000 shares authorized;
50,000,000 and 40,500,000 shares issued and outstanding at
June 30, 2012 and December 31, 2011, respectively)	50,000	40,500
Additional paid-in capital	8,149,470	7,208,970
Retained earnings	13,687,925	11,469,172
Statutory reserves	1,947,545	1,686,087
Accumulated other comprehensive income - foreign currency translation adjustment	1,967,534	1,799,868

Total Shareholders' Equity	25,802,475	22,204,597
Total Liabilities and Shareholders' Equity	$26,232,470	$24,902,097

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

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and date of incorporation	Registered capital		Effective ownership	Principal activities
Heilongjiang Jinshangjing Bio- Technology Development Co., Limited (“JSJ”)	PRC	USD $	100,000	100%	Holding company
	October 29, 2009

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$	10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB	45,000,000	Contractual arrangements
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

●
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

●
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

●
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

●
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

	June 30, 2012	December 31, 2011
Assets
Cash	$588,633	$479,494
Accounts receivable	316,471	—
Inventories (current and long-term)	8,329,457	8,218,874
Prepaid expenses and other assets	2,025	283
Prepaid rent - related party	70,690	—
Property and equipment, net	705,172	750,779
Deposit on land use right	996,883	—
Land use rights and yew forest assets, net	15,090,125	15,166,197
Total assets of VIE	$26,099,456	$24,615,627

Liabilities
Accounts payable	$54,475	$1,360,611
Advance payments from customers	232,290	—
Accrued expenses and other payables	46,952	73,727
Taxes payable	4,133	1,049
Due to VIE holding companies	2,207,372	2,164,107
Due to related parties	5,016	240,159
Total liabilities of VIE	$2,550,238	$3,839,653

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

NOTE 3 – INVENTORIES

Inventories consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Current portion	Long-term portion		Current portion	Long-term portion
			Total			Total
Raw Materials	$218,653	$2,761,467	$2,980,120	$29,401	$2,817,980	$2,847,381
Work in process	18,775	-	18,775	18,642	-	18,642
Finished goods-handicrafts	271,690	640,895	912,585	236,854	687,258	924,112
Yew seedlings	464,088	3,953,889	4,417,977	425,947	4,002,792	4,428,739
	$973,206	$7,356,251	$8,329,457	$710,844	$7,508,030	$8,218,874

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Buildings and building improvements	$268,916	$267,015
Machinery and equipment	524,122	520,416
Office equipment	45,107	44,841
Leasehold improvement	53,139	52,763
Motor vehicles	563,171	513,280
	1,454,455	1,398,315
Less: accumulated depreciation	(721,694)	(614,093)
	$732,761	$784,222

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

NOTE 13 – SEGMENT INFORMATION

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three and six months ended June 30, 2012 and 2011, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

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

Accordingly, it is the intention of the Company to rectify this situation by issuing a stock purchase option (a “Founder’s Option”) to each of Mr. Wang, Madame Qi and Mr. Han in an amount equal to the number of shares of YBP Common Stock that each of them currently owns. The terms of each Founder’s Option will be identical to each other except for the name of the optionee and the number of shares of YBP Common Stock subject to each such Founder’s Option. Those terms include:

●	The issuance of the Founder’s Option may be subject to pre-issuance approval or post-issuance ratification by our shareholders as described below;

●	Each Founder’s Option is fully vested upon issuance;

●
Each Founder’s Option may be exercised only upon the approval by the YBP shareholders of an amendment to YBP’s Articles of Incorporation increasing the number of shares of authorized Common Stock and the filing of an amendment of the Articles of Incorporation with the Secretary of State of Nevada;

●	Each Founder’s Option is exercisable for a period of five years;

●	Each Founder’s Option has an exercise price of $0.10 per share, which is the same price per share in the most recently completed offering of YBP’s Common Stock; and

●
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

Related Party Lease

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “Far East Office Lease”). Pursuant to the Far East Office Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the Far East Office Lease is RMB 10,000 (approximately $1,600) annually. The term of the Far East Office Lease is three years and expires on June 30, 2015.

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

Payments to be made by the Company under the Fuye Field Agreement total RMB 15,002,300, payable as follows:

●	RMB 6,300,000 upon receipt by HDS of all related supporting documents and materials on the ownership and land use right of the property

●	RMB 3,700,000 on December 25, 2012

●	RMB 5,002,300 on or before December 25, 2013.

The Company prepaid the first installment of RMB 6,300,000 (approximately $1 million) in June 2012 and the amount was recorded in the Company’s deposit on land use right in the accompanying consolidated balance sheet at June 30, 2012. The Company presently expects to be able to make the additional payments required by the Fuye Field Agreement from cash-on-hand and net cash flow from operations.

NOTE 17 – RESTATEMENTS

The Company’s consolidated financial statements have been restated as of June 30, 2012 and December 31, 2011 to reflect the proper accounting treatment for slow-moving inventory and potential reserves for slow-moving inventory. Based on analysis of inventory, the Company determined that a reclassification of certain inventory should be made from current assets to long-term assets.   The Company originally recorded all inventory in current assets. However, based on analysis of inventory movement and analysis of its operating cycle of one year, it was subsequently determined that any inventory in excess of our current operating cycle of one year, based on historical and anticipated levels of sales, should be classified as long-term on its consolidated balance sheets. The classification of long-term inventory requires the Company to estimate the portion of inventory that can be realized over the next 12 months.

Accordingly, the Company restated its consolidated balance sheets as of June 30, 2012 and December 31, 2011. The Company did not restate its consolidated statements of income and comprehensive income or consolidated statement of cash flows for the periods ended June 30, 2012 and 2011. The respective restatement adjustments are non-cash in nature. These adjustments resulted in a decrease in our total current assets of $7,356,251 and $7,508,030 and an increase in long-term assets of $7,356,251 and $7,508,030 as of June 30, 2012 and December 31, 2011, respectively and summarized as follows:

	June 30, 2012 (As Previously Reported)	Adjustments to Restate	June 30, 2012 (As Restated)
Consolidated Balance Sheet:
Assets:
Current Assets:
Inventories	$8,329,457	$(7,356,251)	$973,206
Total Current Assets	9,412,701	(7,356,251)	2,056,450

Long-term Assets:
Inventories, net of current portion	-	7,356,251	7,356,251

Total Assets	$26,232,470	$-	$26,232,470

	December 31, 2011 (As Previously Reported)	Adjustments to Restate	December 31, 2011 (As Restated)
Consolidated Balance Sheet:
Assets:
Current Assets:
Inventories	$8,218,874	$(7,508,030)	$710,844
Total Current Assets	8,951,678	(7,508,030)	1,443,648

Long-term Assets:
Inventories, net of current portion	-	7,508,030	7,508,030

Total Assets	$24,902,097	$-	$24,902,097

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventories

Inventories, consisting of raw materials, work in process, Yew seedlings and finished goods related to the Company’s Yew products are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include Yew wood used in the production of Yew products such as furniture, ornaments, and other products containing Yew wood. Finished goods, consisting of Yew products include direct materials, direct labor and an appropriate proportion of overhead.

We estimate the amount of the excess inventories by comparing inventory on hand with the estimated sales that can be sold within our normal operating cycle of one year.  Any inventory in excess of our current requirements based on historical and anticipated levels of sales is classified as long-term on our consolidated balance sheets. Our classification of long-term inventory requires us to estimate the portion of inventory that can be realized over the next 12 months.

To estimate the amount of slow-moving or obsolete inventories, we analyze movement of our products, monitor competing products and technologies and evaluate acceptance of our products.  Periodically, we will identify inventories that cannot be sold at all or can only be sold at deeply discounted prices. An allowance will be established if management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the carrying cost and the estimated market value.

Our handicraft and yew furniture products are hand-made by traditional Chinese artisans and many are one-of-a-kind pieces that do not decrease  in market value. Much of the furniture that we produce is reproductions of popular Ming and Qing Dynasty style antique furnishings with high collection value; therefore we believe that the market value will increase from time to time. Currently, we have an adequate supply rare Northeast yew timber on hand for approximately five years’ worth of production. Northeast yew trees are considered an endangered species with a relatively slow growing nature and are officially protected in the PRC. Because of the scarcity of Northeast yew timber supply, the cost  to acquire new inventory of yew timber is rising. We had minimal manufacturing activities and minimal sales of exclusive and expensive handicraft and yew furniture in 2010 and 2011 and accordingly, the yew timber and certain handicrafts and yew furniture pieces are considered slow-moving. In 2010 and 2011, we concentrated on the sale of our TCM products and did not actively market our handicraft products. In August 2012, we began to increase our marketing efforts for our handicraft products.  Historically, we have never sold our handicraft products below cost and we believe the current selling price which is higher than historical cost can be obtained. Additionally, we believe that we are one of only a few companies in the PRC to have received approval for the manufacture of items made from yew timber. In short, we may have difficulties finding reasonable cost Northeast yew timber suppliers if the handicraft finished goods sell out due to our market development activities.

In connection with the inventory of our Northeast yew timber, in February 2012, we engaged a third party independent appraiser and they prepared a report which indicated that the current fair value of such timber is greater than our historical cost. The appraiser was comprised of several forestry experts and approved by the Price Authentication Center of Heilongjiang Province of China, a provincial government institute.

Based on factors above, at June 30, 2012 and December 31, 2011, we did not provide any inventory allowance and reserve.

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

Recently Enacted JOBS Act

We qualify as an “emerging growth company” under the recently enacted Jumpstart our Businesses Act of 2012 (the “JOBS” Act). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

●	Obtain shareholder approval of any golden parachute payments not previously approved; and

●
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

●
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

●
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

●
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

●
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

●
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

●
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

●
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

Handicrafts

During the three months ended June 30, 2012 and 2011, revenue from the sale of handicrafts made from yew timber amounted to $6,496 and $55,802, respectively, a decrease of $49,306 or 88.4%. During the six months ended June 30, 2012 and 2011, revenue from the sale of handicrafts made from yew timber amounted to $36,035 and $66,905, including sales to a related party of $1,603 and $0, respectively, a decrease of $34,432 or 95.6%. During the six months ended June 30, 2012, less yew furniture was sold as compared to the same period in 2011. These decreases in revenue from the sale of handicrafts was primarily attributable to the downturn in antique furniture and handicrafts market reflecting the overall impact of Chinese economy environment, especially for higher priced items such as desks and high-end furniture. Additionally, as we primarily focused on developing our TCM raw materials and the yew tree segments business during 2010 and 2011, we did not actively promote our handicraft products. Starting in August 2012, we have begun to increase our sales effort for our handicraft products, in particular, the higher priced high-end furniture and sculptures. However, it generally takes longer for our customers to make purchasing decisions as our yew furniture and sculptures are high-priced. We expect to see revenue from handicrafts gradually improve starting in third quarter of 2012 as a result of our increased sales effort, subject to general economic conditions in China, among other factors.

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

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2011 to June 30, 2012:

			December 31, 2011 to June 30, 2012
Category	June 30, 2012	December 31, 2011	Change	Percentage Change
Current assets:
Cash	$693,908	$732,371	$(38,463)	(5.3)%
Accounts receivable	316,471	-	316,221	100.0%
Inventories	973,206	710,844	262,362	36.9%
Prepaid rent- related party	70,690	-	70,690	100.0%
Prepaid expenses and other assets	2,175	433	1,742	402.3%
Current liabilities:
Accounts payable	62,476	1,360,611	(1,298,135)	(95.4)%
Accrued expenses and other payables	76,952	119,901	(42,949)	(35.8)%
Advance from customers	232,290	-	232,290	100.0%
Taxes payable	4,423	500	3,923	784.6%
Refundable common stock subscription	-	950,000	(950,000)	(100.0)%
Due to related parties	53,855	266,488	(212,633)	(79.8)%
Working capital:
Total current assets	$2,056,450	$1,443,648	$621,802	43.1%
Total current liabilities	429,995	2,697,500	(2,267,505)	(84.1)%
Working capital (deficiency)	$1,626,455	$(1,253,852)	$2,880,307	229.7%

Our working capital increased $2,967,065 to $1,626,455 at June 30, 2012, from a working capital deficiency of $(1,356,890) at December 31, 2011. This increase in working capital is primarily attributable to:

●	An increase in accounts receivable of approximately $316,000; and

●	An increase in inventories of approximately $349,120;

●	A decrease in accounts payable of approximately $1,298,000;

●	A decrease in refundable common stock subscription of approximately $950,000; and

●	A decrease in due to related parties of approximately $213,000.

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

●
net income of approximately $2,480,000 adjusted for the add-back of non-cash items, such as: depreciation of approximately $103,000, and amortization of land use rights and yew forest assets of approximately $172,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such an increase in advance from customers of approximately $232,000,

partially offset by:

●
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

●
net income of approximately $2,126,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $84,000, amortization of land use rights and yew forest assets of approximately $124,000; and

●
the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in inventories of approximately $871,000, an increase in accounts payable of approximately $1,509,000,

●	partially offset by the use of cash from changes in operating assets and liabilities, such as a decrease in advances from customers of approximately $325,000.

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

ITEM 1A.	RISK FACTORS

No material change.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.
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
Adam Wasserman
Chief Financial Officer

Date: September 14, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.
** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.