Form 10-Q
period 2012-09-30
Yew Bio-Pharm Group, Inc.
filed 2012-11-13
CIK 1548240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2012, there were 50,000,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page Number

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4

	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011	4

	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011	6

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4.	CONTROLS AND PROCEDURES	43

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 1A.	RISK FACTORS	44

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	44

ITEM 4.	MINE SAFETY DISCLOSURES	44

ITEM 5.	OTHER INFORMATION	44

ITEM 6.	EXHIBITS	44

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to collect amounts owed to us by some of our largest customers;

●	our ability to continue to purchase yew cuttings from our various suppliers at relatively stable prices;

●	our dependence on a small number of customers for our yew raw materials, including a related party ;

●	our dependence on a small number of customers for our yew trees for reforestation;

●	our ability to market successfully yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”);

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	our ability to sustain revenues should the Chinese economy slow from its current rate of growth;

●	continued preferential tax treatment for the sale of yew trees and potted yew trees;

●	uncertainties about involvement of the Chinese government in business in the People’s Republic of China (the “PRC” or “China”) generally; and

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(As Restated)
ASSETS
CURRENT ASSETS:
Cash	$567,798	$732,371
Accounts receivable	530,471	-
Inventories	899,783	710,844
Prepaid rent - related party	67,292	-
Prepaid expenses and other assets	14,245	433
Total Current Assets	2,079,589	1,443,648
LONG-TERM ASSETS:
Inventories, net of current portion	9,703,596	7,508,030
Property and equipment, net	838,002	784,222
Land use rights and yew forest assets, net	15,034,720	15,166,197
Total long-term assets	25,576,318	23,458,449
Total Assets	$27,655,907	$24,902,097
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$915,792	$1,360,611
Accrued expenses and other payables	49,939	119,901
Taxes payable	11,303	500
Refundable common stock subscription	-	950,000
Due to related parties	56,098	266,488
Total Current Liabilities	1,033,132	2,697,500
Total Liabilities	1,033,132	2,697,500
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock ($0.001 par value; 50,000,000 shares authorized; 50,000,000 and
40,500,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	50,000	40,500
Additional paid-in capital	8,149,470	7,208,970
Retained earnings	14,465,223	11,469,172
Statutory reserves	2,049,906	1,686,087
Accumulated other comprehensive income - foreign currency translation adjustment	1,908,176	1,799,868
Total Shareholders' Equity	26,622,775	22,204,597

Total Liabilities and Shareholders' Equity	$27,655,907	$24,902,097

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Revenues	$930,557	$954,122	$4,230,631	$3,246,602
Revenues - related party	442,467	251,876	602,159	1,169,688
Total Revenues	1,373,024	1,205,998	4,832,790	4,416,290

COST OF REVENUES:
Cost of revenues	146,409	220,121	726,957	691,588
Cost of revenues - related party	84,528	41,009	109,752	297,004
Total Cost of Revenues	230,937	261,130	836,709	988,592
GROSS PROFIT	1,142,087	944,868	3,996,081	3,427,698
OPERATING EXPENSES:
Selling	6,643	8,455	17,880	42,640
General and administrative	256,013	221,654	619,786	533,595
Total Operating Expenses	262,656	230,109	637,666	576,235
INCOME FROM OPERATIONS	879,431	714,759	3,358,415	2,851,463
OTHER INCOME (EXPENSES):
Interest income	474	263	2,062	1,712
Other (expense)	(246)	(2,717)	(607)	(14,838)
Total Other Income (Expenses)	228	(2,454)	1,455	(13,126)
NET INCOME	$879,659	$712,305	$3,359,870	$2,838,337
COMPREHENSIVE INCOME:
NET INCOME	$879,659	$712,305	$3,359,870	$2,838,337

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	(59,359)	158,519	108,308	582,653

COMPREHENSIVE INCOME	$820,300	$870,824	$3,468,178	$3,420,990
NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.02	$0.07	$0.07
Diluted	$0.02	$0.01	$0.07	$0.06

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,359,870	$2,838,337
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	158,502	128,086
Amortization of land use rights and yew forest assets	259,221	213,131
Loss on disposal of fixed assets	-	9,877
Changes in operating assets and liabilities:
Accounts receivable	(531,020)	-
Inventories	(2,335,370)	859,356
Prepaid and other current assets	(13,812)	(5,043)
Prepaid rent- related party	(67,361)	-
Accounts payable	(451,897)	501,672
Accrued expenses and other payables	(66,648)	2,234
Due to related parties	27,247	-
Taxes payable	7,081	(5,935)
Advances from customers	-	(173,686)
NET CASH PROVIDED BY OPERATING ACTIVITIES	345,813	4,368,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	19,982
Purchase of property and equipment	(208,524)	(133,678)
Purchase of land use rights and yew forest assets	(65,749)	(5,494,788)
NET CASH USED IN INVESTING ACTIVITIES	(274,273)	(5,608,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(239,043)	-
Proceeds from related party advances	-	137,480
Proceeds from directors advances	-	62,944

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(239,043)	200,424

EFFECT OF EXCHANGE RATE ON CASH	2,930	(21,968)

NET (DECREASE) IN CASH	(164,573)	(1,061,999)

CASH - beginning of period	732,371	1,850,488

CASH - end of period	$567,798	$788,489
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Common stock issued for common stock refundable subscription	$950,000	$-

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2012, and the results of operations and cash flows for the nine-month period ended September 30, 2012 and 2011, have been made.

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

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:
Name	Domicile and date of incorporation	Registered capital		Effective ownership	Principal activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	USD $	100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$	10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB	45,000,000	Contractual arrangements
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

As of September 30, 2012, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of TCM; (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2012 and December 31, 2011, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE is as follows:

	September 30, 2012	December 31, 2011
Assets
Cash	$506,987	$479,494
Accounts receivable	530,470	-
Inventories (current and long-term)	10,603,379	8,218,874
Prepaid expenses and other assets	1,595	283
Prepaid rent - related party	64,529	-
Property and equipment, net	735,639	750,779
Land use rights and yew forest assets, net	15,034,720	15,166,197
Total assets of VIE	$27,477,319	$24,615,627

Liabilities
Accounts payable	$900,489	$1,360,611
Accrued expenses and other payables	23,163	73,727
Taxes payable	8,142	1,049
Due to VIE holding companies	2,058,426	2,164,107
Due to related parties	6,623	240,159
Total liabilities of VIE	$2,996,843	$3,839,653

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

NOTE 3 – RESTATEMENTS

The Company’s consolidated financial statements have been restated as of December 31, 2011 to reflect the proper accounting treatment for slow-moving inventory and potential reserves for slow-moving inventory. Based on analysis of inventory, the Company determined that a reclassification of certain inventory should be made from current assets to long-term assets.   The Company originally recorded all inventory in current assets. However, based on analysis of inventory movement and analysis of its operating cycle of one year, it was subsequently determined that any inventory in excess of our current operating cycle of one year, based on historical and anticipated levels of sales, should be classified as long-term on its consolidated balance sheets. The classification of long-term inventory requires the Company to estimate the portion of inventory that can be realized over the next 12 months.

Accordingly, the Company restated its consolidated balance sheet as of December 31, 2011. The Company did not restate its consolidated statements of income and comprehensive income or consolidated statement of cash flows for the period ended September 30, 2011. The respective restatement adjustments are non-cash in nature. These adjustments resulted in a decrease in our total current assets of $7,508,030 and an increase in long-term assets of $7,508,030 as of December 31, 2011, respectively and summarized as follows:

	December 31, 2011 (As Previously Reported)	Adjustments to Restate	December 31, 2011 (As Restated)
Consolidated Balance Sheet:
Assets:
Current Assets:
Inventories	$8,218,874	$(7,508,030)	$710,844
Total Current Assets	8,951,678	(7,508,030)	1,443,648

Long-term Assets:
Inventories, net of current portion	-	7,508,030	7,508,030

Total Assets	$24,902,097	$-	$24,902,097

NOTE 4 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets.  As of September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30, 2012			December 31, 2011
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$208,862	$2,727,438	$2,936,300	$29,401	$2,817,980	$2,847,381
Work-in-process	18,732	-	18,732	18,642	-	18,642
Finished goods - handicrafts	229,740	631,004	860,744	236,854	687,258	924,112
Yew seedlings	442,449	4,125,309	4,567,758	425,947	4,002,792	4,428,739
Other trees	-	2,219,845	2,219,845	-	-	-
	$899,783	$9,703,596	$10,603,379	$710,844	$7,508,030	$8,218,874

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Buildings and building improvements	$351,321	$267,015
Machinery and equipment	522,939	520,416
Office equipment	46,207	44,841
Leasehold improvement	53,019	52,763
Motor vehicles	639,885	513,280
	1,613,371	1,398,315
Less: accumulated depreciation	(775,369)	(614,093)
	$838,002	$784,222

For the three months ended September 30, 2012 and 2011, depreciation expense amounted to $55,302 and $44,150, respectively.  For the nine months ended September 30, 2012 and 2011, depreciation expenses amounted to $158,502 and $128,086, respectively.

NOTE 6 – LAND AND YEW FOREST USE RIGHTS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

Yew trees on land containing yew tree forests will be used to supply raw materials such as branches and leaves that will be used by the Company’s customers for production of TCM. The Company amortizes these land and yew forest use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land and yew forest use rights as part of its cost of revenues. For the three months ended September 30, 2012 and 2011, amortization expense amounted to $87,050 and $88,830, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense amounted to $259,221 and $213,131, respectively. As of September 30, 2012, land and yew forest use rights consisted of the following:

	Description	Useful life	Acquisition date	Expiration date	Metric acres ("Mu")
Parcel A	Undeveloped forest land	50	3/2004	3/2054	125
Parcel B	Undeveloped forest land	50	4/2004	4/2054	400
Parcel C	Yew tree forests and underlying land	50	1/2008	1/2058	290
Parcel D	Yew tree forests and underlying land	45	3/2010	3/2055	15,865
Parcel E	Undeveloped forest land	16	7/2012	3/2028	117.5

At September 30, 2012 and December 31, 2011, land and yew forest use rights consisted of the following:

	Useful life	September 30, 2012	December 31, 2011
Land and yew forest use rights	16-50 years	$ 15,675,733	$ 15,546,414
Less: accumulated amortization		(641,013)	(380,217)
Total		$ 15,034,720	$ 15,166,197

Amortization of land and yew forest use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amount
2013	$348,056
2014	348,056
2015	348,056
2016	348,056
2017	348,056
2018 and thereafter	13,294,440
Total	$15,034,720

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

At September 30, 2012 and December 31, 2011, accrued expenses and other payables consisted of the following:

	September 30, 2012	December 31, 2011
Accrued wage	$19,939	$16,844
Accrued professional fees	10,000	75,029
Other	20,000	28,028
Total	$49,939	$119,901

NOTE 8 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is incorporated in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of September 30, 2012 and December 31, 2011.

The Company’s subsidiary and VIE, JSJ and HDS, respectively, being incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, JSJ and HDS has been named as a leading enterprise in the agricultural area and awarded with a tax exemption for the years up to December 31, 2058.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax	25%	25%
Tax exemption	(25)%	(25)%
Total provision for income tax	-	-

Income before income tax expenses of $879,659 and $712,305 for the three months ended September 30, 2012 and 2011, respectively, and $3,359,870 and $2,838,337 for the nine months ended September 30, 2012 and 2011, respectively, was attributed to subsidiaries with operations in China. No income tax expense related to China income incurred for the nine months ended September 30, 2012 and 2011.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax exemption effect	$255,902	$188,982	$909,548	$737,027
Basic net income per share effect	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Diluted net income per share effect	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The Company has incurred United States net operating loss for income tax purposes for the three and nine months ended September 30, 2012 and 2011. The net operating loss carry forwards for United States income tax purposes amounted to $830,018 and $564,438 at September 30, 2012 and December 31, 2011, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2032. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2012 and December 31, 2011. The valuation allowance at September 30, 2012 and December 31, 2011 was approximately $282,206 and $191,909, respectively. The net change in the valuation allowance was an increase of $47,527 and $13,566 during the three months ended September 30, 2012 and 2011, respectively, and $90,297 and $33,224 during the nine months ended September 30, 2012 and 2011, respectively, and management will review this valuation allowance periodically and make adjustments as warranted.

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $15.3 million and $12.0 million as of September 30, 2012 and December 31, 2011, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

The Company did not have any interest and penalty provided or recognized in the income statements for the three and nine months ended September 30, 2012 and 2011 or balance sheet as of September 30, 2012 and December 31, 2011. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination. The Company’s 2008, 2009, 2010 and 2011 China corporate income tax returns are subject to China State Administration of Taxation examination.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

At December 31, 2011, the Company reflected a $950,000 refundable common stock subscription liability related to 9,500,000 of the shares in a private offering of the Company’s common stock (the “2009 Summer Offering”) on the accompanying balance sheet. The 9,500,000 shares of YBP Common Stock were the subject of a rescission offering (the “Rescission Offering”) to the 62 subscribers in the 2009 Summer Offering, all of whom are residents of the PRC. In the Rescission Offering, subscribers in the 2009 Summer Offering could either 1) confirm their subscriptions of shares of YBP Common Stock or 2) elect to rescind their subscriptions of shares of YBP Common Stock and receive a refund of their respective subscription amounts, together with interest. Pursuant to the Rescission Offering, which was conducted in March 2012, all the subscribers in the 2009 Summer Offering confirmed their subscriptions for an aggregate 9,500,000 shares of YBP Common Stock.

Pursuant to an agreement dated November 1, 2010 between YBP and a consultant, a resident of the U.S., YBP agreed to pay $20,000 cash and 500,000 Shares to the consultant as compensation for consulting services rendered by him to the Company. The shares were valued at $0.10 per share or $50,000 in total and the Company recorded $50,000 of compensation expense related to those Shares for the year ended December 31, 2010. The shares were recorded as outstanding as of September 30, 2012 and December 31, 2011.

NOTE 10 – EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted net income per share for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$879,659	$712,305
Weighted average common stock outstanding - basic	50,000,000	40,500,000
Effect of dilutive securities:
Subscribed common shares issuable and subject to recession	-	9,500,000
Weighted average common stock outstanding - diluted	50,000,000	50,000,000
Net income per common share - basic	$0.02	$0.02
Net income per common share - diluted	$0.02	$0.01

The following table presents a reconciliation of basic and diluted net income per share for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$3,359,870	$2,838,337
Weighted average common stock outstanding - basic	47,052,920	40,500,000
Effect of dilutive securities:
Subscribed common shares issuable and subject to recession	2,947,080	9,500,000
Weighted average common stock outstanding - diluted	50,000,000	50,000,000
Net income per common share - basic	$0.07	$0.07
Net income per common share - diluted	$0.07	$0.06

NOTE 11 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and nine months ended September 30, 2012 and 2011, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2012	2011	2012	2011
A	20%	27%	16%	28%
B	32%	21%	12%	26%
C	13%	24%	14%	14%
D	*	18%	*	*
E	17%	*	14%	*
F	*	*	11%	*
G	*	*	13%	*

*	Less than10%

Three of the Company’s top five largest customers for the nine months ended September 30, 2012 accounted for 100% of the Company’s accounts receivable at September 30, 2012. The Company did not have any accounts receivable at December 31, 2011.

Suppliers

For the three and nine months ended September 30, 2012, the Company did not make any purchases of yew seedlings. In connection with an agreement to acquire a land use right (see Note 15) in July 2012 (the “Fuye Field Agreement”), the Company acquired more than 80,000 trees - which are not yew trees - for approximately $2.2 million (the amount was included in the land use right agreement as part of the purchase price) from an individual.  For the three and nine months ended September 30, 2012, this purchase  accounted for 100% and 95%, respectively, of the Company’s purchase of yew seedlings and other trees  and the Company had accounts payable of $895,532 related to the supplier at September 30, 2012. For the three months ended September 30, 2011, the Company did not make any purchases of yew seedlings. For the nine months ended September 30, 2011, one company accounted for 94% of the Company’s purchase of yew seedlings and the Company had accounts payable of $2,379,308 related to the supplier at September 30, 2011.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

Revenue from Related Parties

Pursuant to the Cooperation and Development Agreement discussed below, the Company generated sales from its related party company, Yew Pharmaceutical.  For the three and nine months ended September 30, 2012 and 2011, the Company recorded revenues from this related party, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Name of related party	2012	2011	2012	2011
Yew pharmaceutical	$442,467	$251,876	$602,159	$1,169,688
Total	$442,467	$251,876	$602,159	$1,169,688

At September 30, 2012 and December 31, 2011, the Company did not have any accounts receivable from Yew Pharmaceutical.

Cooperation and Development Agreement

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton. For the three months ended September 30, 2012 and 2011, sales to Yew Pharmaceutical under the Development Agreement amounted to $442,467 and $251,876, respectively. For the nine months ended September 30, 2012 and 2011, sales to Yew Pharmaceutical under the Development Agreement amounted to $600,558 and $1,169,688, respectively. At September 30, 2012 and December 31, 2011, the Company did not have any accounts receivable from Yew Pharmaceutical.

Purchases

For the three and nine months ended September 30, 2012 and 2011, the Company did not make any material purchases from its related party companies. At September 30, 2012 and December 31, 2011, there were no accounts payable amounts related to related parties.

Operating leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $25,400). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended September 30, 2012 and 2011, rent expense related to the ZTC Lease amounted to $6,414 and $6,323, respectively. For the nine months ended September 30, 2012 and 2011, rent expense related to the ZTC Lease amounted to $19,255 and $18,727, respectively. At September 30, 2012, prepaid rent to ZTC amounted to $64,118. At December 31, 2011, amounts due under the ZTC lease amounted to $172,284, and are included in due to related parties on the accompanying consolidated balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB 12,000 (approximately $1,875) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB 15,600 (approximately $2,359) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. For the three months ended September 30, 2012 and 2011, rent expense related to the Store Lease amounted to $616 and $467, respectively. For the nine months ended September 30, 2012 and 2011, rent expense related to the Store Lease amounted to $1,849 and $1,383, respectively. At September 30, 2012, prepaid rent to Madame Qi amounted to $411.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 15,000 (approximately $2,400) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended September 30, 2012 and 2011, rent expense related to the Office Lease amounted $592 and $584, respectively. For the nine months ended September 30, 2012 and 2011, rent expense related to the Office Lease amounted $1,778 and $1,729, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “Far East Office Lease”). Pursuant to the Far East Office Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the Far East Office Lease is RMB 10,000 (approximately $1,600) annually. The term of the Far East Office Lease is three years and expires on June 30, 2015. For the three and nine months ended September 30, 2012, rent expense related to the Far East Office Lease amounted $395. At September 30, 2012, prepaid rent to Mr. Wang related to the Far East Office Lease amounted to $2,763.

At September 30, 2012, the total prepaid rent for above operating lease amounted to $67,292 which was included in prepaid rent – related parties on the accompanying consolidated balance sheets.

Future minimum rental payments required under the related party operating leases are as follows:

Twelve-month periods ending September 30:
2013	$32,057
2014	32,057
2015	29,610
2016	28,015
2017	28,015
Thereafter	468,366
Total	$618,120

Due to/due from related parties

The Company also received from and provided advances to its officers and directors and related parties. These advances are unsecured and payable on demand. The due to/due from related party amount at September 30, 2012 and December 31, 2011 is as follows:
	Due to related party
Name of related party	September 30, 2012	December 31, 2011
Zhiguo Wang	$54,409	$31,357
Yew Pharmaceutical	-	62,847
Madame Qi	1,689	-
ZTC	-	172,284
Total	$56,098	$266,488

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB 200,000 after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of September 30, 2012, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 13 – STATUTORY RESERVES

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended September 30, 2012 and 2011, the Company appropriated to the statutory surplus reserve in the amount of $102,361 and $75,593, respectively. For the nine months ended September 30, 2012 and 2011, the Company appropriated to the statutory surplus reserve in the amount of $363,819 and $294,811, respectively. The accumulated balance of the statutory reserve of the Company as of September 30, 2012 and December 31, 2011 was $2,049,906 and $1,686,087, respectively.

NOTE 14 – SEGMENT INFORMATION

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the three and nine months ended September 30, 2012 and 2011, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
TCM raw materials	$893,909	$859,497	$2,860,552	$2,659,234
Yew trees	396,416	322,015	1,853,504	1,665,665
Handicrafts	82,699	24,486	118,734	91,391
	1,373,024	1,205,998	4,832,790	4,416,290
Cost of revenues:
TCM raw materials	158,354	161,226	446,436	640,843
Yew trees	21,395	88,380	320,410	287,681
Handicrafts	51,188	11,524	69,863	60,068
	230,937	261,130	836,709	988,592
Depreciation and amortization:
TCM raw materials	84,334	95,545	253,157	208,248
Yew trees	14,573	13,020	41,638	37,485
Handicrafts	7,428	9,538	23,532	23,824
Other	36,017	14,877	99,396	71,660
	142,352	132,980	417,723	341,217
Net income (loss):
TCM raw materials	735,555	698,271	2,414,116	2,018,391
Yew trees	375,021	233,635	1,533,094	1,377,984
Handicrafts	31,511	12,962	48,871	31,323
Other	(262,428)	(232,563)	(636,211)	(589,361)
	$879,659	$712,305	$3,359,870	$2,838,337

	December 31, 2011
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,880,192	$600,364	$153,686	$316,177	$15,950,419
Expenditures for segment assets	$5,515,590	$61,436	$-	$130,385	$5,707,411

	September 30, 2012
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,687,708	$739,908	$130,936	$314,170	$15,872,722
Expenditures for segment assets	$65,749	$83,098	$-	$125,426	$274,273

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

For the three months ended September 30, 2012 and 2011, rent expense related to the A’cheng Lease amounted $987 and $973, respectively. For the nine months ended September 30, 2012 and 2011, rent expense related to the A’cheng Lease amounted $2,963 and $2,882, respectively.

Future minimum rental payments required under the A’cheng Lease are as follows:

Twelve-month periods ending September 30:
2013	$3,947
2014	3,947
2015	3,947
2016	3,947
2017	3,947
Thereafter	29,438
Total	$49,173

See Note 11 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. The Company did not make sales under the Seedling Agreement for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, the Company made sales of $0 and $311,158, respectively, under the Seedling Agreement.

Land Use Rights and Yew Forest Purchase

On March 4, 2010, the Company entered into Land Use Right and Seedling Transfer Agreement with Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd., pursuant to which the Company acquired land use rights with an area of 15,865 mu and all yew trees and seedlings situated on such land, for an aggregate cost of RMB 80,152,900 (approximately $12,500,000). The purchase price was divided into three installments, each installment representing a parcel of land and the Company paid final installment in full during the nine months ended September 30, 2012. As of September 30, 2012, there was no unpaid amount related to the Land Use Right and Seedling Transfer Agreement.

Land Use Right

On July 18, 2012, the Company entered into the Fuye Field Agreement with an individual in the PRC. Pursuant to the Fuye Field Agreement, HDS leases 117.5 mu (approximately 19.6 acres) located at Fuye Field, Beizhao Village, Hongxing Town, A’cheng District in Helongjiang Province, PRC. The term of the Fuye Field Agreement is 16 years, through March 2028. During the term of the Fuye Field Agreement, HDS has the right to develop the property for the production of yew trees. In addition, HDS acquired a building and more than 80,000 trees – which are not yew trees – located on the property.

Payments to be made by the Company under the Fuye Field Agreement total RMB 15,002,300, payable as follows:

•	RMB 6,300,000 upon receipt by HDS of all related supporting documents and materials on the ownership and land use right of the property;
•	RMB 3,700,000 on December 25, 2012;
•	RMB 5,002,300 on or before December 25, 2013.

The Company paid RMB 9,330,000 (approximately $1.5 million) as of September 30, 2012 and the unpaid amount related to the Fuye Field Agreement was RMB 5,672,300 (approximately $0.9 million) as of September 30, 2012 which was included in accounts payable on the accompanying consolidated balance sheets. The Company presently expects to be able to make the additional payments required by the Fuye Field Agreement from cash-on-hand and net cash flow from operations.

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

Accordingly, it is the intention of the Company to rectify this situation by issuing a stock purchase option (a “Founder’s Option”) to each of Mr. Wang, Madame Qi and Mr. Han in an amount equal to the number of shares of YBP Common Stock that each of them currently owns. The terms of each Founder’s Option will be identical to each other except for the name of the optionee and the number of shares of YBP Common Stock subject to each such Founder’s Option. Those terms include:

●	The issuance of the Founder’s Option will be subject to pre-issuance approval by our shareholders as described below;

●	Each Founder’s Option will be fully vested upon issuance;

●
Each Founder’s Option may be exercised only upon the approval by the YBP shareholders of an amendment to YBP’s Articles of Incorporation increasing the number of shares of authorized Common Stock and the filing of an amendment of the Articles of Incorporation with the Secretary of State of Nevada;

●	Each Founder’s Option will be exercisable for a period of five years;

●	Each Founder’s Option will have a per share exercise price of equal to the fair market value of a share of YBP common stock on the date of grant; and

●
Each Founder’s Option will have a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The Company has scheduled a special meeting of shareholders (the “Meeting”) to be held on December 13, 2012 to approve the Founders’ Options, among other proposals to be brought before the Meeting. Shareholders of record as of the record date of October 18, 2012 will be entitled to vote at the Meeting.

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

NOTE 16 – JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the nine months ended September 30, 2012 and 2011, the Company has not generated any revenues or activity on this land.

NOTE 17 – RECENT ACCOUNTING PRONOUCEMENTS

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on financial position or results of operations of the Company.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on financial position or results of operations of the Company.

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

For the three and nine months ended September 30, 2012 and 2011, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three months ended September 30, 2012, revenues from the sale of TCM raw materials represented approximately 65.1% of consolidated revenue (including 32.2% of consolidated revenues to related parties); sale of yew trees represented approximately 28.9% of consolidated revenue; and the sale of handicrafts represented approximately 6.0% of consolidated revenue. For the nine months ended September 30, 2012, revenues from the sale of TCM raw materials represented approximately 59.2% of consolidated revenue (including 12.4% of consolidated revenues to related parties); sale of yew trees represented approximately 38.3% of consolidated revenue; and the sale of handicrafts represented approximately 2.5% of consolidated revenue (including 0.1% of consolidated revenues to related parties).

For the three months ended September 30, 2011, revenues from the sale of TCM raw materials represented approximately 71.3% of consolidated revenue (including 20.9% of consolidated revenues to related parties); sale of yew trees represented approximately 26.7% of consolidated revenue; and the sale of handicrafts represented approximately 2.0% of consolidated revenue. For the nine months ended September 30, 2011, revenues from the sale of TCM raw materials represented approximately 60.2% of consolidated revenue (including 26.5% of consolidated revenues to related parties); sale of yew trees represented approximately 37.7% of consolidated revenue; and the sale of handicrafts represented approximately 2.1% of consolidated revenue.

All of our revenues were generated by HDS. Other than expenses (approximately $182,000 and $98,000 for the nine months ended September 30, 2012 and 2011, respectively) incurred primarily related to meeting its reporting requirements in the U.S., YBP has no other significant business operations. At September 30, 2012, YBP has approximately $23,000 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $54,000, including approximately $37,000 in cash at September 30, 2012. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Note 1 to Notes to Consolidated Financial Statements. In the event we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for violation of PRC laws, rules and regulations, in such an event, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our marked valuation.

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

Variable interest entities

Pursuant to ASC 810 and related subtopics related to the consolidation of variable interest entities, we are required to include in our consolidated financial statements the financial statements of VIEs. The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. HDS is considered a VIE, and we are the primary beneficiary. We entered into agreements with the HDS pursuant to which we shall receive 100% of HDS’s net income. In accordance with these agreements, HDS shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, JSJ and JSJ shall supply the technology and administrative services needed to service the HDS.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company recognized the probability of the collection for each customer and believes the amount of the balance as of September 30, 2012 could be collected and accordingly, the Company did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets.  Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials, direct labor and an appropriate proportion of overhead.

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

Based on factors above, at September 30, 2012 and December 31, 2011, we did not provide any inventory allowance and reserve.

In accordance with ASC 905, “Agriculture”, our costs of growing Yew seedlings are accumulated until the time of harvest and are reported at the lower of cost or market.

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, and sales of yew craft products. Pursuant to the guidance of ASC 605 and ASC 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Pursuant to ASC 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for us beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues - third parties	$930,557	$954,122	$4,230,631	$3,246,602
Revenues - related party	442,467	251,876	602,159	1,169,688
Total revenues	1,373,024	1,205,998	4,832,790	4,416,290
Cost of revenues - third parties	146,409	220,121	726,957	691,588
Cost of revenues - related party	84,528	41,009	109,572	297,004
Total cost of revenues	230,937	261,130	836,709	988,592
Gross profit	1,142,087	944,868	3,996,081	3,427,698
Operating expenses	262,656	230,109	637,666	576,235
Income from operations	879,431	714,759	3,358,415	2,851,463
Other income (expenses)	228	(2,454)	1,455	(13,126)
Net income	879,659	712,305	3,359,870	2,838,337
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(59,359)	158,519	108,308	582,653
Comprehensive income	$820,300	$870,824	$3,468,178	$3,420,990

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Revenues

For the three months ended September 30, 2012, we had total revenues of $1,373,024, as compared to $1,205,998 for the three months ended September 30, 2011, an increase of $167,026 or 13.8%. For the nine months ended September 30, 2012, we had total revenues of $4,832,790, as compared to $4,416,290 for the nine months ended September 30, 2011, an increase of $416,500 or 9.4%. The increase in total revenue was attributable to the increase in revenue from all three of our business segments, and is summarized as follows:

	Three Months Ended September 30,			Percentage
	2012	2011	Increase	Change
TCM raw materials	$893,909	$859,497	$34,412	4.0%
Yew trees	396,416	322,015	74,401	23.1%
Handicrafts	82,699	24,486	58,213	237.7%
Total	$1,373,024	$1,205,998	$167,026	13.8%

	Nine Months Ended September 30,			Percentage
	2012	2011	Increase	Change
TCM raw materials	$2,860,552	$2,659,234	$201,318	7.6%
Yew trees	1,853,504	1,665,665	187,839	11.3%
Handicrafts	118,734	91,391	27,343	29.9%
Total	$4,832,790	$4,416,290	$416,500	9.4%

Sales of yew raw materials to a related party customer decreased during the first two quarters of 2012 because the related party customer had adequate inventory for its needs and  we focused our attention on expanding such sales to third party customers. During the third quarter of 2012, sales of yew raw materials to the related party customer increased because the related party customer required more yew raw material as its own inventory decreased, while sales of yew raw material to third party customers decreased because such customers now had adequate inventory. Over the nine months ended September 30, 2012, the overall mix of sales of our yew raw materials consisted of sales primarily to third party customers compared to the related party customer.

Cost of Revenues

For the three months ended September 30, 2012, cost of revenues amounted to $230,937, as compared to $261,130 for the three months ended September 30, 2011, a decrease of $30,193 or 11.6%. For the nine months ended September 30, 2012, cost of revenues amounted to $836,709 as compared to $988,592 for the nine months ended September 30, 2011, a decrease of $151,883 or 15.4%. Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land and yew forest use rights, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs. For the three months ended September 30, 2012, cost of revenues accounted for 16.8% of total revenues compared to 21.7% of total revenues for the three months ended September 30, 2011. For the nine months ended September 30, 2012, cost of revenues accounted for 17.3% of total revenues compared to 22.4% of total revenues for the nine months ended September 30, 2011.

Cost of revenues by product categories were as follows:

	Three Months Ended September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
TCM raw materials	$158,354	$161,226	$(2,872)	(1.8)%
Yew trees	21,395	88,380	(66,985)	(75.8)%
Handicrafts	51,188	11,524	39,664	344.2%
Total	$230,937	$261,130	$(30,193)	(11.6)%

	Nine Months Ended September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
TCM raw materials	$446,436	$640,843	$(194,407)	(30.3)%
Yew trees	320,410	287,681	32,729	11.4%
Handicrafts	69,863	60,068	9,795	16.3%
Total	$836,709	$988,592	$(151,883)	15.4%

The decrease in our cost of revenues for the three months ended September 30, 2012 was primarily a result of decreases in costs of revenue in our TCM raw materials and yew trees segments, partially offset by an increase in cost of revenue in our handicrafts segment.

The decrease in our cost of revenues for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily a result of decreases in costs of revenue in our TCM raw materials, partially offset by an increase in cost of revenue in our yew trees and handicrafts segments.

Gross Profit

For the three months ended September 30, 2012, gross profit was $1,142,087 as compared to $944,868 for the three months ended September 30, 2011, representing gross margins of 83.2% and 78.3%, respectively. For the nine months ended September 30, 2012, gross profit was $3,996,081 as compared to $3,427,698 for the nine months ended September 30, 2011, representing gross margins of 82.7% and 77.6%, respectively. Gross profit margins by product categories were as follows:

	Three Months Ended September 30,		Increase
	2012	2011	(Decrease)
TCM raw materials	82.3%	81.2%	1.1%
Yew trees	94.6%	72.6%	22.0%
Handicrafts	38.1%	52.9%	(14.8)%
Total	83.2%	78.3%	4.9%

	Nine Months Ended September 30,		Increase
	2012	2011	(Decrease)
TCM raw materials	84.4%	75.9%	8.5%
Yew trees	82.7%	82.7%	0.0%
Handicrafts	41.2%	34.3%	6.9%
Total	82.7%	77.6%	5.1%

The overall increase in our gross profit margin for the three months ended September 30, 2012 was primarily attributable to the increase in the TCM raw materials and yew trees segments, partially offset by a decrease in our handicrafts segment. The overall increase in our gross profit margin for the nine months ended September 30, 2012 was primarily attributable to the increase in the TCM raw materials and handicrafts segments.

For the three and nine months ended September 30, 2012, the increase in our gross margin percentage related to the sale of TCM raw materials was primarily attributable to the operational efficiency improvements as we have had longer operation experience in the TCM raw materials segment as compared to the same periods in 2011.

The increase in our gross margin percentage related to the sale of yew trees for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily attributable to the fact that the average unit selling price for our yew trees was higher, which contributed to the higher gross profit margin in 2012. For the nine months ended September 30, 2012, the gross margin percentage related to the sale of yew trees remained consistent as compared to 2011.

The decrease in our gross margin percentage related to the sale of handicrafts for the three months ended September 30, 2012 was because we sold more high value handicrafts as compared to the same period in 2011. High value handicrafts products generally have lower profit margins compared to low value handicraft products. The increase in our gross margin percentage related to the sale of handicrafts for the nine months ended September 30, 2012 as compared to the same periods in 2011 was mainly because, overall, we sold fewer high value handicrafts as a percentage of our handicrafts revenue in 2012.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Salary and related benefit	$4,016	$3,129	$11,718	$8,714
Advertising	-	61	-	9,482
Shipping and handling	303	3,568	696	10,317
Other	2,324	1,697	5,466	14,127
Total	$6,643	$8,455	$17,880	$42,640

For the three months ended September 30, 2012, selling expenses were $6,643, as compared to $8,455 for the three months ended September 30, 2011, a decrease of $1,812 or 21.4%. The decrease in our selling expenses for the three months ended September 30, 2012 was primarily attributable to the decreases in advertising and shipping and handling expenses, partially offset by the increases in salary and related benefit and other expenses. For the nine months ended September 30, 2012, selling expenses were $17,880 as compared to $42,640 for the nine months ended September 30, 2011, a decrease of $24,760 or 58.1%. The decrease in our selling expenses for the nine months ended September 30, 2012 was primarily attributable to the decreases in advertising, shipping and handling and other expenses, partially offset by an increase in salary and related benefit.

For the three months ended September 30, 2012, salary and related benefit increased by $887 as compared to the three months ended September 30, 2011. The increase was attributable to the increase in salary expenses and bonuses paid, as we had more sales staff on our sales team during the three months ended September 30, 2012 as compared to the same period in 2011. For the nine months ended September 30, 2012, salary and related benefit increased by $3,004 as compared to the nine months ended September 30, 2011, which was primarily attributable to an increase in salary expenses and bonus paid, as we had more sales staff on our sales team during the nine months ended September 2012 as compared to the corresponding period in 2011.

For the three and nine months ended September 30, 2012, we did not incur any advertising expenses, while we recorded advertising expenses of $61 and $9,482 for the three and nine months ended September 30, 2011, respectively. We primarily relied on our sales staff to promote our products and did not have any advertising activities during 2012.

For the three months ended September 30, 2012, shipping and handling expenses decreased by $3,265 as compared to the three months ended September 30, 2011. In the third quarter of 2012, the majority of the shipping fees were either paid directly or reimbursed by our customers, while in the third quarter of 2011 shipping fees were paid by us. For the nine months ended September 30, 2012, shipping and handling expenses decreased by $9,621 as compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, a majority of the shipping fees were either paid directly by our customers or reimbursed to us by our customers, while in the nine months ended September 30, 2011 shipping fees were paid by us.

For the three months ended September 30, 2012, other miscellaneous selling expenses increased by $627 as compared to the three months ended September 30, 2011. This increase was primarily attributable to the increase in materials expenditure related to handicrafts selling activities during the three months ended September 30, 2012. For the nine months ended September 30, 2012, other miscellaneous selling expenses decreased by $8,661 as compared to the nine months ended September 30, 2011. This decrease was primarily attributable to the overall decrease in materials expenditure related to selling activities.

General and Administrative Expenses

For the three months ended September 30, 2012, general and administrative expenses amounted to $256,013, as compared to $221,654 for the three months ended September 30, 2011, an increase of $34,359 or 15.5%. For the nine months ended September 30, 2012, general and administrative expenses amounted to $619,786, as compared to $533,595 for the nine months ended September 30, 2011, an increase of $86,191 or 16.2%. General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation and related benefits	$52,056	$42,568	$152,061	$124,205
Depreciation	48,634	38,153	137,624	110,336
Travel and entertainment	27,819	25,305	68,120	77,013
Professional fees	98,374	68,674	183,628	127,902
Research and development	-	694	-	15,968
Other	29,130	46,260	78,353	78,171
Total	$256,013	$221,654	$619,786	$533,595

The increase in our general and administrative expenses for the three months ended September 30, 2012, as compared to the comparable period in 2011, was primarily attributable to increases in compensation and related benefits, depreciation and professional fees, partially offset by decreases in other expenses. The increase in our general and administrative expenses for the nine months ended September 30, 2012, as compared to the corresponding period in 2011, was primarily attributable to increases in compensation and related benefits paid, depreciation expenses, and professional fees, partially offset by the decreases in travel and entertainment expenses and research and development expenses. The changes in these expenses for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, consisted of the following:

●
For the three months ended September 30, 2012, compensation and related benefits increased by $9,488 or 22.3% as compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, compensation and related benefits increased by $27,856 or 22.4% as compared to the nine months ended September 30, 2011. These increases were primarily attributable to an increase in salaries paid to our management and other administrative staff resulting from the expansion of our business.

●
For the three months ended September 30, 2012, depreciation increased by $10,481 or 27.5% as compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, depreciation increased by $27,288 or 24.7% as compared to the nine months ended September 30, 2011. These increases were primarily attributable to an increase in depreciable assets. Since later part of 2011, we purchased more fixed assets as a result of the expansion of our business. As such, we had more depreciable assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

●
For the three months ended September 30, 2012, travel and entertainment increased by $2,514 or 9.9% as compared to the three months ended September 30, 2011. The increase was due to more travel activities incurred during the three months ended September 30, 2012.  For the nine months ended September 30, 2012, travel and entertainment decreased by $8,893 or 11.5% as compared to the nine months ended September 30, 2011. These decreases were primarily attributable to less travel and entertainment activities incurred during the first nine months of 2012 as compared to the same period in 2011.

●
Professional fees consisted primarily of legal, accounting and other fees associated with preparing to and becoming a reporting company in the United States. For the three months ended September 30, 2012, professional fees increased by $29,700 or 43.2%, as compared to the three months ended September 30, 2011. For the nine months ended September 30, 2012, professional fees increased by $55,726 or 43.6%, as compared to the nine months ended September 30, 2011. This increase was primarily attributable to the increase in legal and accounting fees as a result of our becoming a reporting company in the United States in 2012.

●
For the three months ended September 30, 2012, other general and administrative expense decreased by $17,130 or 37.0%, as compared to the three months ended September 30, 2011. The decrease was primarily due to less office and communication expenses incurred during the three months ended September 30, 2012 as a result of our cost cutting effort.  For the nine months ended September 30, 2012, other general and administrative expense remained materially consistent.

Income from Operations

For the three months ended September 30, 2012, income from operations was $879,431 as compared to $714,759 for the three months ended September 30, 2011, an increase of $164,672 or 23.0%. For the nine months ended September 30, 2012, income from operations was $3,358,415 as compared to $2,851,463 for the nine months ended September 30, 2011, an increase of $506,952 or 17.8%. These increases were primarily due to higher overall gross margins and a decrease in selling expenses incurred and offset by the increase in general and administrative expenses.

Other Income (Expenses)

For the three months ended September 30, 2012, total other income amounted to $228 as compared to total other expenses of $2,454 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, total other income amounted to $1,455 as compared to total other expenses of $13,126 for the nine months ended September 30, 2011. The change in total other income (expenses) was primarily attributable to the following:

●
For the three months ended September 30, 2012, interest income amounted to $474 as compared to interest income of $263 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, interest income amounted to $2,062 as compared to interest income of $1,712 for the nine months ended September 30, 2011. These increases were the result of more money being deposited in interest-bearing accounts.

●
For the three months ended September 30, 2012, other expense amounted to $246 as compared to other expense of $2,717 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, other expense amounted to $607 as compared to other expense of $14,838 for the nine months ended September 30, 2011. The decrease was a result of better costs control related to non-operational expenses.

Net Income

As a result of the factors described above, our net income was $879,659 or $0.02 per share (basic and diluted), for the three months ended September 30, 2012, as compared to $712,305 or $0.02 per share (basic) and $0.01 per share (diluted), for the three months ended September 30, 2011. Our net income was $3,359,870 or $0.07 per share (basic and diluted), for the nine months ended September 30, 2012, as compared to $2,838,337 or $0.07 per share (basic) and $0.06 per share (diluted), for the nine months ended September 30, 2011.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2012, we reported an unrealized loss on foreign currency translation of $59,359, as compared to unrealized gain of $158,519 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we reported an unrealized gain on foreign currency translation of $108,308, as compared to $582,653 for the nine months ended September 30, 2011. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains (loss) are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended September 30, 2012, comprehensive income of $820,300 was derived from our net income of $879,659, partially offset by a foreign currency translation loss of $59,359. For the three months ended September 30, 2011, comprehensive income of $870,824 was derived from the sum of our net income of $712,305 plus a foreign currency translation gain of $158,519.

For the nine months ended September 30, 2012, comprehensive income of $3,468,178 was derived from the sum of our net income of $3,359,870 plus a foreign currency translation gain of $108,308. For the nine months ended September 30, 2011, comprehensive income of $3,420,990 was derived from the sum of our net income of $2,838,337 plus a foreign currency translation gain of $582,653.

Segment Operations

For the three and nine months ended September 30, 2012 and 2011, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended September 30, 2012 and 2011 was as follows:

Three months Ended September 30, 2012:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$451,442	$396,416	$82,699	$930,557
Revenues - related parties	442,467	-	-	442,467
Total revenues	893,909	393,416	82,699	1,373,024

Cost of revenues	73,826	21,395	51,188	146,409
Cost of revenues - related parties	84,528	-	-	84,528
Total cost of revenues	$158,354	$21,395	$51,188	$230,937

Three months Ended September 30, 2011:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$607,621	$322,015	$24,486	$954,122
Revenues - related parties	251,876	-	-	251,876
Total revenues	859,497	322,015	24,486	1,205,998

Cost of revenues	120,217	88,380	11,524	220,121
Cost of revenues - related parties	41,009	-	-	41,009
Total cost of revenues	$161,226	$88,380	$11,524	$261,130

Information with respect to these reportable business segments for the nine months ended September 30, 2012 and 2011 is as follows:

Nine months Ended September 30, 2012:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$2,259,996	$1,853,504	$117,131	$4,230,631
Revenues - related parties	600,556	-	1,603	602,159
Total revenues	2,860,552	1,853,504	118,734	4,832,790

Cost of revenues	337,549	320,410	68,998	726,957
Cost of revenues - related parties	108,887	-	865	109,752
Total cost of revenues	$446,436	$320,410	$69,863	$836,709

Nine months Ended September 30, 2011:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$1,489,546	$1,665,665	$91,391	$3,246,602
Revenues - related parties	1,169,688	-	-	1,169,688
Total revenues	2,659,234	1,665,665	91,391	4,416,290

Cost of revenues	343,839	287,681	60,068	691,588
Cost of revenues - related parties	297,004	-	-	297,004
Total cost of revenues	$640,843	$287,681	$60,068	$988,592

TCM raw materials

During the three months ended September 30, 2012, we sold 5,400 kg of TCM raw materials as compared to 5,160 kg of TCM raw materials during the three months ended September 30, 2011, a 4.7% increase in sales volume due to increased sales efforts and customer demand, while the average unit selling price remained constant. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $158,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of RMB 1,100,000 (approximately $174,000) per metric ton.

During the nine months ended September 30, 2012, we sold 16,800 kg of TCM raw materials as compared to 16,420 kg of TCM raw materials during the nine months ended September 30, 2011, a 2.3% increase in sales volume due to increased sales efforts and customer demand, with a 5.1% increase in our average unit selling price. The increase in our average unit selling price was attributable to the increase in the percentage of total TCM raw materials sales made to our third party customers. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $158,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of RMB 1,100,000 (approximately $174,000) per metric ton.

In February 2010, we began selling yew branches and leaves that are used in the production of TCM. On January 9, 2010, we entered into the Development Agreement with Yew Pharmaceutical, a related party, for the development, production and sale of yew-based TCM. Pursuant to the Development Agreement, we sell yew branches and leaves to Yew Pharmaceutical. Yew Pharmaceutical manufactures TCM at its own facilities in Harbin in accordance with the requirements of the Heilongjiang Food and Drug Administration (the “HFDA”). Yew Pharmaceutical is also responsible for producing the finished product in accordance with the requirements of good manufacturing practices (“GMP”). In this regard, Yew Pharmaceutical received a GMP certificate in November 2009, and has filed all applications with, and obtained all approvals from, the HFDA.

For the three months ended September 30, 2012 and 2011, we had revenue of $442,467 and $251,876, respectively, from the sale of TCM raw materials to Yew Pharmaceutical pursuant to the Development Agreement. As Yew Pharmaceutical did not make TCM raw materials purchases from us during the second quarter of 2012, it made more purchases in the three months ended September 30, 2012 in order to meet its production needs. For the three months ended September 30, 2012 and 2011, revenue from the sale of TCM raw materials to third parties amounted to $451,442 and $607,621, respectively, as we had less third-party customer demand and seasonal limitations on the sale of TCM  raw materials as a result of  the growth rate of yew trees available for cutting branches and leaves.

Sales of yew raw materials to a related party customer, Yew Pharmaceutical, decreased during the first two quarters of 2012 because Yew Pharmaceutical had adequate inventory for its needs and as we focused our attention on expanding such sales to third party customers. During the third quarter of 2012, sales of yew raw materials to Yew Pharmaceutical increased because Yew Pharmaceutical required more yew raw material as its own inventory decreased, while sales of yew raw material to third party customers decreased because such customers now had adequate inventory. Accordingly, our revenue generated from the related party revenue increased and our revenue generated from the third party customers decreased during the third quarter of 2012.

For the nine months ended September 30, 2012 and 2011, pursuant to the Development Agreement, we had revenue of $600,556 and $1,169,688, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the nine months ended September 30, 2012 and 2011, revenue from the sale of TCM raw materials to third parties amounted to $2,259,996 and $1,489,546, respectively, as we actively developed more sales to third party customers during 2012.  Over the nine months ended September 30, 2012, the overall mix of sales of our yew raw materials consisted primarily of sales to third party customers compared to sales to the related party customer.

Sales volume is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales volume - third parties (kg)	2,600	3,560	13,000	8,810
Sales volume - related party (kg)	2,800	1,600	3,800	7,610
Total sales volume	5,400	5,160	16,800	16,420

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials can be sold is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves.  Over time, as more yew trees reach maturity, these limits may be increased.

The decrease in our cost of revenues in the TCM raw materials segment for the three and nine months ended September 30, 2012 as compared to the corresponding periods of 2011 was primarily attributable to improved operational efficiencies in 2012. We have continued to find ways to improve our operational efficiencies and cost controls in the TCM raw materials segment since we first started this segment’s operations in 2010. As a result, we were able to reduce the cost of revenues as a percentage of our revenue.

Yew trees

During the three months ended September 30, 2012, we sold approximately 42,000 yew seedlings and trees as compared to approximately 51,000 yew seedlings and trees in the three months ended September 30, 2011, a decrease in volume of 17.6%. For the three months ended September 30, 2012, demand for our yew trees decreased as our customers did not have as many reforestation or landscaping projects as a result of the current slowdown in the Chinese economy. In addition, because the supply of yew trees is relatively limited while our yew forests continue to grow and reach maturity, we have become more selective in selling to customers in 2012 who are capable of paying higher prices for yew trees, thereby generating greater profit margins for us, while maintaining the sustainability of our yew trees inventory for our future revenue growth. We sold more yew trees in the potted miniature trees form as a percentage of our yew tree revenues. Potted miniature trees are higher priced than yew seedlings and customers generally purchase potted miniature trees in smaller quantities. As a result, we saw an increase in the average unit selling price of yew trees of 49.8% for the third quarter of 2012 as compared to the third quarter of 2011. The increase in our average unit selling price for yew trees was primarily attributable to the different sales revenue mix with varying unit selling prices.

During the nine months ended September 30, 2012, we sold approximately 227,000 yew seedlings and trees as compared to approximately 349,000 yew seedlings and trees in the nine months ended September 30, 2011, a decrease in volume of 35.0%. During the nine months ended September 30, 2012, demand for our yew seedling products decreased as our customers did not have as many forestation or landscaping projects as a result of the current slowdown in the Chinese economy. Additionally, we sold more yew trees in the potted miniature trees form. Potted miniature trees are generally more mature and higher priced than yew seedlings and customers generally purchase potted miniature trees in smaller quantities. As such, the sales volume decreased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. However, we saw an increase in the average unit selling price of yew trees of 71.3% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in our average unit selling price for yew trees was primarily attributable to the different sales revenue mix with varying unit selling price. The selling price of yew trees is dependent on the age, size and variety of the seedling or tree. For example, smaller, less developed yew seedlings or trees sell for less than more mature seedlings or trees. We sold more matured and larger yew seedlings as a percentage of total yew trees sales during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

The decrease in our cost of revenues in the yew tree segment for the three months ended September 30, 2012 as compared to the comparable period of 2011 was because we sold less yew trees and the percentage of younger trees sold was higher for the three months ended September 30, 2012. The increase in our cost of revenues in the yew trees segment for the nine months ended September 30, 2012 as compared to the comparable period of 2011 was attributable to the increased cost of cultivating yew trees in 2012 and overall more mature yew trees with higher costs being sold in 2012. We sold approximately 42,000 and 227,000 yew seedlings and trees in the three and nine months ended September 30, 2012, respectively, as compared to approximately 51,000 and 349,000 yew seedlings and trees in the three and nine months ended September 30, 2011, respectively. The average cost per yew tree was approximately $0.51 and $1.41 in the three and nine months ended September 30, 2012, respectively, as compared to $1.73 and $0.82 per yew tree in the three and nine months ended September 30, 2011, respectively.

In connection with our entering into the Fuye Field Agreement, we acquired more than 80,000 trees – which are not yew trees – located on that property.  These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Larix trees are used primarily in landscaping and we currently anticipate that we will begin selling larix trees to customers during 2013. Spruce and poplar trees are used primarily as building materials and we currently anticipate that we will begin selling these trees to customers in later periods, when these trees reach maturity in several years.

Handicrafts

During the three months ended September 30, 2012 and 2011, revenue from the sale of handicrafts made from yew timber amounted to $82,699 and $24,486, respectively, an increase of $58,213 or 237.7%. During the nine months ended September 30, 2012 and 2011, revenue from the sale of handicrafts made from yew timber amounted to $118,734 and $91,391, including sales to a related party of $1,603 and $0, respectively, an increase of $27,343 or 29.9%. We sold more yew handicrafts, including furniture, during the three and nine months ended September 30, 2012 as compared to the comparable period in 2011. We increased our sales effort in promoting our high-priced yew handicrafts in the third quarter of 2012.

In August 2012, we began to actively market our handicraft products.  Specific steps taken to market our handicraft products include:

•
We will begin to engage first tier distributors to distributor our handicraft products in provincial capital cities in 10 provinces; each first tier distributor is required to reach minimal annual sales volume of 2,000,000 RMB. First tier distributors will be able to purchase handicrafts from us at a price below the price that basic distributors pay for the handicraft products. In addition to the discounted first tier distributor pricing provided, we will also provide approximately 3%-5% commission (payable in yew seedling products) to these first tier distributors.

•
We will engage second tier distributors in smaller cities. Each second tier distributor is required to reach minimal annual sales volume of 1,000,000 RMB. These distributors will also be offered beneficial pricing off the price that basic distributors pay. We will also provide approximately 2%-3% commission (payable in yew seedling products) to the second tier distributors.

•	We have instructed our sales rep to make frequent visits to our distributors to promote our handicraft products.

The increase in our cost of revenues in the handicrafts segments for the three and nine months ended September 30, 2012 as compared to the corresponding periods of 2011 was due to increased costs incurred in connection with increased sales of handicrafts and a different product mix sold.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2012 and December 31, 2011, we had cash balances of $567,798 and $732,371, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation, and for working capital.

               In July 2012, we entered into the Fuye Field Agreement to acquire a land use right in the amount of approximately $2.4 million, payable in installments. We lease 117.5 mu (approximately 19.6 acres) located at Fuye Field, Beizhao Village, Hongxing Town, A’cheng District in Helongjiang Province, PRC. The term of the Fuye Field Agreement is 16 years, through March 2028. During the term of the Fuye Field Agreement, we have the right to develop the property for the production of yew trees. In addition, we acquired a building and more than 80,000 trees – which are not yew trees – located on the property. In connection with the Fuye Field Agreement, we paid approximately $1.5 million as of September 30, 2012 and there is an amount  payable related to the Fuye Field Agreement of  approximately $0.9 million as of September 30, 2012 which was included in accounts payable on the accompanying consolidated balance sheets. We presently expect to be able to make the additional payments required by the Fuye Field Agreement from cash-on-hand and net cash flow from operations.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2011 to September 30, 2012:

			December 31, 2011 to September 30, 2012
Category	September 30, 2012	December 31, 2011	Change	Percentage change
Current assets:
Cash	$567,798	$732,371	$(164,573)	(22.5)%
Accounts receivable	530,471	-	530,471	100.0%
Inventories	899,783	710,844	188,939	26.6%
Prepaid rent - related party	67,292	-	67,292	100.0%
Prepaid expenses and other assets	14,245	433	13,812	3,189.8%
Current liabilities:
Accounts payable	915,792	1,360,611	(444,819)	(32.7)%
Accrued expenses and other payables	49,939	119,901	(69,962)	(58.3)%
Taxes payable	11,303	500	10,803	2,160.6%
Refundable common stock subscription	-	950,000	(950,000)	(100.0)%
Due to related parties	56,098	266,488	(210,390)	(78.9)%
Working capital:
Total current assets	$2,079,589	$1,443,648	$635,941	44.1%
Total current liabilities	1,033,132	2,697,500	(1,664,368)	(61.7)%
Working capital (deficiency)	$1,046,457	$(1,253,852)	$2,300,309	(183.5)%

Our working capital increased $2,300,309 to $1,046,457 at September 30, 2012, from a working capital deficiency of $(1,253,852) at December 31, 2011. This increase in working capital is primarily attributable to:

•	An increase in accounts receivable of approximately $530,000;
•	An increase in inventories of approximately $189,000;
•	An increase in prepaid rent – related parties of approximately $67,000;
•	An increase in prepaid expenses and other assets of approximately $14,000;
•	A decrease in accounts payable of approximately $445,000;
•	A decrease in accrued expenses and other payables of approximately $70,000;
•	A decrease in refundable common stock subscription of approximately $950,000;
•	A decrease in due to related parties of approximately $210,000;

offset by:

•	A decrease in cash of approximately $165,000; and
•	An increase in taxes payable of approximately $11,000.

For the nine months ended September 30, 2012, net cash flow provided by operating activities was $345,813, as compared to net cash flow provided by operating activities of $4,368,029 for the nine months ended September 30, 2011, a decrease of $4,022,216. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows is not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2012, net cash flow provided by operating activities of $345,813 was primarily attributable to:

●
net income of approximately $3,360,000 adjusted for the add-back of non-cash items, such as: depreciation of approximately $159,000, and amortization of land use rights and yew forest assets of approximately $259,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities of approximately $34,000,

partially offset by:

●
the use of cash from changes in operating assets and liabilities, such as: an increase in accounts receivable of approximately $531,000, an increase in inventories of approximately $2,335,000 mainly due to the acquired trees from Fuye Field Agreement, an increase in prepaid rent – related parties of approximately $67,000, a decrease in accounts payable of approximately $452,000 and a decrease in accrued expenses and other payables of approximately $67,000.

For the nine months ended September 30, 2011, net cash flow provided by operating activities of $4,368,029 was primarily attributable to:

●
net income of approximately $2,838,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $128,000, amortization of land use rights and yew forest assets of approximately $213,000, loss on disposal of fixed assets of approximately $10,000; and

●
the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in inventories of approximately $859,000, an increase in accounts payable of approximately $502,000,

●	partially offset by the use of cash from changes in operating assets and liabilities, such as a decrease in advances from customers of approximately $174,000.

Net cash flow used by investing activities was approximately $274,000 for the nine months ended September 30, 2012, as compared to net cash flow used in investing activities of approximately $5,608,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we spent approximately $208,000 on purchase of property and equipment and spent approximately $66,000 on purchase of land use rights and yew forest assets. During the nine months ended September 30, 2011, we spent approximately $134,000 on purchase of property and equipment and spent approximately $5,495,000 on purchase of land use rights and yew forest assets, offset by proceeds from disposal of property and equipment of approximately $20,000.

Net cash flow used in financing activities was approximately $239,000 for the nine months ended September 30, 2012, as compared to net cash flow provided by financing activities of approximately $200,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we made repayments to a related party of approximately $239,000. During the nine months ended September 30, 2011, we received proceeds from related party advances of approximately $137,000 and received proceeds from a director’s advances of approximately $63,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from the SAFE or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. Approximately $24.5 million of our net assets are located in the PRC. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, and we may not be able to move funds deposited within the PRC to fund working capital requirements in the U.S. or pay dividends, which we have declared not but might declare in the future, in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$667,293	$36,004	$69,561	$63,924	$497,804
Land and yew forest rights (1)	895,532	105,778	789,754	-	-
Total	$1,562,825	$141,782	$859,315	$63,924	$497,804

(1)
On July 18, 2012, we entered into the Fuye Field Agreement, pursuant to which we acquired the right to use land with an area of 117.5 mu (approximately 19.6 acres), for a term of 16 years, through March 2028. We also acquired a building, and more than 80,000 trees — which are not yew trees — located on the property. During the term of the Fuye Field Agreement, we have the right to develop the property for the production of yew trees. The aggregate purchase price of RMB 15,002,300 (approximately $2,377,000) was divided into three installments. As of September 30, 2012, we made payment of RMB 9,330,000 (approximately $1.5 million) and we are required to pay RMB 670,000 (approximately $106,000) on December 25, 2012 and RMB 5,002,300 (approximately $790,000) on or before December 25, 2013.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain (loss) of $(59,359) and $108,308 for the three and nine months ended September 30, 2012, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of the RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China.

To the extent that we decide to convert RMB denominated cash amounts into U.S. dollars for the purpose of making any dividend payments, which we have not declared but may declare in the future, or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Conversely, if we need to convert U.S. dollars into RMB for operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount it received from the conversion. We have not used, and do not currently expect to use in the future, any forward contracts or currency borrowings to hedge exposure to foreign currency exchange risk.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2012

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