Form 10-K
period 2012-12-31
Yew Bio-Pharm Group, Inc.
filed 2013-04-11
CIK 1548240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______ to _________

Commission File Number 000-54701

YEW BIO-PHARM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1579105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Powerbilt Avenue
Las Vegas, Nevada 89148
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (310) 487-6727

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was approximately $-0-. The Company’s common stock is not quoted or traded at this time.

As of April 1, 2013, there were 50,000,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders scheduled to be held on June 26, 2013 are incorporated by a reference in Part III hereof.

YEW BIO-PHARM GROUP, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS
PART I

i

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

●	risks related to our ability to collect amounts owed to us by some of our largest customers;

●	our ability to continue to purchase yew cuttings from our various suppliers at relatively stable prices;

●	our dependence on a small number of customers for our yew raw materials, including a related party;

●	our dependence on a small number of customers for our yew trees for reforestation;

●	our ability to market successfully yew raw materials used in the manufacture of traditional Chinese medicine, or TCM;

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	our ability to sustain revenues should the Chinese economy slow from its current rate of growth;

●	continued preferential tax treatment for the sale of yew trees and potted yew trees;

●	uncertainties about involvement of the Chinese government in business in the PRC generally;

●
any change in the rate of exchange of the Chinese Renminbi, or RMB, to the U.S. dollar, which could affect currency translations of our results of operations, which are earned in RMB but reported in dollars;

●	industry-wide market factors and regulatory and other developments affecting our operations;

●	any impairment of any of our assets;

●	a slowdown in the Chinese economy; and

●	risks related to changes in accounting interpretations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 19 below.

ii

ITEM 1.	BUSINESS

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

OVERVIEW

Introduction

Unless otherwise noted, references in this registration statement to the “Company,” “we,” “our” or “us” means Yew Bio-Pharm Group, Inc. (individually, “YBP”), a Nevada corporation; its wholly-owned subsidiaries, Yew Bio-Pharm Holdings Limited (individually, “Yew HK”), a corporation organized under the laws of Hong Kong, and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (individually, “JSJ”), a corporation organized in the People’s Republic of China, (“China” or the “PRC”); and a deemed variable interest entity, or VIE, Harbin Yew Science and Technology Development Co., Ltd. (individually, “HDS”), a corporation organized in the PRC.

We are a major grower and seller of yew trees and manufacturer of products made from yew trees in China. We also sell raw material, including the branches and leaves of yew trees, used in the manufacture of TCM. The yew raw material contains taxol, and TCM containing yew raw material has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is regulated in the PRC because the yew tree is considered an endangered species.

We believe that our business is built upon five unique components:

●
We have entered into several land use agreements with various parties, which provide the potential for us to grow a large number of yew trees on large areas of land over the next few decades, although we cannot currently estimate the number of trees we will grow or the total amount of land we will put into production over such period.

●	We employ proprietary, patented accelerated growth technology, the Asexual Reproduction Method, to bring yew trees to commercialization decades faster than growing yew trees naturally.

●
Because of our more productive and faster rate of yew cultivation, we have a sufficient supply of raw material to allow us to use the branches and leaves, rather than the bark, of yew trees, to sell to customers for the purpose of making TCM. The yew industry is highly regulated in the PRC because the yew tree is considered an endangered species. By harvesting only branches and leaves of yew trees we respond to both environmental sensitivities and regulations, because cutting the bark of the yew trees will damage the trees and stop it from growing new branches.

●
We have permits from the Heilongjiang provincial government to sell our yew trees and manufacture handicrafts using yew timber. We believe that we are one of only a handful of companies in the PRC with permissions to manufacture handicrafts using yew timber.

●	The TCM raw materials and yew tree segments of our business are tax-free in the PRC.

Using patented accelerated growth technology developed by our founder and President, Zhiguo Wang, based on principles of asexual propagation and cloning, we can bring yew trees to maturity and commercialize them in as little as two-to-three years, compared to more than 50 years needed for naturally grown yew trees. Additionally, we have permits from the Heilongjiang provincial government to sell our yew trees and products made from yew trees. We believe that we are one of only a few companies in the PRC with such permission.

We operate in three business segments: TCM raw materials, yew trees and handicrafts. We sell raw materials in the form of yew tree branches and leaves to our customers, primarily an affiliate, to manufacture TCM containing taxol. We began the TCM raw materials segment in 2010.

Our TCM raw materials business became our largest operating segment in 2011 and is expected to continue to contribute an increasing percentage of net revenue in future periods.

In December 2009, another company owned directly and indirectly primarily by Mr. Wang, Yew Pharmaceutical Co., Ltd., or Yew Pharmaceutical, received approval from the Heilongjiang Food and Drug Agency, or HFDA, to sell Zi Shan, a TCM to be sold under both prescription and over-the-counter drug categories. Zi Shan contains taxol, and the TCM is approved in the PRC as a secondary treatment of cancer, meaning it must be administered in combination with other pharmaceutical drugs. In February 2010, we began selling to Yew Pharmaceutical branches and leaves of yew trees, which is more environmentally responsible than using the bark of yew trees, to extract taxol.

We also derive a significant amount of our revenue from the sale of yew seedlings and trees to state-owned enterprises and private businesses for reforestation in Heilongjiang Province and Jilin Province, in the northeastern China, as well as the sale of potted yew trees to retail customers. Additionally, we generate revenue from the sale of handicrafts, including furniture, made from yew timber. All of our revenue is derived from the Chinese domestic market.

For the year ended December 31, 2012, our TCM raw materials revenue represented approximately 55.7% of consolidated revenue (including 15.1% of consolidated revenues to related parties); sale of yew trees represented approximately 41.9% of consolidated revenue; and the sale of handicrafts represented approximately 2.4% of consolidated revenue (including less than 0.1% of consolidated revenues to related parties).  For the year ended December 31, 2011, revenues from the sale of TCM raw materials represented approximately 58.0% of consolidated revenue (including 23.3% of consolidated revenues to related parties); sale of yew trees represented approximately 40.3% of consolidated revenue; and the sale of handicrafts represented approximately 1.7% of consolidated revenue. We expect that sales from our TCM raw materials segment will become an increasingly important source of revenue for us.

Under Article 27 of the Law of the PRC on Enterprises Income Tax and Article 15 of the provisional regulations of the PRC on Value Added Tax, we do not pay any tax, including income tax and value-added tax, or VAT, in our TCM raw materials and yew tree segments. Our current VAT exemption certificate is valid from July 1, 2005 through December 31, 2016 and our current income tax exemption certificate is valid from January 1, 2008 through December 31, 2058. We pay taxes on handicrafts made from yew timber.

Zhiguo Wang, the founder of the Company and our President, does not devote all of his time to the Company’s business. We estimate that Mr. Wang devotes approximately 71% of his time, or approximately 120 hours per month, to the Company’s business. He devotes about 12% of his time, or approximately 20 hours per month, to the business of Yew Pharmaceutical and the balance of his time, or approximately 28 hours per month, to the business of other companies in which he is involved. These allocations are approximate only and are subject to change depending upon the particular projects and changing needs of the individual businesses in which he is involved.

The executive offices of HDS, our operating entity, are located in Harbin City, the capital of Heilongjiang Province in the PRC. Our four nurseries used to cultivate yew trees, and our production facilities to manufacture products made from yew trees, are located in and around Harbin. We also have a facility in Harbin where we exhibit and warehouse potted yew trees, handicrafts and furniture.

YBP was incorporated in Nevada on November 5, 2007. YBP’s executive offices are located at 294 Powerbilt Avenue, Las Vegas, Nevada 89148 and our telephone number is (702) 487-4683. Our website is www.yewchina.com. No part of our website is incorporated into this registration statement or any other report we file with the Securities and Exchange Commission, or the SEC, from time to time.

Industry Overview

Since 1996, we have grown Japanese yew trees (also referred to in China as Northeast yew trees), taxus cuspidata, on mountain hillsides near Harbin and cultivate them in four nurseries we operate near Harbin. We have successfully cultivated more than eight million yew nursery seedlings in four nurseries. These nurseries occupy approximately 17,744 Mu (approximately 2,957 acres) of forested land. We currently have the capacity to grow up to two million yew nursery seedlings annually. We also have contractual rights to use an additional 1,000,000 Mu (approximately 166,667 acre) site in Wuchang, which land we currently do not utilize, for future expansion of our yew tree growing operations.

Northeast yew trees grow well in the climate of Northeast China. Using our patented Asexual Reproduction Method, developed by our founder and President, Zhiguo Wang, based on principles of asexual propagation and cloning, we can bring yew trees to maturity and commercialize them in as little as two-to-three years, compared to more than 50 years of maturity period for naturally grown yew trees. We believe that utilizing the Asexual Reproduction Method addresses an imbalance between supply and demand for yew trees, both for reforestation and use in the production of cancer-fighting TCM.

The Northeast yew is a small- to medium-sized evergreen tree, typically growing from between 35 and 65 feet tall, with a trunk up to 6-1/2 feet in diameter. The bark is thin and scaly brown. The leaves are lanceolate, flat and dark green, typically between 1/2 and 1-1/2 inches long and about 0.1 inches broad, arranged in a spiral pattern on the stem. The Northeast yew tree is relatively slow growing compared to other species of yew trees, but can be very long-lived. It is estimated that a Northeast yew tree can live up to 2,000 years. The growing cycle of a Northeast yew tree is extremely long and regeneration is difficult.

Yew trees are scarce and, traditionally, it takes a long time to bring them to commercialization. It can take more than 50 years for a yew tree to mature naturally for pharmaceutical use. Our Asexual Reproduction Method shortens this period significantly. We begin with cuttings from natural yew trees, which we transplant at our nurseries. By using our Asexual Reproduction Method, the success rate of maturation is enhanced and in approximately two-to-three years the yew tree is able to be used for commercialization. We use some trees in their entirety and parts of other yew trees that we need and take the rest of the tree itself back to the forest to finish full growth to maturity in 10-15 years, creating a new generation of mature yew trees.

Because the Northeast yew trees are categorized as an endangered species and are protected in the PRC as a Level 2 preserved tree, the operation of the yew industry in the PRC is strictly regulated by the PRC Forest Law and its Implementing Regulations, Rules on Permit for Felling of Forest Trees, Regulations on Wild Plants Protection and other PRC laws and regulations. The available sources for yew trees for commercialization are scarce and costs of production are relatively high.

In accordance with the Notification about Key Points of Forestry Policies from National Forestry Bureau Registered (2007) No.173, or the Notification, issued on August 10, 2007 jointly by the National Forestry Bureau, the National Development and Reform Commission, the Finance Ministry, the Commerce Department, the State Administration of Taxation, the China Banking Regulatory Commission, and China Security Regulatory Commission, the Chinese government encourages the development of technologies promoting the cultivation of rare trees and plant-based pharmaceuticals; encourages the cultivation of fast growing timber species, especially rare and large diameter timber; and accelerates the reorganization and integration of existing wood-based panels, furniture, wood products manufacturing enterprises. The Notification also provides that the forestry industry shall enjoy state preferential taxation policies. According to the provisions of the relevant tax laws and regulations on enterprises engaged in agriculture and forestry projects, the enterprise income tax can be reduced or eliminated.

The Ministry of Science and Technology of the PRC implemented the Spark Program, or the Spark Program, in 1986. The major task of the Spark Program is to rejuvenate the rural economy by relying on science and technology and popularizing advanced and applicable scientific and technological findings in the rural areas. To encourage the Spark Program, the Chinese government set up the National Spark Prize in 1987, including Spark Science and Technology Prize, Spark Talent Training Prize, Spark Management Prize, Spark Outstanding Youth Prize and Spark Demonstrating Enterprise Prize. In 2001 the project of cultivation of yew trees has been recognized by the Ministry of Science and Technology of PRC as the Spark Program.

We have entered into several land use agreements with various parties, which provide the potential for us to grow a large number of yew trees on approximately 1,017,713.5 mu (approximately 169,619 acres) over the next few decades, although we cannot currently estimate the total number of trees we will grow or the total amount of land we will put into production over such period. Among these land use agreements, on March 21, 2004, we entered into a Joint-Stock Construct Rare Plant Northeast Yew Contract, or the Joint Venture Agreement, with the Heilongjiang Province Wuchang City Forestry Bureau, or the Wuchang Forestry Bureau, pursuant to which the Wuchang Forestry Bureau has given us access to 1,000,000 mu (approximately 166,667 acres) of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, we have permission to plant yew trees on this land from 2004 through 2034. Under the Joint Venture Agreement, any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Wuchang Forestry Bureau. We have not yet cultivated this land or generated any revenue under the Joint Venture Agreement. Because of the profit-sharing feature of this agreement, we presently intend to focus on cultivating yew trees on other land subject to existing and possibly future land use agreements as our priority for at least the next few years.

Our business is sustainable and environmentally responsible. We accelerate the growth of yew trees utilizing our Asexual Reproduction Method, more than replenishing the number of yew trees we cultivate and put into production. We harvest yew trees twice a year. We do not use the bark of yew trees in production, which would kill the yew tree; instead, we use the branches and leaves of the yew tree.

Traditional Chinese Medicine

There is a long-established, scientifically recognized relationship between the Pacific yew, taxus brevifolia, and similar species of yew (including the Northeast yew), and certain cancer drugs, most notably paclitaxel, also known as taxol. Paclitaxel is a broad-spectrum mitotic inhibitor used in cancer chemotherapy. It was discovered in a U.S. National Cancer Institute program at the Research Triangle Institute in 1967 when Monroe E. Wall and Mansukh C. Wani isolated it from the bark of the Pacific yew tree and named it taxol. Taxol is found in the root, stem, leaf, seed and bark of the taxus family of trees, including the Pacific and Northeast yews. It was developed commercially by Bristol-Myers Squibb under the brand name Taxol®. The PRC State Food and Drug Administration, or the SFDA, approved a new drug certification for taxol in 1995.

The improvement on the extraction and isolation technology of the biological properties of taxol made it a breakthrough in the treatment of cancer in the 1990s, providing a non-intrusive alternative to the more radical techniques of radiotherapy and surgery. Taxol is used to treat patients with lung, ovarian, breast, head and neck cancer, and advanced forms of Kaposi’s sarcoma.

Taxol, derived from certain species of yew tree including the Northeast yew tree, is a taxane drug and mitotic inhibitor that is used to treat cancer. All cells grow by a process called mitosis (cell division). Taxol targets rapidly growing cancer cells, sticks to them while they are trying to divide and prevents them from completing the division process. Since the cancer cells cannot divide into new cells, they cannot grow and the cancer cannot metastasize. Taxol may suppress tumor growth through regulating microtubule stabilization, inducing apoptosis and adjusting immunologic mechanism. Taxol can promote the polymerization of microtubule and inhibit their degradation, through which taxol can block cell division in the G2/M stage and induce apoptosis of tumor cells.

Taxol is a clear, colorless fluid that is given intravenously as a chemotherapy injection or as an infusion pumped from a dose bag. Taxol can be administered as high-dose chemotherapy, once every two or three weeks, or in low doses on a weekly basis. In the treatment of certain soft tissue cancers, such as breast cancer, taxol is given for early stage and metastatic breast cancer after combination anthracycline and cytoxan therapy and is also given as neoadjuvant treatment to shrink a tumor before surgery. Taxol can also be used together with a drug called Cisplatin to treat advanced ovarian cancer and non-small cell lung cancer, or NSCLC. The U.S. Food and Drug Administration has approved taxol as the primary and secondary treatment for NSCLC. There are other generally accepted protocols for the use of taxol as a cancer drug alone or in combination with other drugs depending upon the diagnosis, staging and type of cancer, as well as a patient’s medical history, tolerances and allergies, among other relevant factors.

The Chinese Herbal Medicine Standard (manual) of Heilogjiang Province (2011 version), edited by the HFDA, states that the Northeast yew has a secondary effect on treating cancer, meaning that while it has an impact on treating cancer, yew tree extract by itself (as distinguished from processed taxol) cannot be used as a stand-alone treatment of cancer. While the TCM raw material we sell contains taxol naturally, the companies to whom we sell such raw materials do not extract taxol from our TCM raw materials to produce pharmaceutical taxol.

Certain species of yew trees are the only natural source of taxol. Initially, taxol was extracted from the bark of the yew tree, but harvesting the bark usually kills the tree. Moreover, taxol is extracted from the bark of yew trees in extremely small amounts, often requiring the destruction of several yew trees to extract enough taxol to treat a single patient. Accordingly, taxol extracted from the yew is both very expensive and environmentally harmful. Because of environmental concerns about the adverse impact on forests in the Pacific Northwest in the United States, by the 1990s taxol ceased being derived from the bark of the Pacific yew. Alternative ways to develop taxol from renewable resources is ongoing. These include taxol-producing fungi from the yew tree and using other parts of the yew tree that may contain taxol.

We believe using yew trees that have been grown using our Asexual Reproduction Method significantly shortens the maturity cycle of naturally-grown yew trees and allows earlier commercialization of yew trees as a source of taxol. We further believes that using the branches and leaves of yew trees in large quantities, as we do, provides the key to solving the need for additional sources of taxol while not further endangering the PRC’s natural supply of yew trees, which themselves were over-forested in previous decades since the discovery of taxol.

The founder and President of our company, Zhiguo Wang, with the support of the Ministry of Forest and Science, and the Technology Department of Heilongjiang Province, successfully completed a project from 1984 to 1995 for asexual reproduction of the Northeast yew, and developed the first artificial cloned yew forest in the world. Tests conducted by the Ministry of Education’s Key Laboratory of Forest Plant Ecology in Northeast Forestry University have shown that the growing cycle of a cloned yew is significantly shorter than that of a natural yew and the concentration is taxol is higher. In 1995, this project received the Second Scientific and Technological Progress Award of Heilongjiang Province.

In December 2009, Yew Pharmaceutical received authorization from HFDA approving the sale of a yew-based TCM as a secondary treatment of cancer and certain other disorders, including uric disorders, certain liver diseases and menstrual discomfort. This TCM, sold under the brand name Zi Shan, has been approved to be sold under both prescription and over-the-counter drug categories. We also believe that Zi Shan may provide general beneficial effects on overall health. According to the Quintessence of Materia Medica, published in August 2006 by the Chinese Academy of Medical Sciences - Institute of Medicinal Plants, the Northeast yew plays a role as a diuretic, detumescence and in restoring menstrual flow. The approval from HFDA allows Yew Pharmaceutical to sell Zi Shan throughout the PRC.

In November 2010, Yew Pharmaceutical applied to the SFDA to approve an upgrade of Zi Shan from provincial to national standard, which we believe will enhance its general market acceptance and therefore could create additional demand for the raw materials we sell to Yew Pharmaceutical. As of the date of this report, the application is pending.

We entered into a Cooperation and Development Agreement dated January 9, 2010, or the Development Agreement, with Yew Pharmaceutical, a related party, for the development, production and sale of yew-based TCM. Under the Development Agreement, we sell yew branches and leaves to Yew Pharmaceutical. Yew Pharmaceutical manufactures TCM at its own facilities in Harbin in accordance with the requirements of HFDA. Yew Pharmaceutical is also responsible for producing the finished product in accordance with good manufacturing practice, or GMP, requirements (in this regard, it received a GMP certificate in November 2009), and filing all applications with and obtaining all approvals from the HFDA.

Yew Pharmaceutical is the primary purchaser of the raw materials we sell in our TCM raw materials business. Pursuant to the Development Agreement, Yew Pharmaceutical pays us RMB 1,000,000 per ton of raw material, whereas the current market price for such raw material is approximately RMB 1,100,000 per ton. The term of the Development Agreement is ten years, terminating on January 9, 2020. We began selling raw material in the form of branches and leaves of yew trees to Yew Pharmaceutical commencing in February 2010.

Yew Pharmaceutical is owned 95% by Heilongjiang Hongdoushan Ecology Forest Co., Ltd, a Chinese company, or HEFS, which itself is owned 63% by our founder, President and one of our directors, Zhiguo Wang, and 34% by his wife, Guifang Qi, who is also one of our directors. The remaining 5% is owned directly by Madame Qi. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Yew Pharmaceutical is the exclusive manufacturer of Zi Shan in the PRC. Zi Shan is sold in sachets in HFDA-approved dosages of two grams per sachet. It is consumed as a tea twice a day for therapeutic purposes or once a day for general health benefits. Approximately 30% of Zi Shan sales to date are in Heilongjiang Province and approximately 70% of such sales are from other provinces.

Starting in June 2010, other pharmaceutical companies started purchasing yew raw materials from us to manufacture and sell TCM similar to Zi Shan in other provinces.

Yew Trees

We have developed a detailed process of yew tree breeding. We start growing yew trees from seedlings that we purchase from various third parties, including certain affiliates. These seedlings come from naturally-grown mature yew trees. Because yew trees are protected, yew seedlings are scarce. Prices have been rising for yew seedlings by approximately 20% per year in recent years and we expect that to continue for at least the next few years. Our largest supplier of yew seedlings is a company that is directly and indirectly owned primarily by Mr. Wang and Madame Qi. See “Suppliers” below and Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

We cultivate the yew seedlings at our nurseries for at least three to four years. Most of the land we lease from various parties for the growth of yew trees is location in and around Harbin. We have entered into several land use agreements with various parties, which provide the potential for us to grow a large number of yew trees on large areas of land over the next few decades, although we cannot currently estimate the number of trees we will grow or the total amount of land we will put into production over such period. Among these land use agreements, pursuant to the Joint Venture Agreement, we have been granted permission to grow yew trees on up to 1,000,000 mu (approximately 166,667 acres) and to share profits 80% to the Company and 20% to the Wuchang Forestry Bureau. In addition, we have been provided two areas to use as nurseries for the cultivation of yew seedlings in the aggregate amount of 1,400 mu (approximately 233 acres). See Item 2, “Properties”.

When the yew trees are mature enough for transplanting, we prepare survey and design specifications for an afforestation plan. Once this has been prepared and approved, we clean and divide the reproducing area, clearing brushwood and weeds, and mark off breeding areas of between five and eight meters in width and less than one meter in length. We typically plant stock in the spring, when the defrosted soil is a depth of at least 15 centimeters.

The cut materials are then dried for a period of 18-20 hours at a temperature of between 55°C and 60°C, with the temperature monitored every three hours. After the drying process, the moisture content of the plant material should not exceed 8.0%. We then use a crusher to grind the plant material into a powder. The powder is mixed before being put into sealed plastic bags. The sealed plastic bags are put into outer shipping material and the package undergoes a final inspection before being ready for shipment.

By using our patented Asexual Reproduction Method, developed by our founder and President, Zhiguo Wang, we are able to accelerate the commercial viability of a yew tree, so that it is able to be used for commercialization starting in approximately three years, compared to more than 50 years for naturally grown yew trees. For example, the branches and leaves from an accelerated growth yew tree can be used in the production of TCM in three to five years, and a cutting from an accelerated growth yew tree will develop into a small yew tree that can be sold as a potted tree starting in approximately three years. We are authorized sell cuttings of cloned yew trees without a government permit.

We sell yew trees primarily to state-owned enterprises and private businesses for reforestation in Heilongjiang Province and Jilin Province, in Northeast China. Historically, we have sold the majority of our yew trees to a small number of larger customers. However, even though we have a number of long-term customers, we do not enter into long-term agreements for the sale of our yew trees. Because our profit margin is smaller for larger customers due to volume price discounts, we are making efforts to increase sales to smaller customers. Our business relating to the sale of yew trees is seasonal. March to May, November and December are our strongest months.

After a period of three-to-seven years under cultivation, we also transplant some yew trees into decorative ceramic pots and sell these to retail customers for display in homes and offices. The Chinese people believe that in addition to its aesthetic qualities, yew trees help cleanse the air and reduce pollution. Accordingly, yew trees are purchased by individuals for personal use in their home or office and are often given as gifts. Yew trees can be found at landmarks around the world, including the White House and Lincoln Memorial.

We purchase high quality ceramic pots from third parties into which the yew trees are transplanted. We believe that there is a readily available supply of high-quality ceramic pots at relatively low and stable prices.

Because of the limited supply of yew trees and restrictions on the commercial use of yew trees, combined with the high quality of the ceramic pots we purchase from third-party sources, primarily in South China, used for the transplanted trees, the potted yew trees that we sell are highly prized and we charge premium retail prices by Chinese standards. Retail prices of potted yew trees vary based on the age, shape and other desirable qualities of the tree, and range from approximately RMB 280 to approximately RMB 3,080.

In connection with our entering into a land use agreement in July 2012, or the Fuye Field Agreement, we acquired more than 80,000 trees - which are not yew trees - located on that property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees.  Larix trees are used primarily in landscaping and we currently anticipate that we will begin selling larix trees to customers during 2013. Spruce and poplar trees are used primarily as building materials and we currently anticipate that we will begin selling these trees to customers in later periods, when these trees reach maturity in several years.

Handicrafts

Yew wood is of medium strength, making it possible to fashion products from the yew tree without undue effort or expense requiring special equipment. To create our current inventory of award-winning handicrafts, including furniture, historically we employed between 15 and 20 artisans from throughout the PRC, principally from Fujian Province and Jiangxi Province in southern China, annually from summer through late fall, to manufacture handicrafts made from yew timber at our production facility near Harbin. Since we currently have an adequate inventory of handicrafts, we now manufacture additional handicrafts only when orders are placed. We had minimal manufacturing activities producing handicrafts in 2011 and 2012.

We begin the process of manufacturing handicrafts by selecting yew timber with greater variation in molding, which is indicative of a more attractive grain to the wood. The selected timber is then placed in a drying chamber and steam is injected to accelerate water evaporation until moisture content is only 3%. Depending upon the size and thickness of the timber, this process can take as long as one week.

The process of designing the item to be created begins with rough basing, based on geometrical form to summarize the overall artistic idea. During the entire process of carving the timber it is important to minimize knife scarring. Our crafted pieces typically go through a dying process; this not only can address certain small imperfections in the wood but is also done to aesthetically enhance the finished piece. After waiting at least twelve hours following dyeing, the carved item is then polished with sandpapers of different roughness and finally finishing cloths.

All of our products are hand-made, using yew tree timber of different maturities. Much of the furniture that we produce is reproductions of popular Ming and Qing Dynasty styles. We have acquired an inventory of yew timber from various parties over a number of years and have an adequate supply on hand for approximately five more years’ worth of production. Because of the scarcity of yew timber needed to produce handicrafts, it is very expensive to acquire new inventory of yew timber and supplies are extremely limited, if available at all. Accordingly, we plan to reduce and eventually eliminate our handicraft segment over the next several years.

Pursuant to the Department of Forestry of Heilongjiang Province (2003) Document No.188, issued by Department of Forestry of Heilongjiang Province on October 25, 2003, we have been granted rights to develop comprehensively and use Northeast yew resources. We believe that we are one of only a few companies in the PRC to have received approval for the manufacture of items made from yew timber.

Because of the limited supply of yew timber and restrictions on the commercial use of yew trees, combined with the high quality of artisans we employ, the handicrafts and furniture we manufacture are highly prized and we charge premium retail prices to our customers. Examples of retail prices for some of our products are as follows:

●	a pair of yew chopsticks sells for approximately RMB198;

●	a fountain pen sells for approximately RMB 2,480;

●	sculptures can sell for tens of thousands of RMB; and

●	large pieces of furniture can sell for more than RMB 100,000.

Suppliers

We obtain yew seedlings from several sources. Prior to January 1, 2011, our largest supplier was Zishan Technology Co., Ltd., or ZTC, a related party. We believe that we pay market rate for the seedlings and cuttings we purchase from our suppliers. Mr. Wang and Madame Qi own approximately 39.4% and 30.7%, respectively, of ZTC. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”. We do not plan on making significant purchases from ZTC in the future.

None of the agreements we have with our suppliers are long-term contracts, meaning they can be canceled at any time. We believe that the supply of yew seedlings is readily available and if we lost one of our suppliers, we could readily find a replacement.

Sales and Marketing

We sell our products exclusively in the Chinese domestic market. The sale of yew trees for reforestation in Heilongjiang Province and Jilin Province is to both state-owned enterprises and private businesses.

We sell yew trees to a relatively small number of customers. For the year ended December 31, 2012, the following customers accounted for 10% or more of our consolidated revenue:

●	Changchun Hengtai Medicine., Ltd., or Changchun Hengtai, accounted for approximately 17% of our consolidated revenue
●	Yew Pharmaceutical accounted for approximately 15% of our consolidated revenue
●	Anhui Baiyun Medicine Co., Ltd., or Anhui Bairun, accounted for approximately 11% of our consolidated revenue
●	Shenzhen City Lianchengfa Science and Technology, or Liangchengfa, accounted for approximately 10% of our consolidated revenue

For the year ended December 31, 2011, the following customers accounted for 10% or more of our consolidated revenue:

●	Anhui Bairun accounted for approximately 29% of our consolidated revenue
●	Yew Pharmaceutical accounted for approximately 23% of our consolidated revenue
●	Wuchang Hongyi Mining Co., Ltd., or Wuchang Hongyi, accounted for approximately 13% of our consolidated revenue
●	Changchun Hengtai accounted for approximately 10% of our consolidated revenue.

Yew Pharmaceutical is the manufacturer of Zi Shan and other pharmaceutical products, and is owned, directly and indirectly, primarily by Zhiguo Wang and Guifang Qi. Anhui Baiyun and Changchun Hengchai are large pharmaceutical distribution companies engage in producing and distributing western and TCM pharmaceutical products. Wuchang Hongyi is a mid-size mining company engaged in iron ore mining and the iron ore fine processing business. Wuchang Hongyi purchases yew seedlings and trees from us for forestation in mining areas.

While we generally do not enter into written agreements for the purchasers of our yew trees and other products, we have entered into written agreements for the sale of yew seedlings, cuttings, branches, raw materials for medicinal use and handicrafts with some of our larger customers.

The sale of furniture and handicrafts from our cultivated yew trees, as well as the sale of potted yew trees for display in homes and offices, is to the Chinese domestic market. We exhibit and warehouse potted yew trees, handicrafts and furniture at a facility located in Harbin.

Retail prices for potted yew trees are high by Chinese standards, but have remained stable. We provide the potted yew trees that we sell, from our nurseries. The supply of ceramic pots that we purchase from third-parties suppliers that we use to transplant cultivated yew trees is good and prices are stable.

The sale of handicrafts is not seasonal. Until December 2012, our store in Harbin maintained inventory of a range of handicrafts and furniture, for sale and can also take orders for products custom-made to the specifications of our customers. We currently use this facility to exhibit and warehouse our products. Prices and delivery time for custom pieces vary depending upon the item and time of year, since our artisans work primarily during the warmer months from April to September.

We also sell our products through a network of distributors throughout the PRC. Generally, we appoint one distributor in a given province for all of our products. Anhui Bairun and Changchun Hengtai are both distributors accounting for more than 10% of our revenue. We believe that if one or both of these distributors ceased purchasing our products, we would be able to find other large distributors because yew products are unique and in high demand.

Beginning in August 2010, we began the direct sale of handicrafts, including furniture, through the Internet, to supplement the sale of handicrafts in our store in Harbin and through distributors.

In August 2012, we began to more actively market our handicraft products. Specific steps taken to market our handicraft products include:

●
We began to engage first tier distributors to distributor our handicraft products in provincial capital cities in 10 provinces; each first tier distributor is required to reach minimal annual sales volume of 2,000,000 RMB. First tier distributors will be able to purchase handicrafts from us at a price below the price that basic distributors pay for the handicraft products. In addition to the discounted first tier distributor pricing provided, we will also provide approximately 3%-5% commission (payable in yew seedling products) to these first tier distributors.

●
We engaged second tier distributors in smaller cities. Each second tier distributor is required to reach minimal annual sales volume of 1,000,000 RMB. These distributors will also be offered beneficial pricing off the price that basic distributors pay. We will also provide approximately 2%-3% commission (payable in yew seedling products) to the second tier distributors.

●	We have instructed our sales representatives to make frequent visits to our distributors to promote our handicraft products.

In December 2012, we closed our store in Harbin, although we continue to use the facility to exhibit and warehouse our products.

Starting in January 2013, we also began selling some of our more moderately-priced handicrafts on a television shopping program that is broadcast in Heilongjiang Province, of which Harbin is the capital.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is also our major purchaser of yew raw material used in the production of TCM. Yew Pharmaceutical is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

Other TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals.

Intellectual Property

We believe that we are able to cultivate and grow yew trees successfully and faster by using our patented Asexual Reproduction Method, based on principles of asexual propagation and cloning, developed by our founder and President, Zhiguo Wang. Our patented Asexual Reproduction Method functions through cell replication with identical genes, sometimes referred to as cloning, of Northeast Yew with only a single parent present.

Mr. Wang first studied yew cloning techniques in 1982, for the purpose of addressing the long reproduction time, low reproduction rates and weak survival rates for yew trees in general. With the support of the Ministry of Forest and Science, and the Technology Department of Heilongjiang Province, Mr. Wang successfully completed a project from 1984 to 1995 for asexual cultivation and cloning technology of the yew, and developed the first artificial cloned yew forest in the world. Tests conducted by the Ministry of Education’s Key Laboratory of Forest Plant Ecology in Northeast Forestry University have shown that the growing cycle of a cultivated yew is significantly shorter than that of a natural yew and the concentration is taxol is higher.

We have been issued two patents related to our advanced growth technology:

●
“Yew Tree Plant Extracts, Methods for Extracting the Plant Extracts and Application”, or the Yew Extract Method, was granted by the State Intellectual Property Office, or SIPO, to HDS on August 16, 2011. This patent had previously been held by Heilongjiang Yew Pharmaceutical Co., Ltd. This patent is valid for 20 years, from June 23, 2004 through June 22, 2024.

●
“Northeast Yew Asexual Reproduction Method”, or the Asexual Reproduction Method, was granted by SIPO to HDS on September 21, 2011. This patent is valid for 20 years, from September 30, 2010 through September 29, 2030.

We believe that our patented Asexual Reproduction Method has three unique advantages:

●
The Asexual Reproduction Method addresses the low rooting rate problem and accelerates the seedling rate and the maturity period for Northeast yew. It increases the rooting rate to over 80% and the seedling rate to over 85% for Northeast yew. It can bring the Northeast yew to maturity and ready for commercialization for medical use in as little as two-to-three years, compared to more than 50 years for naturally growing yew trees.

●	Large colonies can form to out-compete other organisms for nutrients. The active ingredients in the offspring were relatively stable with little difference.

●	There is high chance of survival of the offspring with little variation.

Our patented Yew Extract Method is an extraction process to extract anti-cancer active ingredients from yew branches and leaves for use in anti-cancer drugs. It utilizes Northeast yew branches and leaves as new medicinal parts to obtain anti-cancer ingredients. The Yew Extract Method has high yield rate and low costs. According to the Shanghai Institute of Pharmaceutical Industry, the anti-cancer effect of the ingredients obtained through Yew Extract Method is no less than that of taxol. Clinical research studies show the ingredients obtained through the Yew Extract Method has also low side effects. The Yew Extract Method increases the sustainability and enhances the utilization rates for yew trees in medical use from 1/5000 (in obtaining taxol) to 1/200. The Yew Extract Method has not yet been used for commercial purposes. We are currently studying the possibility of commercializing the Yew Extract Method for medical uses.

We do not currently own any trade names, trademarks or service marks the loss of which would be materially adverse to our business.

Research and Development

We entered into a Technology Development Service Agreement dated January 1, 2010, or the Technology Agreement, with Shanghai Kairun Bio-Pharmaceutical Co., Ltd., or Kairun. Under the Technology Agreement, Kairun provides us with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees we grow and cultivate. For these services, we have agreed to pay Kairun a one-time fee in the amount of RMB 200,000 after the technologies developed by Kairun are tested and approved by us. We retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without our prior written consent.

The initial term of the Technology Agreement was two years. Kairun informed us that it is taking longer than originally expected to develop the technologies and conduct the tests under the Technology Agreement.

Accordingly, in February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement are achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

We incurred $16,048 and $14,594 of research and development expenses in 2011 and 2012, respectively.

Competition

We believe that we face little competition within the PRC for the growth and cultivation of yew trees because of the amount of space needed for proper cultivation of yew trees, the long period to maturity of the yew tree, the difficulties of propagation, the scarcity of yews and the regulation of the yew industry in the PRC. Because of the need for governmental approval to grow, cultivate and commercialize yew trees, we believe that there are high barriers to entry to our industry.

Most of our competitors are smaller companies that do not have cloning technology and therefore have to engage in substantially longer growing cycles to commercialize yew trees. Our main competitors in the growth of yew trees and cultivation of yew cuttings include Zhejiang Changshan Mandiya Yew Science and Technology Limited Company, located in Zhejiang, China; and Luo Yang Madia Yew Science and Technology Development Limited Company, or Luo Yang, located in Henan, China. For example, Luo Yang has only approximately 300 mu (approximately 50 acres) of yew seedlings under cultivation.

There is significant competition for the sale of furniture, handicrafts and potted trees in the PRC. This is a highly fragmented industry in the PRC with innumerable competitors and little, if any, concentration of market share locally, regionally or nationally. Many of our competitors are probably larger than we are and can devote more resources than we can to the manufacture, distribution and sale of furniture, handicrafts and potted trees. Additionally, many of our competitors sell furniture and handicrafts, not made of yew trees, at prices considerably lower than the premium prices at which we sell our products. However, we believe that there is relatively little competition within the Chinese domestic market for our premium-priced yew products, primarily because of the scarcity of yew trees and the regulation of the yew industry in the PRC. We believe that we are the only business in the PRC that has been given permission to produce furniture and handicrafts from yew timber.

While we do not manufacture TCM or any taxol-based product ourselves, we could be seen as indirectly competing with companies that do manufacture taxol-based medicine. We face potential competition from many providers of TCM for many ailments. With respect to TCM specifically for use as a secondary treatment for cancer, we may be seen to compete with companies such as Fujian Leephick Pharmaceutical Limited Company, or Fujian Leephick, located in Wuping, China, and Qi Ao Chinese Medicine Tablet Co., Ltd., or Qi Ao, located in Anguo City, Hebei Province, China. Fujian Leephick is a fairly new company that we believe is only in an early stage of its research and development. Qi Ao can be differentiated from our company in that Qi Ao does not cultivate yew trees and requires third party supply of raw materials to produce TCM, whereas we produce the raw materials and sell them to our affiliate under the Development Agreement for the production of TCM, thereby providing a reliable supply of raw materials combined with the financial assurance of being paid up-front rather than being paid depending upon the timing and amount of sales to purchasers of the TCM.

Ningbo Green-Health Pharmaceutical Company Co., Ltd. is a leading manufacturer of food and drugs with substantially greater financial and other resources than ours. However, taxol-based medicine is only one of Ningbo’s products and they do not produce any other yew-based products other than taxol-based medicine.

Plant and Equipment

The machinery and other equipment that we use in making our products are manufactured, for the most part, in the PRC. We conduct our own maintenance of our machinery and equipment. Replacement parts are relatively easy to obtain without delays as and when required, and are not subject to significant price fluctuations.

Government Regulations

Certain parts of our business are regulated under national, provincial and local laws in the PRC. The following information summarizes certain major regulations that apply to us.

Regulations at the national, provincial and local levels in the PRC are subject to change. To date, compliance with governmental regulations has not had a material impact on our earnings or competitive position, but, because of the evolving nature of such regulations, we are unable to predict the impact such regulation may have in the foreseeable future.

The growing and cultivation of yew trees and manufacturing products from yew trees, is regulated by Forest Law and its Implementing Regulations, Rules on Permit for Felling of Forest Trees, Regulations on Wild Plants Protection and other PRC laws and regulations. HDS received approval issued by the Department of Forestry of Heilongjiang Province (Document No. 188) on October 25, 2003, allowing it to sell yew trees and manufacture handicrafts using yew timber. There is no cost to the Company to maintain this approval. This approval has no expiration date.

As a foreign-invested enterprise, JSJ is subject to the Foreign-Invested Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended, both of which provide for incorporation, corporate governance, operation, business and other aspects of a foreign-invested enterprise.

PRC resident shareholders of the Company are required to complete foreign exchange registration with the State Administration on Foreign Exchange, or SAFE. In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular 75, which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the SAFE on November 24, 2005, May 29, 2007 and July1, 2011, respectively. SAFE Circular 75 states that PRC residents, whether natural or legal persons, must register with the relevant local SAFE branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them.

In 2006, six PRC regulatory agencies jointly adopted Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule. The M&A Rule requires that, if an overseas company established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the Ministry of Commerce, or MOFCOM, rather than local regulators, for approval. In addition, this regulation requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the China Securities Regulatory Commission, or the CSRC, prior to listing its securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying the documents and materials required to be submitted by overseas special purpose companies seeking CSRC’s approval of their overseas listings.

Environmental Issues

Our operations are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating facilities have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that the operations are in compliance with the relevant PRC environmental laws and regulations.

We believe that we are in substantial compliance with all environmental laws and regulations applicable to our business. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Corporate Structure and Recapitalization

First Restructure

HDS was incorporated under the laws of the PRC on August 22, 1996. On April 17, 2003, HDS was privatized when the original shareholder of HDS, the State Forest Fire Control Research and Development Fund Heilongjiang Management Team, transferred its shares in HDS to a company controlled by Zhiguo Wang and his wife, Guifang Qi.

On November 28, 2003, the registered capital of HDS was increased from RMB 500,000 to RMB 30,000,000 and the number of shareholders of HDS increased to 35, including 34 individual shareholders and one entity shareholder. On June 28, 2008, 29 individual shareholders of HDS transferred their shares in HDS to Mr. Wang and one individual shareholder transferred its shares in HDS to Xingming Han, and there was an increase of the registered capital of HDS from RMB 30,000,000 to RMB 45,000,000, the balance of which was paid by Mr. Wang in the amount of RMB 10,500,000 and HEFS in the amount of RMB 4,500,000.

Until February 23, 2010, HDS was owned by Zhiguo Wang (62.81%), his wife Guifang Qi (18.53%), Xingming Han (4.82%), a PRC individual named Yingjun Jiang (3.22%) and HEFS (10.62%). Mr. Wang, Madame Qi, Mr. Han, Mr. Jiang and HEFS are collectively referred to as the Original Shareholders. Mr. Wang is the President and a director of the Company. Madame Qi is the wife of Mr. Wang and an officer and director of the Company. Mr. Han is an officer and director of the Company. HEFS is owned primarily by Mr. Wang and Madame Qi.

YBP was incorporated under the laws of Nevada on November 13, 2007. On October 29, 2009, YBP established a wholly-owned subsidiary, JSJ, incorporated in the PRC, as part of a reorganization of the Company, or the First Restructure.

Also on October 29, 2009, the Harbin Economic Cooperation and Promotion Bureau, or HECPB, approved JSJ to become a wholly foreign-owned enterprise, or WOFE, of YBP. HECPB is a governmental department of the City of Harbin with responsibility for business and economic cooperation and development in the city. According to the website of HECPB, it was established by the People’s Government of Harbin in 2004 and is in charge of issuing approvals and related documents to foreign companies with investments in Harbin. HECPB may be regarded as a municipal counterpart to and acting under grant of authority from MOFCOM, which has the ultimate authority with respect to matters pertaining to businesses operating in the PRC, including foreign ownership of businesses and WOFEs.

Pursuant to the First Restructure, on February 23, 2010, the Company, through JSJ, entered into an Equity Transfer Agreement, referred to collectively as the First Transfer Agreements, with each of the Original Shareholders. Pursuant to the First Transfer Agreements, the terms of which are substantially identical to each other, the Original Shareholders transferred all of their respective ownership in HDS to JSJ for an aggregate RMB 45,000,000, which amount represents the amount of the then registered capital of HDS. As a result of this transaction, HDS became a wholly-owned subsidiary of JSJ.

JSJ and the Original Shareholders also entered into a Supplemental Agreement dated February 26, 2010, or the First Supplemental Agreement, pursuant to which JSJ had the right to put the shares of HDS back to the Original Shareholders for the original purchase price of an aggregate RMB 45,000,000, in the event that the transaction did not close or PRC governmental approval was not received, within six months following the execution of the First Transfer Agreements.

As a result of the First Restructure, as described above, the organization of the Company looked as follows:

On May 10, 2010, JSJ, Mr. Wang, Mr. Jiang and HEFS entered into a Debtor’s and Creditors’ Rights Agreement, or the Creditors’ Agreement, pursuant to which Mr. Jiang and HEFS assigned their rights, including the right to be paid for the HDS shares transferred by them to JSJ, under their respective First Transfer Agreements, to Mr. Wang, and Mr. Wang assumed the obligations of Mr. Jiang and HEFS under their respective First Transfer Agreements.

Before, during and after the First Restructure, Mr. Wang, Madame Qi and Mr. Han served as the sole directors and principal executive officers of the Company, other than the position of chief financial officer, or CFO.

Second Restructure

In October 2010, the Company determined, in consultation with its professional advisors, that the First Restructure did not meet certain technical PRC legal requirements and that the Company would need to be further reorganized, or the Second Restructure. Accordingly, on October 28, 2010, JSJ and each of the HDS Shareholders entered into new Equity Transfer Agreement, referred to collectively as the Second Transfer Agreements, the terms of which are substantially identical to each other, pursuant to which 100% of the common stock of HDS was transferred by JSJ back to the HDS Shareholders for aggregate consideration of RMB 45,000,000. Since the consideration of RMB 45,000,000 due to the HDS Shareholders in the First Restructure had not yet been paid, pursuant to a Supplemental Agreement to the Second Equity Transfer Agreements dated February 16, 2011, the aggregate RMB 45,000,000 amount payable by the HDS Shareholders to JSJ for the return of their HDS common stock in respect of the Second Restructure, was offset against JSJ’s liability to the HDS Shareholders in the same aggregate amount in respect of the First Transfer Agreements, which amount had not yet been paid by JSJ.

As discussed above, Mr. Jiang and HEFS had assigned to Mr. Wang their respective rights and obligations vis-a-vis JSJ resulting from the First Restructure, pursuant to the First Supplemental Agreement and the Creditors’ Agreement, since as of such time Mr. Jiang and HEFS had not yet been paid for the transfer of their interests in HDS to JSJ in the First Restructure in the amount of 3.22% and 10.62% of HDS’s equity interest, respectively. Therefore, in the Second Restructure, pursuant to the Second Transfer Agreements, JSJ transferred to Mr. Wang not only his previous shareholdings in HDS before the First Restructure (representing 62.81% of HDS’s total equity), but also an additional 13.84% of the equity in HDS as a result of Mr. Wang’s being assigned Mr. Jiang’s 3.22% equity interest in HDS and HEFS’s 10.62% equity interest in HDS.

After the foregoing transactions were completed, the HDS Shareholders then owned 100% of the shares of HDS in the following percentages:

Mr. Wang	76.65%
Madame Qi	18.53%
Mr. Han	4.82%

On November 5, 2010, JSJ entered into a series of contractual arrangements, or the Contractual Arrangements, with HDS and/or the HDS Shareholders, as described below:

●
Exclusive Business Cooperation Agreement. Pursuant to the Exclusive Business Cooperation Agreement between JSJ and HDS, or the Business Cooperation Agreement, JSJ has the exclusive right to provide to HDS general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary, or collectively referred to as the Services. Under the Business Cooperation Agreement, JSJ has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. HDS shall pay to JSJ a monthly consulting service fee, or the Service Fee, in RMB that is equal to 100% of the monthly net income of HDS. Upon the prior written consent by JSJ, the rate of Service Fee may be adjusted pursuant to the operational needs of HDS. Within 30 days after the end of each month, HDS shall (a) deliver to JSJ the management accounts and operating statistics of HDS for such month, including the net income of HDS during such month, or the Monthly Net Income, and (b) pay 80% of such Monthly Net Income to JSJ, each such payment referred to as a Monthly Payment. Within ninety (90) days after the end of each fiscal year, HDS shall (a) deliver to JSJ financial statements of HDS for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by JSJ, and (b) pay an amount to JSJ equal to the shortfall, if any, of the aggregate net income of HDS for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by HDS to JSJ in such fiscal year. HDS also granted an irrevocable and exclusive option to JSJ to purchase any and all of the assets of HDS, to the extent permitted under PRC law, at the lowest price permitted by PRC law. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between JSJ and HDS, the Business Cooperation Agreement is for a term of ten years and expires on November 5, 2020; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by JSJ prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by JSJ and HDS shall accept such extended term unconditionally. Unless JSJ commits gross negligence, or a fraudulent act, against HDS, HDS shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, JSJ shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days’ prior written notice to HDS.

●
Exclusive Option Agreement. Under an Exclusive Option Agreement among JSJ, HDS and each HDS Shareholder, individually referred to as an Option Agreement, the terms of which are substantively identical to each other, each HDS Shareholder has granted JSJ or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the HDS Shareholder’s equity interests in HDS, or the Equity Interest Purchase Option, for RMB 10. If an appraisal is required by PRC laws at the time when and if JSJ exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws. Without the consent of JSJ, the HDS Shareholders shall not sell, transfer, mortgage or dispose of their respective shares of HDS stock. Additionally, without the prior consent of JSJ, the HDS Shareholders shall not in any manner supplement, change or amend the articles of association and bylaws of HDS, increase or decrease its registered capital, change the structure of its registered capital in any other manner, or engage in any transactions that could materially affect HDS’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB 500,000, sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of each Option Agreement is ten years commencing on November 5, 2020 and may be extended at the sole election of JSJ.

●
Equity Interest Pledge Agreement. In order to guarantee HDS’s performance of its obligations under the Business Cooperation Agreement, each HDS Shareholder, JSJ and HDS entered into an Equity Interest Pledge Agreement, individually referred to as a Pledge Agreement, the terms of which are substantially similar to each other. Pursuant to the Pledge Agreement, each HDS Shareholder pledged all of his or her equity interest in HDS to JSJ. If HDS or the HDS Shareholders breach their respective contractual obligations and such breach is not remedied to the satisfaction of JSJ within 20 days after the giving of notice of breach, JSJ, as pledgee, will be entitled to exercise certain rights, including the right to foreclose upon and sell the pledged equity interests. During the term of the Pledge Agreement, the HDS Shareholder shall not transfer his or her equity interest in HDS or place or otherwise permit any other security interest of other encumbrance to be placed on such equity interest. Upon the full payment of the Service Fee under the Business Cooperation Agreement and upon the termination of HDS’s obligations thereunder, the Pledge Agreement shall be terminated.

●
Power of Attorney. Under a Power of Attorney executed by each HDS Shareholder, individually referred to as a Power of Attorney, the terms of which are substantially similar to each other, JSJ has been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the HDS Shareholder, to act on behalf of the HDS Shareholder as his or her exclusive agent and attorney with respect to all matters concerning the HDS Shareholder’s equity interests in HDS, including without limitation, the right to: 1) attend shareholders’ meetings of HDS; 2) exercise all the HDS Shareholder’s rights, including voting rights under PRC laws and HDS’s Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the HDS Shareholder’s equity interests in HDS in whole or in part; and 3) designate and appoint on behalf of the HDS Shareholder the legal representative, executive director, supervisor, manager and other senior management of HDS.

On November 29, 2010, YBP established a wholly-owned subsidiary, Yew HK, a limited liability company incorporated under the laws of Hong Kong. On January 26, 2011, YBP transferred its ownership in JSJ to Yew HK. As a result of the Second Restructure, HDS is considered a VIE, and YBP, as the sole shareholder of Yew HK and the ultimate parent company, is the controlling entity of HDS.

On April 15, 2011, Mr. Wang, Madame Qi and Mr. Han completed an updated registration with SAFE, pursuant to the requirements under SAFE Circular 75.

As a result of the Second Restructure, as described above, the organization of the Company now looks as follows:

As of April 1, 2013, the HDS Shareholders collectively owned 22,805,512 shares, or approximately 45.61%, of YBP’s common stock, or the HDS Shareholders’ Stock. Before, during and after the Second Restructure, the HDS Shareholders served as the sole directors and principal executive officers of the Company, other than the position of CFO.

While we have not discovered any precedent under Nevada law for a transaction like the Second Restructure, it is possible that the Second Restructure should have been approved by YBP’s shareholders because it may be viewed as having involved the sale of all or substantially all of YBP’s assets in that the stock of HDS was transferred from a wholly-owned subsidiary, JSJ, to the HDS Shareholders. However, because the Company was not yet subject to the reporting obligations of the Exchange Act, YBP was unable to issue a proxy statement that complied with SEC proxy rules to its shareholders in connection with such approval. Once the Company became subject to the reporting obligations of the Exchange Act, it sought and obtained shareholder ratification of the Second Restructure and all of the transactions contemplated and effected in connection therewith at the Special Meeting on December 13, 2012. While we believe that it is unclear if the Second Restructure required shareholder approval under Nevada law, we also believe that since the Second Restructure has been ratified by our shareholders, any possible concerns about the manner by which the Second Restructure was approved under Nevada law has been alleviated, since we believe that the Nevada Corporations Law allows for shareholder ratification after-the-fact of transactions requiring shareholder approval. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Recapitalization

Generally, the founders of a corporation in the United States receive shares of stock in consideration of the tangible and intangible assets contributed by them to the enterprise. Since the consideration for those shares is the transfer of assets, including intellectual property, and business know-how, sometimes referred to as “sweat equity”, no cash payment for such shares occurs.

However, unfamiliar with the usual way that founders acquire equity interests in corporations in the United States, the HDS Shareholders both contributed assets to the Company and actually purchased their HDS Shareholders’ Stock between March 2008 and September 2009, for cash, in a series of four different offerings of YBP common stock during that period, at prices ranging between $0.02 and $0.10 per share, for an aggregate purchase price of $966,501.

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

Accordingly, the Company rectified this situation by obtaining shareholder approval at the Special Meeting on December 13, 2012 to issue a stock purchase option, each referred to as a Founder’s Option and collectively referred to as the Founders’ Options, to each of Mr. Wang, Madame Qi and Mr. Han in an amount equal to the number of shares of YBP common stock that each of them then currently owned. The terms of the Founders’ Options are identical to each other except for the name of the optionee and the number of shares of YBP common stock subject to each such Founder’s Option. Those terms include:

●	the issuance of the Founders’ Options was subject to pre-issuance approval by our shareholders, which approval was obtained at the Special Meeting;

●	each Founder’s Option was fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years;

●	each Founder’s Option has a per share exercise price equal to the fair market value of a shares of YBP common stock on the date of grant, or $0.22 per share; and

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

The number of shares of YBP common stock subject to each Founder’s Option is as follows:

Number of Optionee	Number of Shares Subject to Founder’s Option
Zhioguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300

The terms of the Founders’ Options have not been determined as a result of arm’s-length negotiations. The Board of Directors of YBP, which consists of the same persons who are the HDS Shareholders and the grantees of the Founders’ Options, obtained shareholder approval of the issuance of the Founders’ Options at the Special Meeting on December 13, 2012.

To the extent that the Founders’ Options are exercised, the number of shares of YBP common stock then held by each HDS Shareholder could as much as double, which would be highly dilutive to the other existing YBP shareholders. The following chart shows the maximum effect of this dilution assuming full exercise of each Founder’s Option for cash:

Shareholder	Number Shares Presently Held	Percentage of Issued Shares Presently Held	Number Shares Held Assuming Exercise of All Founders’ Options	Percentage of Issued Shares Following Exercise of All Founders’ Options
Zhiguo Wang	20,103,475	40.21%	40,206,950	55.23%
Guifang Qi	2,488,737	4.98%	4,977,474	6.84%
Xingming Han	213,300	0.43%	426,600	0.59%
All HDS Shareholders as a group (3 persons)	22,805,512	45.61%	45,611,024	62.65%
All other existing shareholders	27,194,488	54.39%	27,194,488	37.35%
Total	50,000,000	100.00%	72,805,512	100.00%

See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Employees

As of December 31, 2012, we had approximately 80 employees, of whom approximately 41 were full-time employees and approximately 39 were part-time employees. Of these employees, all full-time employees and all but two part-time employees were employed in the PRC. Our employees belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

We believe that we are current in making required social insurance payments for our employees. However, we have not paid into a housing fund for our employees, as required under relevant PRC laws and regulations. The unpaid amount is approximately RMB 50,000 at December 31, 2012 and there is an additional penalty of up to RMB 50,000 that we are required to pay for our failure to make this contribution in a timely manner.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

Our products may not achieve or maintain widespread market acceptance.

Success of our products is highly dependent on market acceptance. We believe that continued market acceptance of our products will depend on many factors, including:

●	the perceived advantages of our products over competing products and the availability and success of competing products;

●	the effectiveness of our sales and marketing efforts;

●	our product pricing and cost effectiveness;

●	the safety and efficacy of our products and the prevalence and severity of adverse side effects, if any; and

●	publicity concerning our products, product candidates or competing products.

If our products fail to achieve or maintain market acceptance, or if new products are introduced by others that are more favorably received than our products, are more cost effective or otherwise render our products obsolete, we may experience a decline in the demand for our products. If we are unable to market and sell our products successfully, our business, financial condition, results of operation and future growth would be adversely affected.

Our operating results may fluctuate and our future revenues and profitability are uncertain.

Our operating results have varied in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include the following:

●	current and changing economic and financial conditions in China;

●	market acceptance of our products;

●	the effectiveness of distribution channels for our products;

●	the impact of price changes in our products and services or our competitors’ products and services;

●	the impact of decisions by distributors to offer competing or replacement products or modify or cease their marketing practices;

●	the availability of alternatives to our products;

●	seasonal fluctuations in business activity;

●	changes in marketing expenses related to promoting and distributing our services

●	limitations on sales of yew raw materials and yew trees during certain times of the year due to the seasonal growth cycle of yew trees; and

●	potential disruptions in commerce due to catastrophic natural events or political conflict.

Our operating expenses may increase. If an increase in our expenses is not accompanied by a corresponding increase in our revenues, our net profit will decrease and our financial condition may be adversely affected.

Due to all of the above factors, our revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. Also, operating results may fall below our expectations and the expectations of securities analysts or investors in one or more future periods. If this were to occur, the market price of our common stock would likely decline.

Our future research and development projects may not be successful.

The successful development of TCM and pharmaceutical products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals. In addition, the research and development cycle for new products for which we may obtain an approval certificate is long.

There is no assurance that our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly developed products will achieve commercial success. Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

The nature of our business exposes us to the risk of product liability claims that is inherent in the research and development, manufacturing and marketing of pharmaceutical products. These risks are greater for our products that receive regulatory approval for commercial sale. Even if a product were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim effects other than those intended resulted from the use of our products. While to date no material claim for personal injury resulting from allegedly defective products has been brought against us, a substantial claim or a substantial number of claims, if successful, could have a material adverse impact on our business, financial condition and results of operations.

We have a high concentration of sales to a small number of customers, one of which is an affiliate of our founder and President.

For the year ended December 31, 2012, Yew Pharmaceutical accounted for approximately 27% of our TCM raw materials revenue and approximately 15% of our consolidated revenue. For the year ended December 31, 2011, Yew Pharmaceutical accounted for approximately 40% of our TCM raw materials revenue and approximately 23% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

The following customers accounted for 10% or more of our consolidated revenue for the year ended December 31, 2012:

●	Changchun Hengtai accounted for approximately 17% of our consolidated revenue
●	Yew Pharmaceutical accounted for approximately 15% of our consolidated revenue
●	Anhui Bairun accounted for approximately 11% of our consolidated revenue
●	Lianchengfa accounted for approximately 10% of our consolidated revenue

For the year ended December 31, 2011, the following customers accounted for 10% or more of our consolidated revenue:

●	Anhui Bairun accounted for approximately 29% of our consolidated revenue
●	Yew Pharmaceutical accounted for approximately 23% of our consolidated revenue
●	Wuchang Hongyi accounted for approximately 13% of our consolidated revenue.
●	Changchun Hengtai accounted for approximately 10% of our consolidated revenue

The loss of any of our largest customers could have a material adverse effect on our results of operations unless and until we can replace such customers.

The concentration of sales of yew trees to a small number of large customers could subject us to loss of significant revenues in the event that we were to lose one or more of our larger customers.

Additionally, many of our customers purchase trees from us in the spring but are not able to pay their bills until after harvest in the fall. Accordingly, our accounts receivable tend to increase during the second and third quarters of the year. If we are unable to collect the amounts owed to us by our major customers, there could be a material adverse effect on our results of operations and liquidity.

We owe amounts to related parties that are unsecured and payable on demand.

We owe certain amounts to related parties, including ZTC, Yew Pharmaceutical, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2012, the aggregate amount of these payables was approximately $47,876 and as of December 31, 2011, the aggregate amount of these payables was approximately $266,488. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

We face substantial competition in connection with the marketing and sale of our products.

Our products compete with products with similar medical efficacy in similar market areas. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than us, and have products that have gained wide customer acceptance in the marketplace. The TCM and pharmaceutical industries are also characterized by the frequent introduction of new products. We may be unable to compete successfully or our competitors may develop products which have greater medical efficacy or gain wider market acceptance than ours.

We may not be able to manage our expansion of operations effectively.

We anticipate significant continued expansion of our business to address growth in demand for our products, as well as to capture new market opportunities. To manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, increase manufacturing capacity and output, and expand, train and manage our growing employee base. Furthermore, we need to maintain and expand our relationships with our customers, suppliers and other third parties. In addition, the success of our growth strategy depends on a number of internal and external factors, such as the expected growth of the pharmaceutical market in the PRC and the competition from other pharmaceutical companies. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

In addition, our personnel, systems, procedures and controls may be inadequate to support our future operations. The improvements required to manage our growth will require us to make significant expenditures, expand, train and manage our employee base and allocate valuable management resources. If we fail to effectively manage our growth, our operating performance will suffer and we may lose clients, key vendors and key personnel.

We may incur substantial debt which could adversely affect our financial condition.

It is possible that we may incur substantial debt in order to expand our business, which could adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on such debt, which will reduce the amount available to fund working capital, capital expenditures and general corporate purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests; and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

We may not be able to raise additional capital as it is needed to fund our operations. In such an event, we may have to curtail some of our existing and planned business activities.

While we are profitable and have adequate financial resources to fund our business for at least the next 12 months, we may need additional capital in the future to expand our existing operations, including growing yew trees under the Joint Venture Agreement, which could require capital beyond our available resources from operations. We have no current plans to raise additional capital at this time. No assurance can be given that we will be able to raise any additional capital that may be needed in any public or private offering of our securities, or secure debt through banks or other lenders.

If adequate additional financing is not available on reasonable terms, we may not be able to expand our business and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States, and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Our results of operations may be affected by fluctuations in availability and price of raw materials.

The raw materials we use are subject to price fluctuations due to various factors beyond our control, including, among other pertinent factors:

●	increasing market demand;

●	inflation;

●	severe climatic and environmental conditions;

●	seasonal factors, and

●	changes in governmental regulations and programs.

We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset the increase costs in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

We purchase yew cuttings from third parties to grow our yew trees. The cost of yew cuttings has been rising significantly in recent years and is expected to continue.

We purchase yew cuttings from third parties to grow our yew trees. Because yew cuttings are scarce, the cost of yew cuttings has been rising approximately 20% per year in recent years and we expect this to continue for at least the next few years. Scarcity in the supply of yew cuttings or significantly increased costs for yew cuttings, or both, could have a material adverse effect on our ability to do business or our cost of doing business.

Changes in certain current favorable tax treatment we receive could adversely affect our business.

Under current PRC national laws and regulations, we do not pay any tax, including income tax, on (i) the raw materials we sell for the manufacture of TCM or (ii) the yew trees we sell for reforestation or transplanting, or on the cultivate yew trees we sell as potted yew trees. If these laws and regulations change and we become subject to tax on any of these operations, our costs of doing business would increase, which would decrease our profits and could have a material adverse effect on our results of operations and financial condition.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The TCM and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. A large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that our TCM raw materials are targeting. We face competition from TCM and pharmaceutical companies in the PRC and other countries. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

We rely substantially on our founder and President. We may be adversely affected if we lose his services or the services of other key personnel or are unable to attract and retain additional personnel.

Our success is substantially dependent on the efforts of our senior management, particularly Zhiguo Wang, our founder and President. The loss of the services of Mr. Wang or other members of our senior management may significantly delay or prevent the achievement of our business objectives. If we lose the services of, or do not successfully recruit, key sales and marketing, technical and corporate personnel, the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management.

Mr. Wang will not devote 100% of his time to the business affairs of the Company.

Zhiguo Wang, the founder of the Company and our President, does not devote all of his time to the Company’s business. As a result, he may not provide as much management and attention as would be the case if he devoted 100% of his time to our business. We estimate that Mr. Wang devotes approximately 71% of his time, or approximately 120 hours per month, to the Company’s business. He devotes about 12% of his time, or approximately 20 hours per month, to the business of Yew Pharmaceutical and the balance of his time, or approximately 28 hours per month, to the business of other companies in which he is involved. These allocations are approximate only and are subject to change depending upon the particular projects and changing needs of the individual businesses in which he is involved.

There may be conflicts of interest between management and other stockholders of the Company.

Zhiguo Wang, the founder of our company, our President and a director, is also our principal stockholder. As a result of this conflict of interest, management may have an incentive to act in a manner that is in its best interest, which could be adverse to the interests of any other stockholders of the Company. In addition, a conflict of interest may arise between Mr. Wang’s personal pecuniary interest directly, as the lessor of certain premises we rent, or indirectly through companies he controls and with whom we do business, such as Yew Pharmaceutical, Kairun and ZTC, and his fiduciary duty to our stockholders.

We have engaged, and are likely to continue to engage, in certain transactions with related parties. These transactions are not negotiated on an arms’ length basis.

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $4,841 for the year ended December 31, 2012 and $4,171 for the year ended December 31, 2011, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $1.0 million or 15% of our total revenue for the year ended December 31, 2012 and $1.4 million or 23% of our total revenue for the year ended December 31, 2011, respectively; the purchase of yew trees from a company majority-controlled by Mr. Wang and Madame Qi, of which the total purchase amount was approximately $121,000 for the year ended December 31, 2012 and $3,400 for the year ended December 31, 2011; and the lease of from a company majority-controlled by Mr. Wang and Madame Qi for the growing of yew trees, the lease of which was approximately $26,000 for the year ended December 31, 2012 and $25,000 for the year ended December 31, 2011, respectively. We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

We may need to hire additional employees.

Our future success also depends upon our continuing ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industries is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the Jumpstart our Businesses Act of 2012, or the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for fiscal year 2013, provide a management report on the internal control over financial reporting. We are in the preliminary stages of seeking consultants to assist us with a review of our existing internal controls and the design and implementation of additional internal controls that we may determine are appropriate. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and eventually allow our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or a stock exchange on which our securities may be listed in the future. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC, any stock exchange on which our securities may be listed in the future, or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Inferior internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

We are an “emerging growth company” under the recently enacted JOBS Act and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we intend to inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking and other control systems. We may have difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in the PRC who are capable of satisfying the obligations of a U.S. public reporting company. As a result of these factors, we may experience difficulty in establishing adequate management, legal and financial controls (including internal controls over financial reporting), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in the PRC that meet U.S. standards as in effect from time to time.

If the Chinese regulatory bodies determine that the structure for operating our business in the PRC does not comply with Chinese regulatory restrictions on foreign investment, we could be subject to severe penalties, which may materially and adversely affect our business.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If we are determined to be in violation of any existing or future Chinese laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant Chinese regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of our Chinese entities;

●	discontinuing or restricting the operations of our Chinese entities;

●	imposing conditions or requirements with which YBP or our Chinese entities may not be able to comply;

●	requiring YBP or our Chinese entities to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from any offering to finance our business and operations in the PRC; or

●	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

Special Risks Relating to Doing Business in the PRC

Because all of our operations are outside the United States, we are subject to additional significant risks.

We are subject to risks inherent in business operations outside the United States. These risks include but are not limited to geopolitical concerns, currency fluctuations, currency exchange controls, restrictions on repatriating foreign-derived profits to the United States, inflation, local regulatory compliance, punitive tariffs, unstable local tax policies, trade embargoes, import and export license requirements, trade restrictions, greater difficulty collecting accounts receivable and longer payment cycles, unfamiliarity with local laws and regulations, differing legal standards in enforcing or defending our rights in courts or otherwise, less favorable intellectual property protection than is provided in the United States, changes in labor conditions, difficulties in staffing and managing international operations, difficulties in finding personnel locally who are capable to complying with the requirements of reporting by a U.S. reporting company, risks related to shipment of raw materials and finished goods across national borders, and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross domestic product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions, and in many other respects.

The Chinese government exerts substantial influence over business activities.

We are dependent on relationships with the local government in the provinces in which we operate in the PRC. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in the PRC’s laws and regulations, including those relating to taxation, environmental regulations, land use rights, real property, intellectual property and other matters. We intend to continue to conduct our business in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that could require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC generally or particular regions thereof, and could have an adverse impact on our business prospects, results of operations and financial condition.

The production, sale and distribution of TCM are subject to Chinese regulation.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some changes that could have this effect are: (i) level of government involvement in the economy; (ii) control of foreign exchange; (iii) methods of allocating resources; (iv) balance of payment positions; (v) international trade restrictions; and (vi) international conflict.

We depend upon governmental laws and regulations that may be changed in ways that will harm our business.

Our business and products are subject to government regulations mandating the manufacturing of pharmaceuticals in the PRC and other countries. Changes in the laws or regulations in the PRC, or other countries we may sell into, that govern or apply to our operations could have a materially adverse effect on our business. For example, the law could change so as to prohibit the use of certain pharmaceuticals. If one of our pharmaceuticals or medical products is prohibited, this change would reduce our productivity of that product.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, pharmaceutical regulations, and other matters. We believe that our operations in the PRC are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Our operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist and Communist state since 1949 and is controlled by the Communist Party of the PRC. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in the PRC. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We derive virtually all of our revenues from the PRC and we are therefore susceptible to the strength of the Chinese economy.

We derive virtually all of our revenues from the sale of products within the PRC. Any significant decline in the condition of the Chinese economy could adversely affect consumer demand of our services, among other things, which in turn would have a material adverse effect on our business and financial condition.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese currency into foreign currencies and, if the Chinese currency were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations use the RMB as our primary functional currency in our operations. We are subject to the effects of exchange rate fluctuations with respect to either of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and the PRC’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of RMB against the U.S. dollar. We can offer no assurance that RMB will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations in the PRC will be translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that  Chinese regulatory authorities will not impose greater restrictions on the convertibility of RMB in the future. Because a significant amount of our future revenue may be in the form of RMB, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in RMB to fund any business activities outside of the PRC or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

Chinese currency is not freely convertible, which may limit our ability to obtain financing for expansion on favorable terms, and may limit our ability to pay dividends in the future.

The RMB is not a freely convertible currency at present and, based solely on our understanding of the news that is widely and publicly available, it does not appear that the RMB will become a freely convertible currency in the foreseeable future. Some, and perhaps a significant amount, of the revenue generated by our future operations in the PRC will be paid in RMB, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside the PRC from time to time. The Chinese government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.

SAFE regulates the conversion of RMB into foreign currencies. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises are no longer subject to the approval of SAFE, but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996. “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account” transaction. Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we believe that we can obtain foreign currency in exchange for RMB from swap centers authorized by the Chinese government. We cannot assure you that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict us from freely converting RMB in a timely manner or at all, as needed.

HDS is subject to restrictions on making payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than our investments in JSJ and Yew HK, which also do not have operations of their own. HDS is our operating entity, which we control through contractual arrangements. As a result of our holding company structure, we rely entirely on payments from HDS to us. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if Yew HK, JSJ or HDS were to incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our ordinary shares.

Future fluctuation in the value of the RMB may negatively affect our ability to convert our return on operations to U.S. dollars in a profitable manner.

In recent years, the value of the RMB has appreciated significantly against the U.S. dollar. Many countries, including the United States, have argued that the RMB is artificially undervalued due to the PRC’s current monetary policies and have pressured the PRC to allow the RMB to float freely in world markets. If any devaluation of the RMB were to occur in the future, our returns on our operations in the PRC, to the extent they are paid in RMB, will be negatively affected upon conversion to U.S. dollars. Conversely, although we will attempt to have certain future payments to us paid in U.S. dollars to mitigate the foregoing risk, any increase in the value of the RMB in the future would increase the cost of purchasing goods or services within the PRC when we convert U.S. dollars to RMB to pay for such items.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. The PRC’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. We cannot assure you that we will be able to enforce any legal rights we may have under our contracts or otherwise. Our failure to enforce our legal rights may have a material adverse impact on our operations and financial position, as well as our ability to compete with other companies in our industry.

Inflation in the PRC may inhibit economic activity in such places and adversely affect our operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation which have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Because of a strong currency, a large trade surplus, strong domestic growth and increasing wages, the PRC is currently experiencing inflationary pressures, despite the global economic crisis. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action which could inhibit economic activity in the PRC generally, and thereby adversely affect our future business operations and prospects in the PRC. Inflation in the PRC may inhibit economic activity in such places and adversely affect our operations. Inflation in the PRC may inhibit economic activity in such places and adversely affect our operations.

The Chinese legal system may have inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

We are subject to oversight at the provincial and local levels of government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in the PRC. The PRC tends to issue legislation, which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our ability to achieve compliance. Unlike the United States, the PRC has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, our experience in interpreting and enforcing our rights under these laws and regulations is limited, and our future ability to enforce commercial claims or to resolve commercial disputes in the PRC is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC.

Substantially all of our assets are located outside of the United States and most of our officers and directors reside outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws of the United States. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws of the United States.

We may have limited legal recourse under Chinese law if disputes arise with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, mergers and acquisitions, intellectual property, commerce, taxation and trade. However, the PRC’s experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If any new business ventures in which we may become involved are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of any acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies and other instrumentalities of the Chinese government or those acting on its behalf, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because Chinese law will govern almost all of our material agreements, we may not be able to enforce our legal rights internationally, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

National, provincial and local governments have established many regulations governing our business operations.

We are also subject to numerous national, provincial and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications and regulatory approvals from healthcare agencies. We are subject to laws and regulations governing our relationship with our employees including: wage requirements, limitations on hours worked, working and safety conditions, citizenship requirements, work permits and travel restrictions. These local labor laws and regulations may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our facilities in the PRC, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation. These regulations can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

Our contractual arrangements with HDS and its shareholders may not be as effective in providing control over HDS as direct ownership of it.

Our contractual arrangements with HDS and its respective shareholders provide us with effective control over this company. As a result of these contractual arrangements, we are considered to be the primary beneficiary of HDS; we consolidate the results of operations, assets and liabilities of HDS in our financial statements. However, these contractual arrangements may not be maximally effective in providing us with control over HDS as direct ownership of these companies. If HDS or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective.

The approval of the CSRC may be required in connection with this offering under a regulation adopted in August 2006, and, if required, we cannot predict whether we will be able to obtain such approval.

In 2006, six PRC regulatory agencies jointly adopted the M&A Rule. This rule requires that, if an overseas company established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the Ministry of Commerce, rather than local regulators, for approval. In addition, this regulation requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the CSRC prior to listing its securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying the documents and materials required to be submitted by overseas special purpose companies seeking CSRC’s approval of their overseas listings.

While the application of the M&A Rule remains unclear, based on their understanding of current PRC laws, regulations, and the notice published on September 21, 2006, since JSJ was established by means of direct investment rather than by merger or acquisition of the equity interest or assets of any “domestic company” as defined under the M&A Rules, and no provision in the M&A Rules classifies our contractual arrangements with HDS as a type of acquisition transaction falling under the M&A Rules, we are not required to submit an application to MOFCOM or the CSRC for its approval for our contractual control on HDS.

If the CSRC or another PRC regulatory agency subsequently determines that the approvals from MOFCOM and/or CSRC were required our contractual control over HDS, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from PRC regulatory agencies. The regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of our foreign currency in our offshore bank accounts into the PRC, or take other actions that could materially and adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

The M&A Rule sets forth complex procedures for acquisitions conducted by foreign investors that could make it more difficult to pursue acquisitions.

The M&A Rule sets forth complex procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We may be subject to penalties, including restriction on our ability to inject capital into our PRC subsidiaries and our PRC subsidiaries’ ability to distribute profits to us, if our PRC resident shareholders or beneficial owners fail to comply with relevant PRC foreign exchange rules.

In October 2005, SAFE issued a public notice requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of the PRC for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose vehicle PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is a shareholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in the PRC or other material changes in share capital.

Zhiguo Wang, Guifang Qi and Xingming Han, collectively referred to as the HDS Shareholders, completed their respective registrations under SAFE Circular 75 on April 15, 2011. We have requested our other shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice. To date, we have not received any notice from any of our other shareholders or beneficial owners that he or she is subject to the SAFE Circular 75 registration requirement. However, we cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents will comply with our request to make, obtain or update any applicable registrations or comply with other requirements required by the SAFE notice or other related rules. In case of any non-compliance on any of our PRC resident shareholders or beneficial owners, our PRC subsidiary, JSJ, and such shareholders and beneficial owners may be subject to fines and other legal sanctions.

If our previous offerings of stock to PRC residents are found to have violated PRC laws and regulations, we could be subject to fines and other legal sanctions.

We believe that our previous offerings of YBP common stock to PRC residents are not subject to regulation in the PRC, because (i) the offering was made by a non-PRC entity and (ii) it did not involve a public offering in the PRC. However, should the M&A Rule and/or the PRC Securities Law be interpreted to apply to our previous offerings of stock and were it also determined that we violated these laws and/or regulations, we could face fines of up to five times the proceeds of the offerings (other than the proceeds from the HDS Shareholders) and other penalties.

Additionally, SAFE Circular 75 could be interpreted broadly to require each PRC person who owns stock directly or indirectly in a non-PRC company to complete a registration with SAFE in respect of such stock. The HDS Shareholders have completed their respective SAFE registration. However, to our knowledge, no other PRC person has filed a SAFE registration with respect to their YBP common stock. The failure by these persons to complete a SAFE registration could subject HDS to fines of 30%, or 100% in certain extreme situations, of the proceeds of the offerings (other than the proceeds from the HDS Shareholders), and legal sanctions, including without limitation restrictions on converting foreign currency it receives from YBP into RMB.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

On December 25, 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC and non-PRC citizens) under either the current account or the capital account. On January 5, 2007, SAFE issued implementation rules for the Administrative Measures of Foreign Exchange Matters for Individuals which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly listed company. On March 28, 2007, SAFE promulgated the Operation Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rules. Under this rule, PRC citizens who participate in an employee stock ownership plan or a stock option plan of an overseas publicly listed company are required to register with SAFE and complete certain other procedures. For participants of an employee stock ownership plan, an overseas custodian bank should be retained by PRC agent, which could be the PRC subsidiary of such overseas publicly-listed company or other qualified entity, to hold on trusteeship all overseas assets held by such participants under the employee stock ownership plan. In the case of a stock option plan, a financial institution with stock brokerage qualification at the place where the overseas publicly listed company is listed or a qualified institution designated by the overseas publicly listed company is required to be retained to handle matters in connection with the exercise or sale of stock options for the stock option plan participants. We and our PRC citizen employees who participate in an employee stock ownership plan or a stock option plan will be subject to these regulations when our company becomes a publicly listed company in the United States. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and other legal or administrative sanctions.

Our failure to fully comply with the requirement of making employee housing fund contribution may be subject us to fines and other costs.

Pursuant to the “Housing Fund Management Regulation” issued by the State Council of the PRC in April 1999 and subsequently amended in March 2002, and other relevant regulations, for corporate employers in the PRC, both the employers and their employees are required to make contributions to a government administered housing fund. Currently we have not fully paid the employee housing funds and hence may be required to make up the unpaid amount and be subject to administrative penalties up to RMB 50,000 in addition to the unpaid contribution of approximately RMB 50,000.

Risks Related to our Stockholders and Shares of Common Stock

We may issue more securities in one or more capital raises in the future, which will result in substantial dilution to all stockholders prior to such issuance.

YBP’s Articles of Incorporation, as amended, authorizes the Company to issue an aggregate of 140,000,000 shares of common stock and 10,000,000 shares of preferred stock. Any capital raise effected by us is likely to result in the issuance of additional securities and substantial dilution in the percentage of the equity held by our then existing stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction, and there is no public trading market for our common stock. Furthermore, no public trading market is expected to develop in the foreseeable future unless and until the Company files and obtains effectiveness of a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and federal or applicable state securities laws or regulations. Compliance with the criteria for securing exemptions under federal securities laws and applicable state securities laws is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

If and when our common stock becomes trading, it is likely that it will be considered a “penny stock”, which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, not including their primary residence, or an annual income exceeding $200,000 (or $300,000 jointly with their spouse).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

The market price of our common stock is likely to be subject to significant price and volume fluctuations.

The price of our common stock may be subject to wide fluctuations due to variations in our operating results, news announcements, our limited trading volume, general market trends both domestically and internationally, currency movements, sales of common shares by our officers, directors and our principal stockholders, and sales of common shares by existing investors. Certain events, such as the issuance of common shares upon the exercise of our outstanding stock options, could also materially and adversely affect the prevailing market price of our common shares. Further, the stock markets in general have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that have been unrelated or disproportionate to the operating performance of such companies. In addition, a change in sentiment by U.S. investors for PRC-based companies could have a negative impact on the stock price. These fluctuations may materially and adversely affect the market price of our common shares and the ability to resell shares at or above the price paid, or at any price.

We cannot assure you that our common stock will be quoted on the OTC Bulletin Board or eventually listed on any stock exchange.

Until our common stock is listed on the Nasdaq or another stock exchange, we expect that our common stock would be eligible to be quoted on the Over-The-Counter Bulletin Board, or the OTCBB; another over-the-counter quotation system or on the “pink sheets”, where our stockholders may find it more difficult to effect transactions in our common stock or obtain accurate quotations as to the market value of our common stock. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment. We may ultimately seek the listing of our common stock on Nasdaq or the NYSE AMEX. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.

In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by such rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or effecting transactions in our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We should have filed a registration statement on Form 10 with the SEC on or before April 30, 2010. Our failure to do so was a violation of Section 12(g) of the Exchange Act and could subject us to liability under federal securities laws.

Based upon our previous sales of common stock to an aggregate of more than 500 persons and our having more than $10 million in assets, we should have filed a registration statement on Form 10 with the SEC pursuant to Section 12(g) of the Exchange Act, as then in effect, on or before April 30, 2010. Our failure to do so was a violation of this provision of the Exchange Act. We could be subject to enforcement action by the Commission for our failure to make this filing in a timely manner, resulting in, among other things, fines, injunctions and/or criminal penalties for our directors and officers and others responsible for our failure to make this filing in a timely manner.

We have never paid dividends on our common stock and do not intend to do so in the foreseeable future. Moreover, our holding company structure may hinder the payments of dividends.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further our business strategy. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

YBP has no direct business operations, other than its ownership of our subsidiaries. Should we decide to pay dividends in the future, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries, our VIE and other holdings and investments. In addition, our subsidiaries and VIE, may, from time to time, be subject to restrictions on their ability to make distributions to us due to restrictive covenants in agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions applicable to our subsidiaries. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of the RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

The HDS Shareholders currents have effective, but not absolute, control of the Company. If the Founders’ Options are exercised by the HDS Shareholders, they - and Mr. Wang by himself - will have both effective and absolute control of the Company and be able to determine the outcome of most actions by the Company and its shareholders.

Presently, the HDS Shareholders collectively own 22,805,512 shares, or 45.61%, of YBP’s common stock, not including certain additional shares they are deemed to beneficially own under applicable SEC rules. The HDS Shareholders serve as the sole directors and executive officers of the Company, other than the chief financial officer, or CFO, position. The Founders’ Options were approved by our shareholders at a special meeting of shareholders, or the Special Meeting, on December 13, 2012, and issued to the HDS Shareholders in December 2012. As a result, the HDS Shareholders may, upon exercise, own as many as 45,611,024 shares, or 62.65%, of YBP’s common stock. In such event, the HDS Shareholders would have both effective and absolute control of the Company, allowing them, by themselves, to elect all directors of the Company and determine the outcome of most matters placed before the shareholders for action. In fact, Mr. Wang himself could own as many as 40,206,950 shares, or 55.23%, of YBP’s common stock, meaning he could take all such actions by himself.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Office and Retail Space

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, we pay utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in 2011 and 2012, aggregated approximately $9,830 and $11,024, respectively. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

HDS leases office space in the Xiangfang District of Harbin from the Company’s President, Zhiguo Wang, under a 15-year lease commencing January 1, 2010 and expiring December 31, 2025. We pay rent in the amount of RMB 15,000 per year. We believe that the rent is at or below market for the space we are occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

HDS leases approximately 40 square meters of usable retail space in the Nangang District of Harbin from Guifang Qi, a director of the Company and the wife of Zhiguo Wang. Pursuant to a Lease Contract dated December 3, 2008, the premises were provided rent-free for the first year of the three-year lease. Beginning December 3, 2009, we paid rent in the amount of RMB 12,000 per year for the second and third years of the lease term. We entered into the current lease on these premises on November 15, 2011. The term of the new three-year lease is from December 1, 2011 through December 1, 2014. We pay rent in the amount of RMB 1,300 per month (RMB 15,600 per year), payable annually on or before May 30 of each year of the term. We believe that the rent is at or below market for the space we are occupying. We closed the store in December 2012, although we continue to lease the facility to exhibit and warehouse our finished products. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

HDS leases approximately 3,886 square meters of office space in Beichuan Village from Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd., or Pingshan, under a 23-year lease commencing March 20, 2002 and expiring March 19, 2025. We pay rent at an annual rate of RMB 25,000 for each year of the terms as follows: RMB 250,000 on or before December 31, 2012 for the first ten years of the term; RMB 125,000 on or before December 31, 2017 for the next five years of the term; and a final payment of RMB 175,000 on or before the end of the term for the remaining seven years of the term. We made the first payment covering the first ten years of rent in the amount of RMB 250,000 in February 2012.

On July 1, 2012, JSJ entered into a lease for office space (the “JSJ Lease”) with the Company’s President, Zhiguo Wang, as lessor. Pursuant to the JSJ Lease, JSJ leases approximately 30 square meters of office space from Mr. Wang in Harbin, in the same premises used by HDS for its office space. Rent under the JSJ Lease is RMB 10,000 annually for a term of three years, expiring on June 30, 2015.  JSJ prepaid rent to Mr. Wang in the amount of  RMB 20,000 on July 1, 2012. We believe that the rent is at or below market for the space we are occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

During 2012, we prepaid approximately $61,037 in rent to related parties pursuant to the JSJ Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 to Notes to Consolidated Financial Statements.

Land Use and Similar Agreements

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. Therefore, we have entered into several long-term agreements to use land and/or cultivate yew trees on such land, as summarized in the following table:

Date of Agreement	Transferor (Lessor)	Location	Land Use Area	Term
March 21, 2004	Wuchang City Forestry Bureau	Wuchang City	1,000,000 mu	30 years

March 22, 2004	Chengshan Niu	Beichuan Village, Pingshan Town	125 mu	50 years

April 4, 2004	Pingshan Town Government (Beichuan Village Committee)	Beichuan Village, Pingshan Town	400 mu(1)	50 years

March 25, 2005	ZTC	Lalin Town, Wuchang City	361 mu	30 years

January 18, 2008	Shukun Jiang and Shubao Jiang	Pinshan Dalazi Mountain	290 mu	50 years

March 4, 2010	Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.	Pingfangdian, Wuchang City	15,865 mu	45 years

July 18, 2012	Huazhong Liu	Beizhao Village, Hongxing Town, A’cheng District	117.5 mu(2)	16 years

(1)
This agreement provides for 400 mu, which is the total usable area subject to the agreement. A survey completed after the agreement was entered into concluded that a total of 955 mu is covered by the agreement, to which revised amount the parties have agreed.

(2)
This agreement provides for 117.5 mu. A survey completed after the agreement was entered into concluded that a total of 148 mu is covered by the agreement, to which revised amount the parties have agreed.

On March 21, 2004, we entered into the Joint Venture Agreement with the Wuchang Forestry Bureau, pursuant to which the Wuchang Forestry Bureau has given us access to 1,000,000 mu (approximately 166,667 acres) of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. The Wuchang Forestry Bureau has also granted us land to use for two nurseries, of 400 mu (approximately 67 acres) and 1400 mu (approximately 233 acres), respectively, to cultivate yew tree seedlings. Pursuant to the Joint Venture Agreement, we have permission to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Wuchang Forestry Bureau. We have not yet cultivated this land or generated any revenue under the Joint Venture Agreement.

Under an agreement dated March 22, 2004, we lease from one individual 125 mu (approximately 21 acres) of land in Beichuan Village, Pingshan Town, A’cheng City, Heilongjiang Province. We made a one-time payment to the lessor in the amount RMB 552,500 under this lease, which has a term of 50 years.

Under an agreement dated April 4, 2004, we lease from Pingshan Town Government (Beichuan Village Committee) 400 mu (approximately 67 acres) of barren hill and uncultivated land in Beichuan Village, Heilongjiang Province, for a term of 50 years. We made a one-time payment of RMB 1,003,000 under this agreement. Based on surveying undertaken jointly between HDS and the Beichuan Village Committee, we have agreed that the land subject to this agreement actually comprises 955 mu (approximately 159 acres), although only 400 mu is usable land. At the end of the 50-year term of this agreement, we will retain the right to use the land without making further payments.

Under an agreement dated March 25, 2005 with ZTC, we lease 361 mu (approximately 60 acres) of land in Lalin Town, Wuchang City, Heilongjiang Province, for nursery land used to cultivate yew stock. This agreement is for a term of 30 years expiring on March 24, 2035, after which term the right of land use shall be transferred to us. Under this agreement, we pay RMB 162,450 per year, with a lump sum payment of RMB 812,250 representing the first five years of the lease on or before December 31, 2010. We made a payment in the amount of RMB 1,000,000 in March 2012. Thereafter, we are required to pay each next five years’ rent in advance. Mr. Wang and Madame Qi are the principal owners of ZTC. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Under an agreement dated January 18, 2008, we lease from two individuals approximately 290 mu (approximately 48 acres) and the building thereon, on the north side of Dalazi Mountain located in Pingshan Town, Heilongjiang Province. We paid RMB 2,370,000 for the use of the land, the yew trees thereon and the buildings thereon. We own the trees and buildings and lease the land. The lease has a term of 50 years. At the end of the 50-year term of this agreement, we will retain the right to use the land without making further payments.

Under an agreement dated March 4, 2010, we lease from Pingshan 15,865 mu (approximately 2,644 acres) of land in Pingfangdian, Wuchang City, for a term of 45 years expiring on March 4, 2055, and purchased all the yews situated thereon. We are required to make total payments of RMB 80,152,900 to Pingshan. The total payment has been divided into three installments, each installment representing a parcel of land. In 2010, we made payments in two installments aggregating RMB 42,434,000, for a parcel of 10,720 mu and all the yew trees and seedlings situated thereon and had a balance due of RMB 37,718,900 as of December 31, 2010, of which amount RMB 26,314,300 related to the final parcel of 5,145 mu. Subsequent to December 31, 2010, we acquired the remaining 5,145 mu and made payments aggregating RMB 29,574,600 in 2011 and RMB 8,144,300 in 2012.

On July 18, 2012, we entered into the Fuye Field Agreement with an individual in the PRC. Pursuant to the Fuye Field Agreement, HDS will lease 117.5 mu (approximately 19.6 acres) located at Fuye Field, Beizhao Village, Hongxing Town, A’cheng District in Helongjiang Province, PRC. Based on surveying undertaken after the Fuye Field Agreement was signed, we have agreed that the land subject to this agreement actually comprises 148 mu (approximately 24.7 acres). The term of the agreement is 16 years, through March 2028. During the term of the Fuye Field Agreement, HDS has the right to develop the property for the production of yew trees. In addition, HDS has acquired a building and more than 80,000 trees - which are not yew trees - located on the property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees.

Payments to be made by us under the Fuye Field Agreement total RMB 15,002,300, payable as follows:

●	RMB 6,300,000 upon receipt by HDS of all related supporting documents and materials on the ownership and land use right of the property

●	RMB 3,700,000 on December 25, 2012

●	RMB 5,002,300 on or before December 25, 2013.

We prepaid the first installment of RMB 6,300,000 on or about June 20, 2012 and paid the entire remaining balance of RMB 8,702,300 on or about December 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is presently no established public trading market for our shares of common stock. We have applied for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

As of April 1, 2013, we had 989 shareholders of our common stock.

Transfer Agent and Registrar

Globex Transfer, LLC is currently the transfer agent and registrar for our common stock. Its address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725 and its phone number is 813-344-4490.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We are authorized to issue up to 15,000,000 shares of common stock for grants under the 2012 Equity Incentive Plan, or the 2012 Plan, which was adopted by our Board of Directors on September 25, 2012 and approved by our shareholders at the Special Meeting on December 13, 2012. No grants have been made under the 2012 Plan to date.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2012 and 2011, and consolidated financial condition as of December 31, 2012 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

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

For the years ended December 31, 2012 and 2011, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the year ended December 31, 2012, revenues from the sale of TCM raw materials represented approximately 55.7% of consolidated revenue (including 15.1% of consolidated revenues to related parties); sale of yew trees represented approximately 41.9% of consolidated revenue; and the sale of handicrafts represented approximately 2.4% of consolidated revenue (including 0.02% of consolidated revenues to related parties).

For the year ended December 31, 2011, revenues from the sale of TCM raw materials represented approximately 58.0% of consolidated revenue (including 23.3% of consolidated revenues to related parties); sale of yew trees represented approximately 40.3% of consolidated revenue; and the sale of handicrafts represented approximately 1.7% of consolidated revenue.

All of our revenues were generated by HDS. Other than expenses (approximately $2,645,000, which included approximately $2,247,000 related to the fair value of options issued to founders and $153,000 for the years ended December 31, 2012 and 2011, respectively) incurred primarily related to meeting its reporting requirements in the U.S., YBP has no other significant business operations. At December 31, 2012, YBP has approximately $17,000 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $39,800, including approximately $25,500 in cash at December 31, 2012. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. In the event we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for violation of PRC laws, rules and regulations, in such an event, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our marked valuation.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, allowance for obsolete inventory, the classification of short and long-term inventory, the useful life of property and equipment and intangible assets, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary of HDS which is identified as a VIE of us. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The significant terms of the agreements between us and HDS are discussed above in the “Corporate Structure and Recapitalization - Second Restructure” section. Our assessment on the involvement with HDS reveals that we have the absolute power to direct the most significant activities that impact the economic performance of HDS. JSJ, our wholly own subsidiary, is obligated to absorb a majority of the risk of loss from HDS activities and entitles JSJ to receive a majority of HDS’s expected residual returns. In addition, HDS’s shareholders have pledged their equity interest in HDS to JSJ, irrevocably granted JSJ an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in HDS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by JSJ. Under the accounting guidance, we are deemed to be the primary beneficiary of HDS and the results of HDS are consolidated in our consolidated financial statements for financial reporting purposes.

Accordingly, as a VIE, HDS’s sales are included in our total sales, its income from operations is consolidated with our income from operations and our net income includes all of HDS’s net income. All the equity (net assets) and profits (losses) of HDS are attributed to us. Therefore, no non-controlling interest in HDS is presented in our consolidated financial statements. As we do not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the Contractual Arrangements, YBP has a pecuniary interest in HDS that requires consolidation of HDS’s financial statements with those of ours.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of December 31, 2012 could be collected and accordingly, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials, direct labor and an appropriate proportion of overhead.

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

In connection with the inventory valuation of our Northeast yew timber, in February 2012, we engaged several third party independent experts in the forestry industry and they prepared a report which indicated that the current fair value of such timber is greater than our historical cost. The report was approved by the Price Authentication Center of Heilongjiang Province of China, a provincial government institute.

Based on factors above, at December 31, 2012 and 2011, we did not provide any inventory allowance and reserve.

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

Land use rights and yew forest assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. We have recorded the amounts paid to the PRC government to acquire long-term interests to utilize land and yew forests as land use rights and yew forest assets. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests will be used to supply raw materials such as branches, leaves and fruit to us that will be used to manufacture our products. We amortize these land and yew forest use rights over the term of the respective land and yew forest use right, which ranges from 45 to 50 years. The lease agreements do not have any renewal option and we have no further obligations to the lessor. We record the amortization of these land and forest use rights as part of its cost of revenues.

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

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “Intangibles - Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for us beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on our consolidated financial statements.

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

Recently enacted JOBS Act

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

	Years Ended December 31,
	2012	2011
Revenues - third parties	$5,713,237	$4,564,426
Revenues - related party	1,014,287	1,396,613
Total revenues	6,727,524	5,961,039
Cost of revenues - third parties	1,095,158	741,508
Cost of revenues - related party	183,899	384,457
Total cost of revenues	1,279,057	1,125,965
Gross profit	5,448,467	4,835,074
Operating expenses	3,243,965	788,408
Income from operations	2,204,502	4,046,666
Other income (expenses)	1,765	(6,355)
Net income	2,206,267	4,040,311
Other comprehensive income:
Unrealized foreign currency translation gain	181,028	778,392
Comprehensive income	$2,387,295	$4,818,703

Year Ended December 31, 2012 (“Fiscal 2012”) Compared to Year Ended December 31, 2011 (“Fiscal 2011”)

Revenues

For fiscal 2012, we had total revenues of $6,727,524, as compared to $5,961,039 for fiscal 2011, an increase of $766,485 or 12.9%. The increase in total revenue was attributable to the increase in revenue from all three of our business segments, and is summarized as follows:

	Fiscal 2012	Fiscal 2011	Increase	Percentage Change
TCM raw materials	$3,745,348	$3,458,093	$287,255	8.3%
Yew trees	2,819,968	2,400,245	419,723	17.5%
Handicrafts	162,208	102,701	59,507	57.9%
Total	$6,727,524	$5,961,039	$766,485	12.9%

Sales of TCM raw materials to a related party customer decreased during the year of 2012 because the related party customer had adequate inventory for its needs and we focused our attention on expanding such sales to third party customers. Over the year of 2012, the overall mix of sales of our TCM raw materials consisted of sales primarily to third party customers compared to the related party customer.

Cost of Revenues

For fiscal 2012, cost of revenues amounted to $1,279,057 as compared to $1,125,965 for fiscal 2011, an increase of $153,092 or 13.6%. Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land and yew forest use rights, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs. For fiscal 2012, cost of revenues accounted for 19.0% of total revenues compared to 18.9% of total revenues for fiscal 2011.

Cost of revenues by product categories were as follows:

	Fiscal 2012	Fiscal 2011	(Decrease) Increase	Percentage Change
TCM raw materials	$615,956	$897,154	$(281,198)	(31.3)%
Yew trees	578,296	172,460	405,836	235.3%
Handicrafts	84,805	56,351	28,454	50.5%
Total	$1,279,057	$1,125,965	$153,092	13.6%

The increase in our cost of revenues for fiscal 2012 as compared to fiscal 2011 was primarily a result of an increase in costs of revenue in our yew trees and handicrafts segments, and offset by a decrease in cost of revenue in our TCM raw materials segment.

Gross Profit

For fiscal 2012, gross profit was $5,448,467 as compared to $4,835,074 for fiscal 2011, representing gross margins of 81.0% and 81.1%, respectively. Gross profit margins by product categories were as follows:

	Fiscal 2012	Fiscal 2011	Increase (Decrease)
TCM raw materials	83.6%	74.1%	9.5%
Yew trees	79.5%	92.8%	(13.3)%
Handicrafts	47.7%	45.1%	2.6%
Total	81.0%	81.1%	(0.1)%

The overall gross profit margin for fiscal 2012 remained consistent as compared to fiscal 2011, while, we saw a decrease in gross profit margin in the yew trees segment and an increase in gross profit margin in TCM raw materials and handicrafts segments.

For fiscal 2012, the increase in our gross margin percentage related to the sale of TCM raw materials was primarily attributable to the operational efficiency improvements as we have had longer operation experience in the TCM raw materials segment as compared to fiscal 2011.

The decrease in our gross margin percentage related to the sale of yew trees and seedlings for fiscal 2012 as compared to fiscal 2011 is primarily attributable to the fact that the average unit selling price for our yew trees was lower and the average unit cost for our yew trees was higher, which contributed to the lower gross profit margin in 2012.

The increase in our gross margin percentage related to the sale of handicrafts for fiscal 2012 was mainly due to the different sales revenue mix with different gross profit margin. During fiscal 2012, we sold more handicrafts with higher profit margin and sold fewer high value handicrafts products, which generally have lower profit margins compared to low value handicrafts products. Therefore, our gross margin percentage related to the sale of handicrafts for fiscal 2012 increased.

Selling Expenses

Selling expenses consisted of the following:

	Fiscal 2012	Fiscal 2011
Salary and related benefit	$15,815	$12,865
Advertising	-	8,604
Shipping and handling	1,853	16,166
Other	6,935	16,958
Total	$24,603	$54,593

For fiscal 2012, selling expenses were $24,603 as compared to $54,593 for fiscal 2011, a decrease of $29,990 or 54.9%. The decrease in our selling expenses for fiscal 2012 was primarily attributable to the decreases in advertising, shipping and handling and other expenses, partially offset by an increase in salary and related benefit.

For fiscal 2012, salary and related benefit increased by $2,950 as compared to fiscal 2011, which was primarily attributable to an increase in salary expenses and bonus paid, as we had more sales staff on our sales team during fiscal 2012 as compared to fiscal 2011.

For fiscal 2012, we did not incur any advertising expenses, while we recorded advertising expenses of $8,604 for fiscal 2011. We primarily relied on our sales staff to promote our products and did not have any advertising activities during 2012.

For fiscal 2012, shipping and handling expenses decreased by $14,313 as compared to fiscal 2011. For fiscal 2012, a majority of the shipping fees were either paid directly by our customers or reimbursed to us by our customers, while in fiscal 2011 shipping fees were paid by us.

For fiscal 2012, other miscellaneous selling expenses decreased by $10,023 as compared to fiscal 2011. This decrease was primarily attributable to the overall decrease in materials expenditure related to selling activities.

Compensation Expense

For fiscal 2012, compensation expense amounted to $2,527,800, as compared to $168,481 for fiscal 2011, an increase of $2,359,319 or 1,400.3%. The increase was mainly attributable to an increase in stock-based compensation of approximately $2,247,000, which was related to the fair market value of options issued to our three directors, and an increase of approximately $112,300 in salaries paid to our management and other administrative staff resulting from the expansion of our business.

Other General and Administrative Expenses

For fiscal 2012, other general and administrative expenses amounted to $691,562, as compared to $565,334 for fiscal 2011, an increase of $126,228 or 22.3%. Other general and administrative expenses consisted of the following:

	Fiscal 2012	Fiscal 2011
Depreciation	$187,030	$154,266
Travel and entertainment	86,238	86,408
Professional fees	285,454	195,044
Research and development	14,594	16,048
Other	118,246	113,568
Total	$691,562	$565,334

The increase in our other general and administrative expenses for fiscal 2012, as compared to fiscal 2011, was primarily attributable to the increases in depreciation expenses, professional fees and other miscellaneous general and administrative expenses, partially offset by the decreases in research and development expenses. The changes in these expenses for fiscal 2012, as compared to fiscal 2011, consisted of the following:

●
For fiscal 2012, depreciation increased by $32,764 or 21.2% as compared to fiscal 2011. These increases were primarily attributable to the increase in depreciable assets. During fiscal 2012, we purchased more fixed assets as a result of the expansion of our business. As such, we had more depreciable assets during fiscal 2012 as compared to fiscal 2011.

●	For fiscal 2012, travel and entertainment remained consistent as compared to fiscal 2011.

●
Professional fees consisted primarily of legal, accounting and other fees associated with preparing to and becoming a reporting company in the United States. For fiscal 2012, professional fees increased by $90,410, or 46.4%, as compared to fiscal 2011. This increase was primarily attributable to the increase in legal and accounting fees as a result of our becoming a reporting company in the United States in 2012.

●	For fiscal 2012, research and development expense remained materially consistent as compared to fiscal 2011.

●
For fiscal 2012, other miscellaneous general and administrative expense increased by $4,678 or 4.1%, as compared to fiscal 2011. The increase was primarily due to the increase in vehicle expenses incurred during fiscal 2012.

Income from Operations

For fiscal 2012, income from operations was $2,204,502 as compared to income from operations of $4,046,666 for fiscal 2011, a decrease of $1,842,164 or 45.5%. These decreases were primarily due to an increase in compensation expenses and an increase in general and administrative expenses, and offset by the increase in overall gross profit.

Other Income (Expenses)

For fiscal 2012, total other income amounted to $1,765 as compared to total other expenses of $6,355 for fiscal 2011. The change in total other income (expenses) was primarily attributable to the following:

●	For fiscal 2012, interest income amounted to $2,194 as compared to interest income of $2,643 for fiscal 2011. The decrease was the result of less money being deposited in interest-bearing accounts.
●	For fiscal 2012, other expenses amounted to $429 as compared to other expenses of $8,998 for fiscal 2011. The decrease was a result of better costs control related to non-operational expenses.

Net Income

As a result of the factors described above, our net income was $2,206,267 or $0.05 per share (basic and diluted), for fiscal 2012, as compared to net income of $4,040,311, or $0.10 per share (basic) and $0.08 per share (diluted), for fiscal 2011.

Foreign Currency Translation Adjustment

For fiscal 2012, we reported an unrealized gain on foreign currency translation of $181,028, as compared to $778,392 for fiscal 2011. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For fiscal 2012, comprehensive income of $2,387,295 was derived from the sum of our net income of $2,206,267 plus a foreign currency translation gain of $181,028. For fiscal 2011, comprehensive income of $4,818,703 was derived from the sum of our net income of $4,040,311 plus a foreign currency translation gain of $778,392.

Segment Operations

For fiscal 2012 and fiscal 2011, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for fiscal 2012 was as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$2,732,664	$2,819,968	$160,605	$5,713,237
Revenues - related party	1,012,684	-	1,603	1,014,287
Total revenues	3,745,348	2,819,968	162,208	6,727,524

Cost of revenues	432,922	578,296	83,940	1,095,158
Cost of revenues - related party	183,034	-	865	183,899
Total cost of revenues	$615,956	$578,296	$84,805	$1,279,057

Information with respect to these reportable business segments for fiscal 2011 was as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$2,066,267	$2,400,245	$97,914	$4,564,426
Revenues - related party	1,391,826	-	4,787	1,396,613
Total revenues	3,458,093	2,400,245	102,701	5,961,039

Cost of revenues	515,323	172,460	53,725	741,508
Cost of revenues - related party	381,831	-	2,626	384,457
Total cost of revenues	$897,154	$172,460	$56,351	$1,125,965

TCM raw materials

During fiscal 2012, we sold 22,100 kg of TCM raw materials as compared to 21,170 kg of TCM raw materials during fiscal 2011, a 4.4% increase in sales volume due to increased sales efforts and customer demand, with a 1.3% increase in our average unit selling price. The increase in our average unit selling price was attributable to the increase in the percentage of total TCM raw materials sales made to our third party customers. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $158,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of RMB 1,100,000 (approximately $174,000) per metric ton.

In February 2010, we began selling yew branches and leaves that are used in the production of TCM. On January 9, 2010, we entered into the Development Agreement with Yew Pharmaceutical, a related party, for the development, production and sale of yew-based TCM. Pursuant to the Development Agreement, we sell yew branches and leaves to Yew Pharmaceutical. Yew Pharmaceutical manufactures TCM at its own facilities in Harbin in accordance with the requirements of the Heilongjiang Food and Drug Administration (the “HFDA”). Yew Pharmaceutical is also responsible for producing the finished product in accordance with GMP requirements. In this regard, Yew Pharmaceutical received a GMP certificate in November 2009, and has filed all applications with, and obtained all approvals from, the HFDA.

For fiscal 2012 and fiscal 2011, we had revenue of $1,012,684 and $1,391,826, respectively, from the sale of TCM raw materials to Yew Pharmaceutical pursuant to the Development Agreement. For fiscal 2012 and fiscal 2011, revenue from the sale of TCM raw materials to third parties amounted to $2,732,664 and $2,066,267, respectively, as we actively developed more sales to third party customers during fiscal 2012. Over fiscal 2012, the overall mix of sales of our TCM raw materials consisted primarily of sales to third party customers compared to sales to the related party customer.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is also our major purchaser of yew raw material used in the production of TCM. Yew Pharmaceutical is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

Other TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals.

     Sales of TCM raw materials to a related party customer, Yew Pharmaceutical, decreased during fiscal 2012 because Yew Pharmaceutical had adequate inventory for its needs and as we focused our attention on expanding such sales to third party customers. Accordingly, our revenue generated from the third party customers increased during fiscal 2012.

Sales volume was summarized as follows:

	Fiscal 2012	Fiscal 2011
Sales volume - third parties (kg)	15,700	12,160
Sales volume - related party (kg)	6,400	9,010
Total sales volume	22,100	21,170

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials can be sold is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

The decrease in our cost of revenues in the TCM raw materials segment for fiscal 2012 as compared to fiscal 2011 was primarily attributable to improved operational efficiencies in 2012. We have continued to find ways to improve our operational efficiencies and cost controls in the TCM raw materials segment since we first started this segment’s operations in 2010. As a result, we were able to reduce the cost of revenues as a percentage of our revenue.

Yew trees

During fiscal 2012, we sold approximately 456,000 yew trees as compared to approximately 383,000 yew trees in fiscal 2011, an increase in volume of 19.0%. However, we saw a decrease in the average unit selling price of yew trees of 3.5% for fiscal 2012 as compared to fiscal 2011. The decrease in our average unit selling price for yew trees was primarily attributable to the different sales revenue mix with varying unit selling price. The selling price of yew trees is dependent on the age, size, shape and variety of the seedling or tree. For example, generally speaking, smaller, less developed yew trees sell for less than more mature seedlings or trees. We sold fewer matured and larger yew trees as a percentage of total yew trees sales during fiscal 2012 as compared to fiscal 2011, therefore, the average unit selling price of yew trees decreased in 2012. The decrease in our gross margin percentage related to the sale of yew trees for fiscal 2012 as compared to fiscal 2011 was because we had fewer mature yew trees sold in 2012 and we had higher profit margin on those more mature yew trees products. As a result, we saw a lower overall gross margin in our yew trees segment.

The increase in our cost of revenues in the yew trees segment for fiscal 2012 as compared to fiscal 2011 was attributable to the increased cost of cultivating yew trees in 2012. We sold approximately 456,000 yew seedlings and trees in fiscal 2012, as compared to approximately 383,000 yew seedlings and trees in fiscal 2011. The average cost per yew tree was approximately $1.27 in fiscal 2012, as compared to $0.45 per yew tree in fiscal 2011.

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

Handicrafts

During fiscal 2012 and fiscal 2011, revenue from the sale of handicrafts made from yew timber amounted to $162,208 and $102,701, including sales to a related party of $1,603 and $4,787, respectively, an increase of $59,507 or 57.9%. We sold more yew handicrafts, including furniture, during fiscal 2012 as compared to fiscal 2011. We increased our sales effort in promoting our high-priced yew handicrafts in fiscal 2012.

In August 2012, we began to actively market our handicraft products. Specific steps taken and to be taken to market our handicraft products include:

●
We began to engage first tier distributors to distribute our handicraft products in provincial capital cities in 10 provinces; each first tier distributor is required to reach minimal annual sales volume of 2,000,000 RMB. First tier distributors will be able to purchase handicrafts from us at a price below the price that basic distributors pay for the handicraft products. In addition to the discounted first tier distributor pricing provided, we will also provide approximately 3% - 5% commission (payable in yew seedling products) to these first tier distributors.

●
We began to engage second tier distributors in smaller cities. Each second tier distributor is required to reach minimal annual sales volume of 1,000,000 RMB. These distributors will also be offered beneficial pricing off the price that basic distributors pay. We will also provide approximately 2%-3% commission (payable in yew seedling products) to the second tier distributors.

●	We have instructed our sales representative to make frequent visits to our distributors to promote our handicraft products.

In December 2012, we closed our store in Harbin, although we continue to use the facility to exhibit and warehouse our products.

Starting in January 2013, we also began selling some of our more moderately-priced handicrafts on a television shopping program that is broadcast in Heilongjiang Province, of which Harbin is the capital.  The increase in our cost of revenues in the handicrafts segments for fiscal 2012 as compared to fiscal 2011 was due to increased costs incurred in connection with increased sales of handicrafts and a different product mix sold.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2012 and 2011, we had cash balances of $386,821 and $732,371, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation, and working capital.

In July 2012, we entered into the Fuye Field Agreement to acquire a land use right, a building and more than 80,000 trees – which are not yew trees – located on the property, in the amount of approximately $2.4 million, payable in installments. We lease 148 mu (approximately 24.7 acres) located at Fuye Field, Beizhao Village, Hongxing Town, A’cheng District in Heilongjiang Province, PRC. The term of the Fuye Field Agreement is 16 years, through March 2028. During the term of the Fuye Field Agreement, we have the right to develop the property for the production of yew trees. We paid off the amount related to the Fuye Field Agreement as of December 31, 2012.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2011 to December 31, 2012:

	December 31,		December 31, 2011 to December 31, 2012
Category	2012	2011	Change	Percentage change
Current assets:
Cash	$386,821	$732,371	$(345,550)	(47.2)%
Accounts receivable	722,598	-	722,598	100.0%
Accounts receivable – related party	284,986	-	284,986	100.0%
Inventories	991,234	710,844	280,390	39.4%
Prepaid expenses and other assets	150	433	(283)	(65.4)%
Prepaid expenses – related parties	60,245	-	60,245	100.0%
Current liabilities:
Accounts payable	990	1,360,611	(1,359,621)	(99.9)%
Accrued expenses and other payables	199,098	119,901	79,197	66.1%
Taxes payable	5,722	500	5,222	1,044.4%
Refundable common stock subscription	-	950,000	(950,000)	(100.0)%
Due to related parties	47,876	266,488	(218,612)	(82.0)%
Working capital:
Total current assets	$2,446,034	$1,443,648	$1,002,386	69.4%
Total current liabilities	253,686	2,697,500	(2,443,814)	(90.6)%
Working capital (deficiency)	$2,192,348	$(1,253,852)	$3,446,200	(274.8)%

Our working capital increased $3,446,200 to $2,192,348 at December 31, 2012, from a working capital deficiency of $(1,253,852) at December 31, 2011. This increase in working capital is primarily attributable to:

●	An increase in accounts receivable of approximately $723,000;
●	An increase in accounts receivable – related party of approximately $285,000;
●	An increase in inventories of approximately $280,000;
●	An increase in prepaid expenses – related parties of approximately $60,000;
●	A decrease in accounts payable of approximately $1,360,000;
●	A decrease in refundable common stock subscription of approximately $950,000;
●	A decrease in due to related parties of approximately $219,000;

offset by:

●	A decrease in cash of approximately $346,000;
●	An increase in accrued expenses and other payables of approximately $79,000.

For the year ended December 31, 2012, net cash flow provided by operating activities was $418,563, as compared to net cash flow provided by operating activities of $4,370,422 for the year ended December 31, 2011, a decrease of $3,951,859. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2012, net cash flow provided by operating activities of $418,563 was primarily attributable to:

●
Net income of approximately $2,206,000 adjusted for the add-back of non-cash items, such as: depreciation of approximately $217,000, amortization of land use rights and yew forest assets of approximately $347,000, and options issued for compensation of approximately $2,247,000, and

●	The receipt of cash from operations from changes in operating assets and liabilities, such as: an increase in accrued expenses and other payables of approximately $79,000;

partially offset by:

●
The use of cash from changes in operating assets and liabilities, such as: an increase in accounts receivable of approximately $722,000, and an increase in accounts receivable – related party of approximately $285,000, and an increase in prepaid expenses – related parties of approximately $60,000, and an increase in inventories of approximately $2,090,000, a decrease in accounts payable of approximately $1,369,000 and a decrease in due to related parties of approximately $157,000.

For the year ended December 31, 2011, net cash flow provided by operating activities of $4,370,422 was primarily attributable to:

●
net income of approximately $4,040,000 adjusted for the add-back of non-cash items, such as: depreciation of approximately $178,000, and amortization of land use rights and yew forest assets of approximately $293,000, and

●
the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in inventories of approximately $606,000, an increase in due to related parties of approximately $26,000, and an increase in accrued expenses and other payable of approximately $62,000, offset primarily by:

●	the use of cash from changes in operating assets and liabilities, such as: a decrease in accounts payable of approximately $511,000 and a decrease in advances from customers of approximately $329,000.

Net cash flow used by investing activities was approximately $706,000 for the year ended December 31, 2012, as compared to net cash flow used in investing activities of approximately $5,688,000 for the year ended December 31, 2011. During the year ended December 31, 2012, we spent approximately $314,000 on purchase of property and equipment and spent approximately $392,000 on purchase of land use rights and yew forest assets. During the year ended December 31, 2011, we spent approximately $192,000 on purchase of property and equipment and spent approximately $5,516,000 on purchase of land use rights and yew forest assets, offset by proceeds from disposal of property and equipment of approximately $20,000.

Net cash flow used in financing activities was approximately $63,000 for the year ended December 31, 2012, as compared to net cash flow provided by financing activities of approximately $88,000 for the year ended December 31, 2011. During the year ended December 31, 2012, we made repayments to related parties of approximately $63,000. During the year ended December 31, 2011, we received proceeds from related parties’ advances of approximately $88,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from the SAFE or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. Approximately $25.7 million of our net assets are located in the PRC. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, and we may not be able to move funds deposited within the PRC to fund working capital requirements in the U.S. or pay dividends, which we have declared not but might declare in the future, in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$605,095	$10,208	$138,112	$24,525	$432,250
Total	$605,095	$10,208	$138,112	$24,525	$432,250

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk represents the potential loss that may impact our financial position, results of operations or cash flows due to adverse changes in the financial markets. Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we were exposed is interest rate risk. However, we currently have no significant interest rate risk, as we have no consolidated debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and matters pertaining to our corporate governance policies and procedures are set forth in “Proposal 1—Election of Directors” under the captions “Biographical Information Regarding Directors” and “Corporate Governance” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders scheduled to be held on May 30, 2013, or the 2013 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Class A common stock with the reporting requirements of Section 16(a) of the Exchange Act is set forth in the proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding the compensation of our executive officers and directors is set forth in “Proposal 1—Election of Directors” under the caption “Director Compensation” and under the caption “Summary of Cash and Certain Other Compensation” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and under the caption “Summary of Cash and Certain Other Compensation” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding relationships or transactions between our affiliates and us is set forth under the caption “Certain Relationships and Related Transactions” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees paid to and services performed by our independent accountants is set forth in “Proposal 2—Ratification of Appointment of Independent Auditor” under the caption “Audit and Other Fees” in the 2013 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2. Financial Statement Schedule

The consolidated financial statement schedule contained herein is as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
3.1(1)	Articles of Incorporation of Yew Bio-Pharm Group, Inc.
3.2(1)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated May 19, 2010
3.3(6)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated December 18, 2012
3.4(1)	Bylaws of Yew Bio-Pharm Group, Inc.
4.1(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.2(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.3(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Xingming Han
4.4(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Heilongjiang Ecology Stock Co. Ltd.
4.5(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Yingjun Jiang
4.6(1)	Supplemental Agreement to Equity Transfer Agreement dated February 23, 2010 among Mr. Wang, Madame Qi, Mr. Han, Heilongjiang Ecology Forest Co. Ltd. and Yingjun Jiang
4.7(1)
Debtor’s and Creditors’ Rights Transfer Agreement dated May 10, 2010 among Mr. Wang, Heilongjiang Ecology Stock Co. Ltd., Yingjun Jiang and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited

4.8(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.9(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.10(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio- Technology Development Co., Limited and Xingming Han
4.11(1)	Supplemental Agreement to Equity Transfer Agreement dated February 16, 2011 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Zhiguo Wang, Guifang Qi and Xingming Han

4.12(1)
Exclusive Business Cooperation Agreement dated November 5, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Harbin Hongdoushan Science and Technology Development Co., Ltd.

4.13(1)
Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang

4.14(1)
Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi

4.15(1)
Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han

4.16(1)
Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang

4.17(1)
Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi

4.18(1)
Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han

4.19(1)	Power of Attorney dated November 5, 2010 - Zhiguo Wang
4.20(1)	Power of Attorney dated November 5, 2010 - Guifang Qi
4.21(1)	Power of Attorney dated November 5, 2010 - Xingming Han
10.1(1)	Cooperation and Development Contract of Yew (taxus) Yinpian dated January 9, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Pharmaceutical Co., Ltd.
10.2(1)	Technology Development Services Agreement dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.3(1)	Technology Development Services Supplementary Agreement dated February 2, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.4+(1)	Labor Contract effective May 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.5+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.6+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.7+(1)	Engagement Agreement dated August 24, 2011 between Yew Bio-Pharm Group, Inc. and CFO On Call Asia, Inc.
10.8(1)	Consulting Agreement dated November 1, 2010 between Yew Bio-Pharm Group, Inc. and Richard Lo
10.9(1)	Joint-Stock Construct Rare Plant Northeast Yew Contract dated March 21, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Wuchang City Forestry Bureau
10.10(1)	Waste Forest Land Transfer Agreement dated March 22, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Chengshan Niu
10.11(1)	Barren Hills and Uncultivated Land Use Right Transfer Agreement dated April 4, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Pingshan Town Government
10.12(1)	Contract for Seedling Land dated March 25, 2005 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Technology Stock Co.
10.13(1)	Contract for the Transfer of Forest Land Use Right and of the Ownership of Timbers dated January 18, 2008 among Harbin Yew Science and Technology Development Co., Ltd., Shukun Jiang and Shubao Jiang
10.14(1)	Yew Planting Seedlings Transfer Contract dated March 4, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.15(1)	Lease Contract dated March 20, 2002 between Harbin Yew Science and Development Technology Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.

10.16(1)	Lease Contract dated December 3, 2008 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.17(1)	Lease Contract dated November 15, 2011 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.18(1)	Lease Contract dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.19+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.20+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.21+(2)	Labor Contract effective May 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.22(3)	Forest Transfer Contract for Fuye Field, Beizhao Village, Hongxing Town, Acheng District
10.23(4)	Founder’s Option dated December 13, 2012 issued to Zhiguo Wang
10.24(4)	Founder’s Option dated December 13, 2012 issued to Guifang Qi
10.25(4)	Founder’s Option dated December 13, 2012 issued to Xingming Han
10.26(5)	Yew Bio-Pharm Group, Inc. 2012 Equity Incentive Plan
10.27*	Lease Contract dated July 1, 2012 between Heilongjiang JSJ Bio-Technology Development Co., Ltd. and Zhiguo Wang
21.1*	Subsidiaries of the registrant
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory agreement
*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Company’s registration statement on Form 10, filed with the SEC on May 8, 2012.

(2)	Incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form 10/A, filed with the SEC on June 29, 2012.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2012.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012.

(5)	Incorporated by reference from the Company’s Proxy Statement, filed with the SEC on October 24, 2012.

(6)	Incorporated by reference from Amendment No.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 23, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

By:	/s/ ZHIGUO WANG
Zhiguo Wang Chief Executive Officer

Date: April 11, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Zhiguo Wang and Xingming Han, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhiguo Wang Zhiguo Wang	Chief Executive Officer, President, Secretary and Chairman of the Board (Principal Executive Officer)	April 11, 2013

/s/ Adam Wasserman Adam Wasserman	Chief Financial Officer (Principal Accounting Officer)	April 11, 2013

/s/ Guifang Qi Guifang Qi	Treasurer — Yew Bio-Pharm Group, Inc. and Director	April 11, 2013

/s/ Xingming Han Xingming Han	General Manager — Harbin Yew Science and Technology Development Co., Ltd. and Director	April 11, 2013

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2 - F-3

Consolidated Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Income and Comprehensive Income	F-5

Consolidated Statements of Changes in Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

Yew Bio-Pharm Group, Inc.

We have audited the accompanying consolidated balance sheet of Yew Bio-Pharm Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2012 and the consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yew Bio-Pharm Group, Inc. and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 11, 2013

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practicing)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Yew Bio-Pharm Group, Inc.

We have audited the accompanying consolidated balance sheets of Yew Bio-Pharm Group, Inc. and Subsidiaries as of December 31, 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yew Bio-Pharm Group, Inc. and Subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China April 16, 2012, except for Notes 2, 3 and 4, which are dated September 10, 2012	/s/ Albert Wong & Co. Albert Wong & Co. Certified Public Accountants

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash	$386,821	$732,371
Accounts receivable	722,598	-
Accounts receivable - related party	284,986	-
Inventories	991,234	710,844
Prepaid expenses and other assets	150	433
Prepaid expenses - related parties	60,245	-

Total Current Assets	2,446,034	1,443,648

LONG-TERM ASSETS:
Inventories, net of current portion	9,382,164	7,508,030
Property and equipment, net	885,969	784,222
Land use rights and yew forests assets, net	15,328,318	15,166,197

Total Long-term Assets	25,596,451	23,458,449

Total Assets	$28,042,485	$24,902,097

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$990	$1,360,611
Accrued expenses and other payables	199,098	119,901
Taxes payable	5,722	500
Refundable common stock subscription	-	950,000
Due to related parties	47,876	266,488

Total Current Liabilities	253,686	2,697,500

Total Liabilities	253,686	2,697,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 50,000,000 shares authorized; 50,000,000 and
40,500,000 issued and outstanding at December 31, 2012 and 2011, respectively)	50,000	40,500
Additional paid-in capital	10,396,377	7,208,970
Retained earnings	13,182,032	11,469,172
Statutory reserves	2,179,494	1,686,087
Accumulated other comprehensive income - foreign currency translation adjustment	1,980,896	1,799,868

Total Shareholders' Equity	27,788,799	22,204,597

Total Liabilities and Shareholders' Equity	$28,042,485	$24,902,097
See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011
REVENUES:
Revenues	$5,713,237	$4,564,426
Revenues - related party	1,014,287	1,396,613

Total Revenues	6,727,524	5,961,039

COST OF REVENUES:
Cost of revenues	1,095,158	741,508
Cost of revenues - related party	183,899	384,457

Total Cost of Revenues	1,279,057	1,125,965

GROSS PROFIT	5,448,467	4,835,074

OPERATING EXPENSES:
Selling	24,603	54,593
Compensation	2,527,800	168,481
Other general and administrative	691,562	565,334

Total Operating Expenses	3,243,965	788,408

INCOME FROM OPERATIONS	2,204,502	4,046,666

OTHER INCOME (EXPENSES):
Interest income	2,194	2,643
Other income (expense)	(429)	(8,998)

Total Other Income (Expenses)	1,765	(6,355)

NET INCOME	$2,206,267	$4,040,311

COMPREHENSIVE INCOME:
NET INCOME	$2,206,267	$4,040,311

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	181,028	778,392

COMPREHENSIVE INCOME	$2,387,295	$4,818,703

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.10
Diluted	$0.05	$0.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,819,672	40,500,000
Diluted	47,819,672	50,000,000
See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2012 and 2011

	Common Stock, Par Value $0.001					Accumulated Other	Total
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income	Shareholders' Equity

Balance, December 31, 2010	40,500,000	$40,500	$7,208,970	$7,849,160	$1,265,788	$1,021,476	$17,385,894

Adjustment to statutory reserve	-	-	-	(420,299)	420,299	-	-

Net income for the year	-	-	-	4,040,311	-	-	4,040,311

Foreign currency translation adjustment	-	-	-	-	-	778,392	778,392

Balance, December 31, 2011	40,500,000	40,500	7,208,970	11,469,172	1,686,087	1,799,868	22,204,597

Shares issued for refundable common stock subscription	9,500,000	9,500	940,500	-	-	-	950,000

Issuance of founder's stock options	-	-	2,246,907	-	-	-	2,246,907

Adjustment to statutory reserve	-	-	-	(493,407)	493,407	-	-

Net income for the year	-	-	-	2,206,267	-	-	2,206,267

Foreign currency translation adjustment	-	-	-	-	-	181,028	181,028

Balance, December 31, 2012	50,000,000	$50,000	$10,396,377	$13,182,032	$2,179,494	$1,980,896	$27,788,799
See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,206,267	$4,040,311
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	217,090	178,178
Amortization of land use rights and yew forests assets	346,741	292,739
Loss on disposal of fixed assets	1,013	9,975
Options issued for compensation	2,246,907	-
Changes in operating assets and liabilities:
Accounts receivable	(722,170)	-
Accounts receivable - related party	(284,817)	-
Prepaid expenses and other assets	284	1,867
Prepaid expenses - related parties	(60,209)	-
Inventories	(2,090,046)	606,202
Accounts payable	(1,369,280)	(511,018)
Accrued expenses and other payables	78,597	62,115
Due to related parties	(157,025)	25,867
Taxes payable	5,211	(6,781)
Advances from customers	-	(329,033)

NET CASH PROVIDED BY OPERATING ACTIVITIES	418,563	4,370,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	19,695
Purchase of property and equipment	(313,908)	(191,821)
Purchase of land use rights and yew forests assets	(392,136)	(5,515,590)

NET CASH USED IN INVESTING ACTIVITIES	(706,044)	(5,687,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties advances	-	88,119
Repayments for related parties advances	(63,293)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(63,293)	88,119

EFFECT OF EXCHANGE RATE ON CASH	5,224	111,058

NET DECREASE IN CASH	(345,550)	(1,118,117)

CASH - beginning of year	732,371	1,850,488

CASH - end of year	$386,821	$732,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Shares issued for refundable common stock subscription	$950,000	$-
See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and affiliates, the “Company”) was incorporated under the law of the State of Nevada on November 13, 2007. At the time of its incorporation, YBP had no operations and no substantial assets.

On October 29, 2009, YBP established a wholly-owned subsidiary, Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”), a wholly-owned foreign enterprise (“WOFE”) incorporated in the People’s Republic of China (“PRC”), as part of a restructure of the Company (the “First Restructure”).

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”) is a limited liability company incorporated under the laws of the PRC on August 22, 1996. Until February 23, 2010, HDS was owned by Zhiguo Wang (“Mr. Wang”) (62.81%), his wife Guifang Qi (“Madame Qi”) (18.53%), Xingming Han (“Mr. Han”) (4.82%), a PRC individual named Yingjun Jiang (“Mr. Jiang”) (3.22%) and Heilongjiang Hongdoushan Ecology Forest Co., Ltd, (“HEFS”) (10.62%) (Mr. Wang, Madame Qi, Mr. Han, Mr. Jiang and HEFS are collectively referred to as the “Original Shareholders”). Mr. Wang is the President and a director of the Company. Madame Qi is the wife of Mr. Wang and an officer and director of the Company. Mr. Han is an officer and director of the Company. HEFS is owned primarily by Mr. Wang and Madame Qi.

Pursuant to the First Restructure, on February 23, 2010, the Company, through JSJ, entered into an Equity Transfer Agreement (collectively, the “First Transfer Agreements”) with each of the Original Shareholders. Pursuant to the First Transfer Agreements, the terms of which are substantially identical to each other, the Original Shareholders transferred all of their respective ownership in HDS to JSJ for an aggregate RMB 45,000,000, which represents the amount of the then registered capital of HDS. As a result of this transaction, HDS became a wholly-owned subsidiary of JSJ. At February 23, 2010, the Company did not have working capital to pay the Original Shareholders this amount and, accordingly, the Company recorded this amount as a liability owed to the Original Shareholders. JSJ and the Original Shareholders also entered into a Supplemental Agreement dated February 26, 2010 (the “First Supplemental Agreement”), pursuant to which JSJ had the right to put the shares of HDS back to the Original Shareholders for the original purchase price of an aggregate RMB 45,000,000, in the event that the transaction did not close or PRC governmental approval was not received, within six months following the execution of the First Transfer Agreements.

As of February 23, 2010, Mr. Wang, Madame Qi and Mr. Han (collectively, the “HDS Shareholders”) owned approximately 41.5% of YBP’s common stock (the “Common Stock”) and no other individual shareholder owned more than 2.5% of YBP’s Common Stock. Before, during and after the First Restructure, the HDS Shareholders served as the sole directors and principal executive officers of the Company and are responsible for all decisions and operations of the Company and HDS, and control the assets of the Company and HDS.

On May 10, 2010, JSJ, Mr. Wang, Mr. Jiang and HEFS entered into a Debtor’s and Creditors’ Rights Agreement (the “Creditors’ Agreement”), pursuant to which Mr. Jiang and HEFS assigned their rights, including the right to be paid for the HDS shares transferred by them to JSJ, under their respective First Transfer Agreements, to Mr. Wang, and Mr. Wang assumed the obligations of Mr. Jiang and HEFS under their respective First Transfer Agreements. Before, during and after the First Restructure, the HDS Shareholders served as the sole directors and principal executive officers of the Company.

In October 2010, the Company determined, in consultation with its professional advisors, that the First Restructure did not meet certain technical PRC legal requirements and that the Company would need to be further reorganized (the “Second Restructure”). Accordingly, on October 28, 2010, JSJ and each of the HDS Shareholders entered into new Equity Transfer Agreement (collectively, the “Second Transfer Agreements”), the terms of which are substantially identical to each other, pursuant to which 100% of the common stock of HDS was transferred by JSJ back to the HDS Shareholders for aggregate consideration of RMB 45,000,000. Since the consideration of RMB 45,000,000 due to the HDS Shareholders in the First Restructure had not yet been paid, pursuant to a Supplemental Agreement to the Second Equity Transfer Agreements dated February 16, 2011, the aggregate RMB 45,000,000 amount payable by the HDS Shareholders to JSJ for the return of their HDS common stock in respect of the Second Restructure, was offset against JSJ’s liability to the HDS Shareholders in the same aggregate amount in respect of the First Transfer Agreements, which amount had not yet been paid by JSJ.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

As discussed above, Mr. Jiang and HEFS had assigned to Mr. Wang their respective rights and obligations vis-a-vis JSJ resulting from the First Restructure, pursuant to the First Supplemental Agreement and the Creditors’ Agreement, since as of such time Mr. Jiang and HEFS had not yet been paid for the transfer of their interests in HDS to JSJ in the First Restructure in the amount of 3.22% and 10.62% of HDS’s equity interest, respectively. Therefore, in the Second Restructure, pursuant to the Second Transfer Agreements, JSJ transferred to Mr. Wang not only his previous shareholdings in HDS before the First Restructure (representing 62.81% of HDS’s total equity), but also an additional 13.84% of the equity in HDS as a result of Mr. Wang’s being assigned Mr. Jiang’s 3.22% equity interest in HDS and HEFS’s 10.62% equity interest in HDS.

After the foregoing transactions were completed, the HDS Shareholders then owned 100% of the shares of HDS in the following percentages:

Mr. Wang	76.65%
Madame Qi	18.53%
Mr. Han	4.82%

Pursuant to a new restructuring plan intended to ensure compliance with the PRC rules and regulations (the “Second Restructure”), on November 5, 2010, JSJ entered into a series of contractual arrangements (the “Contractual Arrangements”) with HDS and/or Zhiguo Wang (“Mr. Wang”), his wife Guifang Qi (“Madame Qi”) and  Xingming Han (individually “Mr. Han” and collectively with Mr. Wang and Madame Qi, the “HDS Shareholders”), as described below:

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

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

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

To the extent that the Contractual Arrangements are enforceable under PRC law, as from time to time interpreted by relevant state agencies, they constitute the valid and binding obligations of each of the parties to each such agreement

On November 29, 2010, YBP established a wholly-owned subsidiary, Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”), a limited liability company incorporated under the laws of Hong Kong and on January 26, 2011, YBP transferred its ownership in JSJ to Yew Bio-Pharm (HK).

The Company believes that HDS is considered a VIE under ASC 810 “Consolidation”, because the equity investors in HDS no longer have the characteristics of a controlling financial interest, and the Company, through JSJ, is the primary beneficiary of HDS and controls HDS’s operations. Accordingly, HDS has been consolidated as a deemed subsidiary into YBP as a reporting company under ASC 810.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

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

As of December 31, 2012, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2012 and 2011, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

	December 31,
Assets	2012	2011
Cash	$343,990	$479,494
Accounts receivable	722,598	-
Accounts receivable – related parties	284,986	-
Inventories (current and long-term)	10,373,398	8,218,874
Prepaid expenses and other assets	-	283
Prepaid rent - related party	57,870	-
Property and equipment, net	790,563	750,779
Land use rights and yew forest assets, net	15,328,318	15,166,197
Total assets of VIE	$27,901,723	$24,615,627
Liabilities
Accounts payable	$990	$1,360,611
Accrued expenses and other payables	79,981	73,727
Taxes payable	6,305	1,049
Due to VIE holding companies	1,939,720	2,164,107
Due to related parties	1,900	240,159
Total liabilities of VIE	$2,028,896	$3,839,653

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial statements of YBP, its subsidiaries and operating VIE, in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of consolidation (continued)

Name	Domicile and date of incorporation	Registered capital	Effective ownership	Principal activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	USD $ 100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$ 10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB 45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings and potted yew trees; and the manufacture of yew tree wood handicrafts

Method of accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the allowance for obsolete inventory, the classification of short and long-term inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the valuation of stock-based compensation.

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts receivable – related parties, inventories, prepaid expenses and other assets, prepaid expenses – related parties, accounts payable, accrued expenses and other payables, taxes payable, refundable common stock subscription and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Concentrations of credit risk

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms.  The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At December 31, 2012 and 2011, the Company’s cash balances by geographic area were as follows:

	December 31, 2012		December 31, 2011
Country:
United States	$17,372	4.5%	$12,163	1.7%
China	369,449	95.5%	720,208	98.3%
Total cash and cash equivalents	$386,821	100.0%	$732,371	100.0%

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2012 and 2011, the Company has not established, based on a review of its outstanding balances, an allowance for doubtful accounts.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company estimates the amount of the excess inventories by comparing inventory on hand with the estimated sales that can be sold within its normal operating cycle of one year. Any inventory in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on its consolidated balance sheets. The Company’s classification of long-term inventory requires it to estimate the portion of inventory that can be realized over the next 12 months.

To estimate the amount of slow-moving or obsolete inventories, the Company analyzes movement of its products, monitors competing products and technologies and evaluates acceptance of its products. Periodically, the Company will identify inventories that cannot be sold at all or can only be sold at deeply discounted prices. An allowance will be established if management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the carrying cost and the market value.

At December 31, 2012 and 2011, the Company did not provide any inventory allowance and reserve.

In accordance with Accounting Standards Codification (“ASC”) 905, “Agriculture”, our costs of growing Yew seedlings are accumulated until the time of harvest and are reported at the lower of cost or market.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The estimated useful lives are as follows:

Building	15 years
Machinery and equipment	10 years
Office equipment	3 years
Leasehold improvement	5 years
Motor vehicles	4 years

Land use rights and yew forest assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land use rights and yew forests. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests will be used to supply raw materials such as branches, leaves and fruit to the Company that will be used to manufacture the Company’s products. The Company amortizes land use rights based on their terms and yew forest assets over the term of the respective land use rights or expected useful lives, which generally ranges from 16 to 50 years. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2012 and 2011.

Revenue recognition

The Company generates its revenue from sales of yew seedling products, sales of yew raw materials for medical application, and sales of yew craft products. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

Stock-based compensation

The Company accounts for stock options and other equity based compensation issued to employees in accordance with ASC 718 “Stock Compensation”. ASC 718 requires companies to recognize an expense in the statement of income at the grant date of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 “Equity-based payments to non-employees”.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying Consolidated Statements of Income and Comprehensive Income and was not material.

Shipping costs

Shipping costs are expensed as incurred and included in selling expenses and amount to $31 and $13,916 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, most of the shipping expenses were reimbursed by the Company’s customers.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of salaries paid for the development and improvement of the Company’s products. Research and development costs of the years ended December 31, 2012 and 2011 were $14,594 and $16,048, respectively, and are included in general and administrative expenses.

Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts and in the same period as the related salary costs and are not material.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China, Hong Kong and the United States. The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2012 and 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for agricultural products and 17% for handicraft products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income for the years ended December 31, 2012 and 2011 amounted to $181,028 and $778,392, respectively.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2012	2011
Exchange rate on balance sheet dates:
USD : RMB exchange rate	6.3161	6.3647

Average exchange rate for the year
USD : RMB exchange rate	6.31984	6.47351

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC.

Net income per share of common stock

ASC 260 “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the confirmation of subscriptions for shares and common stock options (using the treasury stock method).

The following table presents a reconciliation of basic and diluted net income per share:

	Years Ended December 31,
	2012	2011
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,206,267	$4,040,311
Weighted average common stock outstanding – basic	47,819,672	40,500,000
Effect of dilutive securities:
Subscribed common shares issuable and subject to recession	-	9,500,000
Stock options issued to directors/officers	-	-
Weighted average common stock outstanding – diluted	47,819,672	50,000,000
Net income per common share – basic	$0.05	$0.10
Net income per common share – diluted	$0.05	$0.08

The Company's aggregate common stock equivalents at December 31, 2012 and 2011 included the following:

	2012	2011
Subscribed common shares issuable and subject to recession	-	9,500,000
Stock options	22,805,512	-
Total	22,805,512	9,500,000

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2012 and 2011, the Company operated in three reportable business segments: (1) the yew tree segment - the cultivation and sale of yew seedlings, yew trees and potted yew trees, (2) the traditional Chinese medicine (“TCM raw materials”) segment - the production and sale of raw materials used for medicinal application in the pharmaceutical industry, and (3) the handicrafts segment - the manufacture and sale of furniture and handicrafts made of yew timber (See Note 13).

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities including such person’s immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Collaborative arrangement

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau (see Note 15), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80%. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2012 and 2011, the Company has not generated any revenues or activity from this collaborative agreement.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – RESTATEMENT

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

Accordingly, the Company restated its consolidated balance sheet as of December 31, 2011. The respective restatement adjustments are non-cash in nature. These adjustments resulted in a decrease in our total current assets of $7,508,030 and an increase in long-term assets of $7,508,030 as of December 31, 2011, respectively and are summarized as follows:

	December 31, 2011 (As Previously Reported)	Adjustment to Restate	December 31, 2011 (As Restated)
Consolidated Balance Sheet:
Assets:
Current Assets:
Inventories	$8,218,874	$(7,508,030)	$710,844
Total Current Assets	8,951,678	(7,508,030)	1,443,648

Long-term Assets:
Inventories, net of current portion	-	7,508,030	7,508,030
Total Assets	$24,902,097	$-	$24,902,097

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 4 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2012 and 2011, inventories consisted of the following:

	December 31, 2012			December 31, 2011
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$284,628	$2,734,896	$3,019,524	$29,401	$2,817,980	$2,847,381
Work-in-process	22,523	-	22,523	18,642	-	18,642
Finished goods - handicrafts	153,578	695,426	849,004	236,854	687,258	924,112
Yew seedlings	530,505	3,622,991	4,153,496	425,947	3,835,277	4,261,224
Other trees	-	2,328,851	2,328,851	-	167,515	167,515
	$991,234	$9,382,164	$10,373,398	$710,844	$7,508,030	$8,218,874

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Buildings and building improvements	$402,226	$267,015
Machinery and equipment	521,888	520,416
Office equipment	46,347	44,841
Leasehold improvement	53,169	52,763
Motor vehicles	641,433	513,280
	1,665,063	1,398,315
Less: accumulated depreciation	(779,094)	(614,093)
	$885,969	$784,222

For the years ended December 31, 2012 and 2011, depreciation expenses amounted to $217,090 and $178,178, respectively.

NOTE 6 – LAND USE RIGHTS AND YEW FOREST ASSETS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

Yew trees on land containing yew tree forests will be used to supply raw materials such as branches and leaves that will be used by the Company’s customers for production of TCM. The Company amortizes land use rights based on their terms and amortizes yew forest assets over the term of the respective land use rights or expected useful lives. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues. For the years ended December 31, 2012 and 2011, amortization expense amounted to $346,741 and $292,739, respectively.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 6 – LAND USE RIGHTS AND YEW FOREST ASSETS (continued)

As of December 31, 2012, land use rights and yew forest assets consisted of the following:

	Description	Useful life	Acquisition date	Expiration date	Metric acres ("Mu")
Parcel A	Developing forest land	50	3/2004	3/2054	125
Parcel B	Developing forest land	50	4/2004	4/2054	400
Parcel C	Yew tree forests	30	3/2005	3/2035	361
Parcel D	Yew tree forests and underlying land	50	1/2008	12/2058	290
Parcel E	Yew tree forests and underlying land	45	3/2010	3/2055	15,865
Parcel F	Undeveloped forest land	16	7/2012	3/2028	148
Parcel G	Yew tree forests and underlying land	22	4/2006	1/2028	5

At December 31, 2012 and 2011, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2012	December 31, 2011
Land use rights and yew forest assets	16-50 years	$16,058,406	$15,546,414
Less: accumulated amortization		(730,088)	(380,217)
Total		$15,328,318	$15,166,197

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ending December 31:	Amount
2013	$356,731
2014	356,731
2015	356,731
2016	356,731
2017	356,731
2018 and thereafter	13,544,663
Total	$15,328,318

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

At December 31, 2012 and 2011, accrued expenses and other payables consisted of the following:

	December 31, 2012	December 31, 2011
Accrued wage	$51,759	$16,844
Accrued professional fees	121,346	75,029
Other	25,993	28,028
Total	$199,098	$119,901

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 8 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the temporary differences from the deduction of depreciation and related expenses for income tax purposes as compared to financial statement purposes are dependent upon future earnings.

The Company is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of December 31, 2012 and 2011.

The Company’s subsidiary and VIE, JSJ and HDS, respectively, are incorporated in the PRC and are subject to PRC’s Unified Enterprise Income Tax Law (“EIT”). The EIT established a single unified 25% income tax rate for most companies, including the Company’s subsidiary and VIE in China. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with an exception of handicrafts sold, which is not within the scope of agricultural area. JSJ is a holding company and subject to regular corporate income tax rate of 25%, it has no operating profit for tax liabilities.

For the years ended December 31, 2012 and 2011, income before income tax expenses attributed to the Company’s subsidiary and VIE was $4,851,524 and $4,193,516, respectively. HDS and JSJ recorded no income tax expense for the years ended December 31, 2012 and 2011 due to the fact that HDS is awarded with a tax exemption and has loss carry-forward from previous years to offset income tax liability generated for handicraft sales while JSJ has been incurring net losses. The combined effects of the income tax expense exemptions and tax reductions available to the Company for the years ended December 31, 2012 and 2011 are as follows:

	Years ended December 31,
	2012	2011
Tax exemption effect	$1,223,766	$1,070,980
Tax reduction due to loss carry-forward	9,751	-
Loss not subject to income tax	(20,636)	(20,402)
Basic net income per share effect	$(0.03)	$(0.03)
Diluted net income per share effect	$(0.03)	$(0.02)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(25%)	(25%)
Total provision for income taxes	-	-

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment, which only represents a small portion of net revenues.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 8 – TAXES (continued)

(a) Federal Income Tax and Enterprise Income Taxes (continued)

The Company has incurred United States net operating loss for income tax purposes for the years ended December 31, 2012 and 2011. The net operating loss carry forwards for United States income tax purposes amounted to $962,787 and $564,438 at December 31, 2012 and 2011, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2032. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at December 31, 2012 and 2011. The valuation allowance at December 31, 2012 and 2011 was approximately $327,348 and $191,909, respectively. The net change in the valuation allowance was an increase of $135,439 and $52,413 during the years ended December 31, 2012 and 2011, respectively, and management will review this valuation allowance periodically and make adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
U.S. tax benefit of net operating loss carry forward	$327,348	$191,909
Valuation allowance	(327,348)	(191,909)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $16.4 million and $12.0 million as of December 31, 2012 and 2011, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination. The Company’s 2009, 2010, 2011 and 2012 China corporate income tax returns are subject to China State Administration of Taxation examination.

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products and 17% for handicrafts sold in the PRC. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company up to December 31, 2016. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same financial year.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 9 – STOCKHOLDERS’ EQUITY

(a) Common Stock

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

(b) Stock Options

On December 13, 2012, the Company’s shareholders approved the issuance of stock purchase options (“Founders’ Options”) to the Company’s directors/officers and the Company issued the Founders’ Options to the Founders following the approval. The terms of each Founder’s Option are identical to each other except for the name of the optionee and the number of shares of the Company’s common stock subject to each Founder’s Option. The principal terms of the Founders’ Options include the following:

●	Each Founder’s Option is fully vested upon issuance;
●	Each Founder’s Option is exercisable for a period of five years from the date of issuance;
●	Each Founder’s Option is exercisable at $0.22 per share; and
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

The number of shares of the Company’s common stock subject to each Founder’s Option is as follows:

Name of optionee	Number of shares subject to Founder's Option
Zhiguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300
Total	22,805,512

The grant-date fair market value of the Founders’ Options granted to the Company’s founders was estimated to be $2,246,907 using the Black-Scholes option-pricing model. In connection with the Black-Scholes option pricing calculation, the following weighted-average assumptions were used: stock price of $0.10; expected dividend yield 0%; risk-free interest rate of 0.70%; volatility of 229.74% and an expected term of 5 years. The Company recorded the $2,246,907 as stock-based compensation in fiscal year of 2012.

Stock option activities for the years ended December 31, 2012 and 2011 were summarized as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of year	-	$-	-	$-
Issued	22,805,512	0.22	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of year	22,805,512	$0.22	-	$-
Options exercisable at end of year	22,805,512	$0.22	-	$-

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

(b) Stock Options (continued)

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at December 31, 2012:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.22	22,805,512	4.95	$0.22	22,805,512	$0.22

The weighted-average grant-date fair value of options granted to officers/directors during 2012 was $0.10. As of December 31, 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements and there was no intrinsic value.

NOTE 10 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the years ended December 31, 2012 and 2011, customers accounting for 10% or more of the Company’s revenue were as follows:

	Years Ended December 31,
Customer	2012	2011
A	17%	10%
B	15%	23%
C	11%	29%
D	*	13%
E	10%	*

*	Below 10%

Three customers accounted for 100% of the Company’s total outstanding accounts receivable at December 31, 2012. The Company did not have any accounts receivable at December 31, 2011.

Suppliers

For the year ended December 31, 2012, the Company did not make any significant purchases of yew seedlings. In connection with an agreement to acquire land use rights in July 2012 (the “Fuye Field Agreement”), the Company acquired more than 80,000 trees - which are not yew trees - for approximately $2.2 million (the amount was included in the land use right agreement as part of the purchase price) from an individual. For the year ended December 31, 2012, this purchase accounted for 95% of the Company’s purchase of yew seedlings and other trees and the Company did not have any accounts payable related to the supplier at December 31, 2012.

For the year ended December 31, 2011, a third party supplier accounted for 97% of its purchase and the Company had $1,313,982 accounts payable related to the supplier at December 31, 2011.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

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

Cooperation and Development Agreement and Revenues from Related Party

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

For the years ended December 31, 2012 and 2011, sales to Yew Pharmaceutical under the Development Agreement amounted to $1,012,684 and $1,391,826, respectively. Additionally, for the years ended December 31, 2012 and 2011, the Company recorded revenues from the sale of yew handicrafts to Yew Pharmaceutical of $1,603 and $4,787, respectively. In summary, for the years ended December 31, 2012 and 2011, the Company recorded revenues from the following related party:

	Years Ended December 31,
Name of related party	2012	2011
Yew Pharmaceutical	$1,014,287	$1,396,613
Total	$1,014,287	$1,396,613

At December 31, 2012, the Company had $284,986 accounts receivable from Yew Pharmaceutical. At December 31, 2011, the Company did not have any accounts receivable from Yew Pharmaceutical.

Purchases

For the years ended December 31, 2012 and 2011, the Company made purchases in the amount of $121,047 and $3,398 of yew seedlings from ZTC, respectively. At December 31, 2012 and 2011, there was no accounts payable amount due to ZTC related to the purchases.

Operating leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2012 and 2011, rent expense related to the ZTC Lease amounted to $25,705 and $25,095, respectively. At December 31, 2012, prepaid rent to ZTC amounted to $57,870 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets. At December 31, 2011, amounts due under the ZTC lease amounted to $172,284, and are included in due to related parties on the accompanying consolidated balance sheets.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Operating leases (continued)

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB 12,000 (approximately $2,000) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB 15,600 (approximately $2,500) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. For the years ended December 31, 2012 and 2011, rent expense related to the Store Lease amounted to $2,468 and $1,854, respectively.  Since December 2012, the premises subject to the Store Lease have been used as warehouse space rather than retail space.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2012 and 2011, rent expense related to the Office Lease amounted $2,373 and $2,317, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ  Lease is RMB 10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the year ended December 31, 2012, rent expense related to the JSJ Lease amounted to $792. At December 31, 2012, prepaid rent to Mr. Wang amounted to $2,375 which was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in fiscal 2012 and fiscal 2011, aggregated approximately $11,024 and $9,830, respectively. The space provided by Mr. Wang to use as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount of $11,024 and $9,830 for fiscal 2012 and fiscal 2011, respectively, that the Company paid to third parties for expenses related to the property in fiscal 2012 and fiscal 2011 is not material.

At December 31, 2012, the total prepaid rent for the above operating leases with related parties amounted to $60,245, which amount was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

Future minimum rental payments required under the related parties operating leases are as follows:

Years Ending December 31:
2013	$6,424
2014	6,424
2015	131,688
2016	2,373
2017	2,373
Thereafter	404,559
Total	$553,841

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Due to related parties

The Company’s officers and directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature and non-interest bearing and unsecured and payable on demand. The due to related parties amount at December 31, 2012 and 2011 was as follows:

Name of related parties	2012	2011
Zhiguo Wang	$45,976	$31,357
Yew Pharmaceutical	-	62,847
Guifang Qi	1,900	-
ZTC	-	172,284
Total	$47,876	$266,488

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB 200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of December 31, 2012, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2012 and 2011, the Company appropriated to the statutory surplus reserve in the amount of $493,407 and $420,299, respectively. The accumulated balance of the statutory reserve of the Company as of December 31, 2012 and 2011 was $2,179,494 and $1,686,087, respectively.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 13 – SEGMENT INFORMATION

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

During the years ended December 31, 2012 and 2011, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2012 and 2011 was as follows:

	For the Years Ended December 31,
	2012	2011
Revenues:
TCM raw materials	$3,745,348	$3,458,093
Yew trees	2,819,968	2,400,245
Handicrafts	162,208	102,701
	6,727,524	5,961,039
Cost of revenues:
TCM raw materials	615,956	897,154
Yew trees	578,296	172,460
Handicrafts	84,805	56,351
	1,279,057	1,125,965
Depreciation and amortization:
TCM raw materials	337,949	286,196
Yew trees	37,440	30,185
Handicrafts	31,346	31,852
Other	157,096	122,684
	563,831	470,917
Net income (loss):
TCM raw materials	3,129,393	2,560,939
Yew trees	2,241,672	2,227,785
Handicrafts	77,402	46,350
Other	(3,242,200)	(794,763)
	$2,206,267	$4,040,311

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 13 – SEGMENT INFORMATION (continued)

	December 31, 2012
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,983,045	$734,212	$122,491	$374,539	$16,214,287
Expenditures for segment assets	$326,312	$254,217	$-	$125,515	$706,044

	December 31, 2011
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,880,192	$600,364	$153,686	$316,177	$15,950,419
Expenditures for segment assets	$5,515,590	$61,436	$-	$130,385	$5,707,411

The Company does not allocate any selling, general and administrative expenses, other income/expenses to its reportable segments because these activities are managed at a corporate level. In addition, the specified amounts for interest expense and income tax expense are not included in the measure of segment profit or loss reviewed by the chief operating decision maker and these specified amounts are not regularly provided to the chief operating decision maker. Therefore, the Company has not disclosed interest expense and income tax expense for each reportable segment.

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. The Company’s operations are located in the PRC. All revenues are derived from customers in the PRC. All of the Company’s operating assets are located in the PRC.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On March 20, 2002, the Company leased office space in the A’cheng district in Harbin (the “A’cheng Lease”). The A’cheng Lease is for a term of 23 years and expires on March 19, 2025. Pursuant to the A’cheng Lease, lease payment shall be made as follows:

Year	Annual lease amount	Payment due date
March 2002 to February 2012	RMB 25,000	Before December 2012
March 2012 to February 2017	RMB 25,000	Before December 2017
March 2017 to March 2025	RMB 25,000	Before December 2025

For the years ended December 31, 2012 and 2011, rent expense related to the A’cheng Lease amounted $3,784 and $3,862, respectively.

Future minimum rental payments required under the A’cheng Lease are as follows:

Years Ending December 31:
2013	$3,784
2014	-
2015	-
2016	-
2017	19,779
Thereafter	27,691

Total	$51,254

See Note 11 for related party operating lease commitments.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the years ended December 31, 2012 and 2011, the Company made sales of $381,022 and $312,721, respectively, under the Seedling Agreement.

NOTE 15 – JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the years ended December 31, 2012 and 2011, the Company has not generated any revenues or activity on this land.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through April 1, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Articles of Incorporation of Yew Bio-Pharm Group, Inc.
3.2(1)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated May 19, 2010
3.3(6)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated December 18, 2012
3.4(1)	Bylaws of Yew Bio-Pharm Group, Inc.
4.1(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.2(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.3(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Xingming Han
4.4(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Heilongjiang Ecology Stock Co. Ltd.
4.5(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Yingjun Jiang
4.6(1)	Supplemental Agreement to Equity Transfer Agreement dated February 23, 2010 among Mr. Wang, Madame Qi, Mr. Han, Heilongjiang Ecology Forest Co. Ltd. and Yingjun Jiang
4.7(1)
Debtor’s and Creditors’ Rights Transfer Agreement dated May 10, 2010 among Mr. Wang, Heilongjiang Ecology Stock Co. Ltd., Yingjun Jiang and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited

4.8(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.9(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.10(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio- Technology Development Co., Limited and Xingming Han
4.11(1)	Supplemental Agreement to Equity Transfer Agreement dated February 16, 2011 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Zhiguo Wang, Guifang Qi and Xingming Han
4.12(1)
Exclusive Business Cooperation Agreement dated November 5, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Harbin Hongdoushan Science and Technology Development Co., Ltd.

4.13(1)
Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang

4.14(1)
Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi

4.15(1)
Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han

4.16(1)
Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang

4.17(1)
Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi

4.18(1)
Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han

4.19(1)	Power of Attorney dated November 5, 2010 - Zhiguo Wang

4.20(1)	Power of Attorney dated November 5, 2010 - Guifang Qi
4.21(1)	Power of Attorney dated November 5, 2010 - Xingming Han
10.1(1)	Cooperation and Development Contract of Yew (taxus) Yinpian dated January 9, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Pharmaceutical Co., Ltd.
10.2(1)	Technology Development Services Agreement dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.3(1)	Technology Development Services Supplementary Agreement dated February 2, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.4+(1)	Labor Contract effective May 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.5+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.6+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.7+(1)	Engagement Agreement dated August 24, 2011 between Yew Bio-Pharm Group, Inc. and CFO On Call Asia, Inc.
10.8(1)	Consulting Agreement dated November 1, 2010 between Yew Bio-Pharm Group, Inc. and Richard Lo
10.9(1)	Joint-Stock Construct Rare Plant Northeast Yew Contract dated March 21, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Wuchang City Forestry Bureau
10.10(1)	Waste Forest Land Transfer Agreement dated March 22, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Chengshan Niu
10.11(1)	Barren Hills and Uncultivated Land Use Right Transfer Agreement dated April 4, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Pingshan Town Government
10.12(1)	Contract for Seedling Land dated March 25, 2005 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Technology Stock Co.
10.13(1)	Contract for the Transfer of Forest Land Use Right and of the Ownership of Timbers dated January 18, 2008 among Harbin Yew Science and Technology Development Co., Ltd., Shukun Jiang and Shubao Jiang
10.14(1)	Yew Planting Seedlings Transfer Contract dated March 4, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.15(1)	Lease Contract dated March 20, 2002 between Harbin Yew Science and Development Technology Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.16(1)	Lease Contract dated December 3, 2008 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.17(1)	Lease Contract dated November 15, 2011 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.18(1)	Lease Contract dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.19+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.20+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.21+(2)	Labor Contract effective May 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.22(3)	Forest Transfer Contract for Fuye Field, Beizhao Village, Hongxing Town, Acheng District
10.23(4)	Founder’s Option dated December 13, 2012 issued to Zhiguo Wang
10.24(4)	Founder’s Option dated December 13, 2012 issued to Guifang Qi
10.25(4)	Founder’s Option dated December 13, 2012 issued to Xingming Han
10.26(5)	Yew Bio-Pharm Group, Inc. 2012 Equity Incentive Plan
10.27*	Lease Contract dated July 1, 2012 between Heilongjiang JSJ Bio-Technology Development Co., Ltd. and Zhiguo Wang
21.1*	Subsidiaries of the registrant
24.1*	Power of Attorney (included after signatures hereto)

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory agreement
*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Company’s registration statement on Form 10, filed with the SEC on May 8, 2012.

(2)	Incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form 10/A, filed with the SEC on June 29, 2012.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2012.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012.

(5)	Incorporated by reference from the Company’s Proxy Statement, filed with the SEC on October 24, 2012.

(6)	Incorporated by reference from Amendment No.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 23, 2013.