Form 10-Q
period 2013-03-31
Yew Bio-Pharm Group, Inc.
filed 2013-05-14
CIK 1548240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 10, 2013, there were 50,000,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2013

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
`CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$544,377	$386,821
Accounts receivable	1,487,837	722,598
Accounts receivable - related party	558,775	284,986
Inventories	1,351,097	991,234
Prepaid expenses and other assets	302,539	150
Prepaid expenses - related parties	53,712	60,245

Total Current Assets	4,298,337	2,446,034

LONG-TERM ASSETS:
Inventories, net of current portion	9,040,990	9,382,164
Property and equipment, net	833,650	885,969
Land use rights and yew forest assets, net	15,100,769	15,328,318

Total Long-term Assets	24,975,409	25,596,451

Total Assets	$29,273,746	$28,042,485

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,036	$990
Accrued expenses and other payables	333,299	199,098
Taxes payable	3,535	5,722
Due to related parties	49,104	47,876

Total Current Liabilities	387,974	253,686

Total Liabilities	387,974	253,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock ($0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)
Common Stock ($0.001 par value; 140,000,000 shares authorized; 50,000,000
issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	50,000	50,000
Additional paid-in capital	10,396,377	10,396,377
Retained earnings	14,015,393	13,182,032
Statutory reserves	2,288,454	2,179,494
Accumulated other comprehensive income - foreign currency translation adjustment	2,135,548	1,980,896

Total Shareholders' Equity	28,885,772	27,788,799

Total Liabilities and Shareholders' Equity	$29,273,746	$28,042,485

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
REVENUES:
Revenues	$1,440,991	$1,394,517
Revenues - related party	357,949	159,828

Total Revenues	1,798,940	1,554,345

COST OF REVENUES:
Cost of revenues	495,659	281,577
Cost of revenues - related party	83,010	26,451

Total Cost of Revenues	578,669	308,028

GROSS PROFIT	1,220,271	1,246,317

OPERATING EXPENSES:
Selling	5,614	5,887
General and administrative	271,961	213,711

Total Operating Expenses	277,575	219,598

INCOME FROM OPERATIONS	942,696	1,026,719

OTHER INCOME (EXPENSES):
Interest income	42	79
Other income (expense)	(417)	-

Total Other Income (Expenses)	(375)	79

NET INCOME	$942,321	$1,026,798

COMPREHENSIVE INCOME:
NET INCOME	$942,321	$1,026,798

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	154,652	145,905

COMPREHENSIVE INCOME	$1,096,973	$1,172,703

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,000,000	41,126,374
Diluted	50,000,000	50,000,000

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$942,321	$1,026,798
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	56,274	50,489
Amortization of land use rights and yew forest assets	89,244	86,159
Loss on disposal of fixed assets	417	-
Changes in operating assets and liabilities:
Accounts receivable	(760,760)	(316,450)
Accounts receivable - related party	(272,041)	-
Prepaid expenses and other assets	(302,193)	(3,995)
Prepaid expenses - related parties	6,859	-
Inventories	260,540	62,917
Accounts payable	1,041	(351,735)
Accrued expenses and other payables	133,403	(31,183)
Due to related parties	1,217	69,917
Taxes payable	(2,220)	4,595

NET CASH PROVIDED BY OPERATING ACTIVITIES	154,102	597,512

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related parties advances	-	(215,119)

NET CASH USED IN FINANCING ACTIVITIES	-	(215,119)

EFFECT OF EXCHANGE RATE ON CASH	3,454	4,227

NET INCREASE IN CASH	157,556	386,620

CASH - beginning of period	386,821	732,371

CASH - end of period	$544,377	$1,118,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Shares issued for refundable common stock subscription	$-	$950,000

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2013, and the results of operations and cash flows for the three-month period ended March 31, 2013 and 2012, have been made.

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Pursuant to a restructuring plan intended to ensure compliance with applicable PRC laws and regulations (the “Second Restructure”), on November 5, 2010, JSJ entered into a series of contractual arrangements (the “Contractual Arrangements”) with HDS and/or Zhiguo Wang, his wife Guifang Qi  and Xingming Han (collectively with Mr. Wang and Madame Qi, the “HDS Shareholders”), as described below:

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

As of March 31, 2013, JSJ has agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2013 and December 31, 2012, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

Assets	March 31, 2013	December 31, 2012
Cash	$508,929	$343,990
Accounts receivable	1,487,837	722,598
Accounts receivable – related party	558,775	284,986
Inventories (current and long-term)	10,392,088	10,373,398
Prepaid expenses and other assets	292,139	-
Prepaid expenses - related parties	51,722	57,870
Property and equipment, net	745,185	790,563
Land use rights and yew forest assets, net	15,100,769	15,328,318
Total assets of VIE	$29,137,444	$27,901,723
Liabilities
Accounts payable	$2,036	$990
Accrued expenses and other payables	251,894	79,981
Taxes payable	2,921	6,305
Due to VIE holding companies	1,772,207	1,939,720
Due to related parties	3,128	1,900
Total liabilities of VIE	$2,032,186	$2,028,896

The assets and liabilities in the table above are held primarily in HDS. The creditors of HDS have legal recourse only to the assets of HDS and do not have such recourse to the Company. In addition, HDS’ assets are generally restricted only to pay such liabilities. Thus, the Company’s maximum legal exposure to loss related to VIE is significantly less than the carrying value of the HDS assets due to outstanding intercompany liabilities. Restricted net assets of the VIE shall mean that amount of our proportionate share of net assets of HDS (after intercompany eliminations) which as of the end of the most recent fiscal year and most recent reporting balance sheet date may not be transferred to the parent company by the VIE in the form of loans, advances or cash dividends without the consent of a third party (e.g. lender, regulatory agency, foreign government).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31, 2013			December 31, 2012
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$418,239	$2,733,583	$3,151,822	$284,628	$2,734,896	$3,019,524
Work-in-process	55,790	-	55,790	22,523	-	22,523
Finished goods - handicrafts	184,043	673,323	857,366	153,578	695,426	849,004
Yew seedlings	690,694	3,295,221	3,985,915	530,505	3,622,991	4,153,496
Other trees	2,331	2,338,863	2,341,194	-	2,328,851	2,328,851
	$1,351,097	$9,040,990	$10,392,087	$991,234	$9,382,164	$10,373,398

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company’s subsidiary and VIE, JSJ and HDS, respectively, are incorporated in the PRC and are subject to PRC’s Unified Enterprise Income Tax Law (“EIT”). For the three months ended March 31, 2013 and 2012, income before income tax expenses attributed to the Company’s subsidiary and VIE was $942,321 and $1,026,798, respectively. HDS and JSJ recorded no income tax expense for the three months ended March 31, 2013 and 2012 due to the fact that HDS has been granted a tax exemption and has loss carry-forward from previous years to offset income tax liability generated for handicraft sales and JSJ has been incurring net losses.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Tax exemption effect	$268,944	$281,162
Tax reduction due to loss carry-forward	3,456	768
Loss not subject to income tax	(1,330)	(7,329)
Basic net income per share effect	$(0.01)	$(0.01)
Diluted net income per share effect	$(0.01)	$(0.01)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(25%)	(25%)
Total provision for income taxes	-	-

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment, which only represents a small portion of net revenues.

The Company has incurred net operating loss for income tax purposes for the three months ended March 31, 2013 and 2012. The net operating loss carry forwards for U.S. income tax purposes amounted to $1,104,746 and $962,787 at March 31, 2013 and December 31, 2012, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at March 31, 2013 and December 31, 2012. The valuation allowance at March 31, 2013 and December 31, 2012 was $375,614 and $327,348, respectively. The net change in the valuation allowance was an increase of $48,266 and $24,346 during the three months ended March 31, 2013 and 2012, respectively, and management will review this valuation allowance periodically and make adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013	December 31, 2012
U.S. tax benefit of net operating loss carry forward	$375,614	$327,348
Valuation allowance	(375,614)	(327,348)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $17.4 million and $16.4 million as of March 31, 2013 and December 31, 2012, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2010, 2011 and 2012 U.S. corporation income tax returns are subject to Internal Revenue Service examination. The Company’s 2009, 2010, 2011 and 2012 China corporate income tax returns are subject to China State Administration of Taxation examination.

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products and 17% for handicrafts sold in the PRC. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company up to December 31, 2016. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same fiscal year.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock Options

On December 13, 2012, the Company’s shareholders approved the issuance of stock purchase options (“Founders’ Options”) to the Company’s directors/officers (collectively, the “Founders”) and the Company issued the Founders’ Options to the Founders following such approval. The terms of each Founder’s Option are identical to each other except for the name of the optionee and the number of shares of the Company’s common stock subject to each Founder’s Option. The principal terms of the Founders’ Options include the following:

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

The number of shares of the Company’s common stock subject to each Founder’s Option is as follows:

Name of optionee	Number of shares subject to Founder's Option
Zhiguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300
Total	22,805,512

There were no stock warrants issued, terminated/forfeited and exercised during the three months ended March 31, 2013.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at March 31, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2013	Weighted Average Exercise Price
$0.22	22,805,512	4.70	$0.22	22,805,512	$0.22

The intrinsic value of options at March 31, 2013 is zero since the market value of the Company’s common stock of $0.10 as of March 31, 2013 is lower than the exercise price of the options.

NOTE 6 – EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
Net income available to common stockholders for basic and diluted net income per share of common stock	$942,321	$1,026,798
Weighted average common stock outstanding – basic	50,000,000	41,126,374
Effect of dilutive securities:
Subscribed common shares issuable	-	8,873,626
Stock options issued to directors/officers	-	-
Weighted average common stock outstanding – diluted	50,000,000	50,000,000
Net income per common share – basic	$0.02	$0.02
Net income per common share – diluted	$0.02	$0.02

The Company's aggregate common stock equivalents at March 31, 2013 and December 31, 2012 included the following:

	March 31, 2013	December 31, 2012
Stock options	22,805,512	22,805,512
Total	22,805,512	22,805,512

NOTE 7 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three months ended March 31, 2013 and 2012, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended March 31,
Customer	2013	2012
A	*	41%
B	11%	24%
C	18%	18%
D	20%	10%
E	44%	*

* Below 10%

The four largest customers accounted for 100% of the Company’s total outstanding accounts receivable at March 31, 2013. Three customers accounted for 100% of the Company’s total outstanding accounts receivable at December 31, 2012.

Suppliers

For the three months ended March 31, 2013, the Company did not make any material purchases and a third party supplier accounted for 100% of the Company’s accounts payable at March 31, 2013.

For the three months ended March 31, 2012, the Company did not make any material purchases and a third party supplier accounted for 100% of the Company’s accounts payable at December 31, 2012.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company conducted transactions with certain of the Company’s officers and directors, as well as with the following related parties:

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

Cooperation and Development Agreement and Revenues from Related Party

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical, that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton.

For the three months ended March 31, 2013 and 2012, sales to Yew Pharmaceutical under the Development Agreement amounted to $357,949 and $158,225, respectively. Additionally, for the three months ended March 31, 2013 and 2012, the Company recorded revenues from the sale of yew handicrafts to Yew Pharmaceutical of $0 and $1,603, respectively. In summary, for the three months ended March 31, 2013 and 2012, the Company recorded revenues from the following related party:

	Three Months Ended March 31,
Name of related party	2013	2012
Yew Pharmaceutical	$357,949	$159,828
Total	$357,949	$159,828

At March 31, 2013 and December 31, 2012, the Company had accounts receivable from Yew Pharmaceutical of $558,775 and $284,986, respectively, which was included in accounts receivable – related party on the accompanying consolidated balance sheets.

Purchases

For the three months ended March 31, 2013 and 2012, the Company made purchases in the amount of $0 and $121,042, respectively, of yew seedlings from ZTC. At March 31, 2013 and December 31, 2012, there was no accounts payable amount due to ZTC related to these purchases.

Operating leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leases 361 mu (approximately 60 acres) of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended March 31, 2013 and 2012, rent expense related to the ZTC Lease amounted to $6,461 and $6,426, respectively. At March 31, 2013 and December 31, 2012, prepaid rent to ZTC amounted to $51,722 and $57,870, respectively, which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB 12,000 (approximately $2,000) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB 15,600 (approximately $2,500) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. For the three months ended March 31, 2013 and 2012, rent expense related to the Store Lease amounted to $620 and $617, respectively. Since December 2012, the premises subject to the Store Lease have been used as warehouse and exhibition space rather than retail space.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 15,000 (approximately $2,000) are due for each year of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended March 31, 2013 and 2012, rent expense related to the Office Lease amounted $597 and $593, respectively.

On July 1, 2012, JSJ entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 320 square feet of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB 10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the three months ended March 31, 2013, rent expense related to the JSJ Lease amounted to $398. At March 31, 2013 and December 31, 2012, prepaid rent to Mr. Wang amounted to $1,990 and $2,375, respectively, which was included in prepaid expenses - related parties on the accompanying consolidated balance sheets.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in the three months ended March 31, 2013 and 2012, aggregated approximately $3,508 and $3,819, respectively. The space provided by Mr. Wang to use as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang, to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount of $3,508 and $3,819 for the three months ended March 31, 2013 and 2012, respectively, that the Company paid to third parties for expenses related to the property in the three months ended March 31, 2013 and 2012, is not material.

At March 31, 2013 and December 31, 2012, the total prepaid rent for the above operating leases with related parties amounted to $53,712 and $60,245, respectively, which amount was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

Due to related parties

Certain of the Company’s officers and directors, from time to time, have provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The due to related parties amount at March 31, 2013 and December 31, 2012 was as follows:

Name of related parties	March 31, 2013	December 31, 2012
Zhiguo Wang	$46,573	$45,976
Madame Qi	2,531	1,900
Total	$49,104	$47,876

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was initially two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB 200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, the Company entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of March 31, 2013, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 9 – STATUTORY RESERVES

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended March 31, 2013 and 2012, the Company appropriated to the statutory surplus reserve in the amount of $108,960 and $112,772, respectively. The accumulated balance of the statutory reserve of the Company as of March 31, 2013 and December 31, 2012 was $2,288,454 and $2,179,494, respectively.

NOTE 10 – SEGMENT INFORMATION

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

During the three months ended March 31, 2013 and 2012, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Revenues:
TCM raw materials	$896,161	$741,283
Yew trees	856,954	783,521
Handicrafts	45,825	29,541
	1,798,940	1,554,345
Cost of revenues:
TCM raw materials	199,960	111,301
Yew trees	360,687	180,795
Handicrafts	18,022	15,932
	578,669	308,028
Depreciation and amortization:
TCM raw materials	89,244	84,484
Yew trees	8,561	8,291
Handicrafts	7,752	8,059
Other	39,961	35,814
	145,518	136,648
Net income (loss):
TCM raw materials	696,201	629,982
Yew trees	496,267	602,726
Handicrafts	27,803	13,609
Other	(277,950)	(219,519)
	$942,321	$1,026,798

	March 31, 2013
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,756,336	$726,941	$114,631	$336,511	$15,934,419
Expenditures for segment assets	$-	$-	$-	$-	$-

	December 31, 2012
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,983,045	$734,212	$122,491	$374,539	$16,214,287
Expenditures for segment assets	$326,312	$254,217	$-	$125,515	$706,044

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

NOTE 11 – RECENT ACCOUNTING PRONOUCEMENTS

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

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 14, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2013 and 2012, and consolidated financial conditions as of March 31, 2013 and December 31, 2012 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

Overview

We are a major grower and seller of yew trees and manufacturer of products made from yew trees, including potted yew trees for display in homes and offices, and handicrafts. We also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species.

For the three months ended March 31, 2013 and 2012, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three months ended March 31, 2013, revenues from the sale of TCM raw materials represented approximately 49.8% of consolidated revenue (including 19.9% of consolidated revenues from a related party); sale of yew trees represented approximately 47.6% of consolidated revenue; and the sale of handicrafts represented approximately 2.6% of consolidated revenue. For the three months ended March 31, 2012, revenues from the sale of TCM raw materials represented approximately 47.7% of consolidated revenue (including 10.2% of consolidated revenues from a related party); sale of yew trees represented approximately 50.4% of consolidated revenue; and the sale of handicrafts represented approximately 1.9% of consolidated revenue (including 0.1% of consolidated revenues from a related party).

All of our revenues were generated by HDS and in the PRC. Other than expenses (approximately $142,000 and $72,000 for the three months ended March 31, 2013 and 2012, respectively) incurred primarily related to meeting its reporting requirements in the U.S., YBP has no other significant business operations. At March 31, 2013, YBP has approximately $32,000 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $15,000, including approximately $3,000 in cash at March 31, 2013. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Note 2 of Notes to Consolidated Financial Statements. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

	Three Months Ended March 31,
	2013	2012
Revenues - third parties	$1,440,991	$1,394,517
Revenues - related party	357,949	159,828
Total revenues	1,798,940	1,554,345
Cost of revenues - third parties	495,659	281,577
Cost of revenues - related party	83,010	26,451
Total cost of revenues	578,669	308,028
Gross profit	1,220,271	1,246,317
Operating expenses	277,575	219,598
Income from operations	942,696	1,026,719
Other income (expenses)	(375)	79
Net income	942,321	1,026,798
Other comprehensive income:
Unrealized foreign currency translation gain	154,652	145,905
Comprehensive income	$1,096,973	$1,172,703

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

For the three months ended March 31, 2013, we had total revenues of $1,798,940, as compared to $1,554,345 for the three months ended March 31, 2012, an increase of $244,595 or 15.7%. The increase in total revenue was attributable to the increase in revenue from all three of our business segments Total revenue is summarized as follows:

	Three Months Ended March 31,			Percentage
	2013	2012	Increase	Change
TCM raw materials	$896,161	$741,283	$154,878	20.9%
Yew trees	856,954	783,521	73,433	9.4%
Handicrafts	45,825	29,541	16,284	55.1%
Total	$1,798,940	$1,554,345	$244,595	15.7%

Of the total amount of revenue for the three months ended March 31, 2013 and 2012, $357,949 and $159,828, respectively, an increase of $198,121, came from sales to a related party, Yew Pharmaceutical.

Cost of Revenues

For the three months ended March 31, 2013, cost of revenues amounted to $578,669 as compared to $308,028 for the three months ended March 31, 2012, an increase of $270,641 or 87.9%. Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land use rights and yew forest assets, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs. For the three months ended March 31, 2013, cost of revenues accounted for 32.2% of total revenues compared to 19.8% of total revenues for the three months ended March 31, 2012.

Cost of revenues by product categories was as follows:

	Three Months Ended March 31,			Percentage
	2013	2012	Increase	Change
TCM raw materials	$199,960	$111,301	$88,659	79.7%
Yew trees	360,687	180,795	179,892	99.5%
Handicrafts	18,022	15,932	2,090	13.1%
Total	$578,669	$308,028	$270,641	87.9%

The increase in our cost of revenues for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily a result of the increase in costs of revenue in all three of our business segments.

Gross Profit

For the three months ended March 31, 2013, gross profit was $1,220,271 as compared to $1,246,317 for the three months ended March 31, 2012, representing gross margins of 67.8% and 80.2%, respectively. Gross profit margins by product categories were as follows:

	Three Months Ended March 31,		(Decrease)
	2013	2012	Increase
TCM raw materials	77.7%	85.0%	(7.3)%
Yew trees	57.9%	76.9%	(19.0)%
Handicrafts	60.7%	46.1%	14.6%
Total	67.8%	80.2%	(12.4)%

The decrease in our overall gross profit margin for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to a decrease in gross profit margin in TCM raw materials and yew trees segments, offset by an increase in gross profit margin in handicrafts segment.

For the three months ended March 31, 2013, the decrease in our gross margin percentage related to the sale of TCM raw materials was primarily attributable to the fact that the average unit selling price for our TCM raw materials was lower and the average unit cost for our TCM raw materials was higher, which contributed to the lower gross profit margin in the first quarter of fiscal 2013.

The decrease in our gross margin percentage related to the sale of yew trees and seedlings for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily attributable to the fact that the average unit selling price for our yew trees was lower and the average unit cost for our yew trees was higher, which contributed to the lower gross profit margin in the first quarter of fiscal 2013.

The increase in our gross margin percentage related to the sale of handicrafts for the three months ended March 31, 2013 was mainly due to the different sales revenue mix with different gross profit margins. During the three months ended March 31, 2013, we sold more lower-priced handicrafts with higher profit margin and sold fewer higher-priced handicrafts, which generally have lower profit margins compared to lower-priced handicrafts. Therefore, our gross margin percentage related to the sale of handicrafts for the first quarter of fiscal 2013 increased.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended March 31,
	2013	2012
Salary and related benefit	$3,888	$3,742
Shipping and handling	562	201
Other	1,164	1,944
Total	$5,614	$5,887

For the three months ended March 31, 2013, selling expenses were $5,614 as compared to $5,887 for the three months ended March 31, 2012, a decrease of $273, or 4.6%. The decrease in our selling expenses for the three months ended March 31, 2013 was primarily attributable to decreases in other miscellaneous selling expenses, partially offset by increases in salary and related benefit and shipping and handling expenses.

General and Administrative Expenses

For the three months ended March 31, 2013, general and administrative expenses amounted to $271,961, as compared to $213,711 for the three months ended March 31, 2012, an increase of $58,250, or 27.3%. General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2013	2012
Compensation and related benefits	$69,262	$71,322
Depreciation	47,396	43,415
Travel and entertainment	19,912	19,826
Professional fees	83,255	45,704
Other	52,136	33,444
Total	$271,961	$213,711

The increase in our general and administrative expenses for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily attributable to increases in depreciation expenses, professional fees and other miscellaneous general and administrative expenses.

The changes in these expenses for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, consisted of the following:

●	For the three months ended March 31, 2013, compensation and related benefits decreased by $2,060, or 2.9%, as compared to the three months ended March 31, 2012.

●
For the three months ended March 31, 2013, depreciation increased by $3,981, or 9.2%, as compared to the three months ended March 31, 2012. These increases were primarily attributable to an increase in depreciable assets. During the third quarter of fiscal 2012, we purchased more fixed assets as a result of the expansion of our business. As such, we had more depreciable assets during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

●	For the three months ended March 31, 2013, travel and entertainment remained even compared to the three months ended March 31, 2012.

●
Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended March 31, 2013, professional fees increased by $37,551, or 82.2%, as compared to the three months ended March 31, 2012. This increase was primarily attributable to an increase in such fees in the three months ended March 31, 2013 after we became a public reporting company in the United States during 2012, compared to the three months ended March 31, 2012, when we were not yet a public  reporting company in the United States.

●
For the three months ended March 31, 2013, other miscellaneous general and administrative expenses increased by $18,692, or 55.9%, as compared to the three months ended March 31, 2012. The increase was primarily due to an increase in vehicle expenses of approximately $11,000 and an increase in miscellaneous taxes of approximately $10,000, partially offset by the decrease in other miscellaneous items of approximately $2,000.

Income from Operations

For the three months ended March 31, 2013, income from operations was $942,696 as compared to income from operations of $1,026,719 for the three months ended March 31, 2012, a decrease of $84,023, or 8.2%. This decrease was primarily attributable to an increase in general and administrative expenses and a decrease in overall gross profit.

Other Income (Expenses)

For the three months ended March 31, 2013, total other expenses amounted to $375 as compared to total other income of $79 for the three months ended March 31, 2012.

Net Income

As a result of the factors described above, our net income was $942,321 or $0.02 per share (basic and diluted), for the three months ended March 31, 2013, as compared to net income of $1,026,798, or $0.02 per share (basic and diluted), for the three months ended March 31, 2012.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2013, we reported an unrealized gain on foreign currency translation of $154,652, as compared to $145,905 for the three months ended March 31, 2012. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended March 31, 2013, comprehensive income of $1,096,973 was derived from the sum of our net income of $942,321 plus a foreign currency translation gain of $154,652. For the three months ended March 31, 2012, comprehensive income of $1,172,703 was derived from the sum of our net income of $1,026,798 plus a foreign currency translation gain of $145,905.

Segment Operations

For the three months ended March 31, 2013 and 2012, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2013 was as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$538,212	$856,954	$45,825	$1,440,991
Revenues - related party	357,949	-	-	357,949
Total revenues	896,161	856,954	45,825	1,798,940

Cost of revenues	116,950	360,687	18,022	495,659
Cost of revenues - related party	83,010	-	-	83,010
Total cost of revenues	$199,960	$360,687	$18,022	$578,669

Information with respect to these reportable business segments for the three months ended March 31, 2012 was as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$583,058	$783,521	$27,938	$1,394,517
Revenues - related party	158,225	-	1,603	159,828
Total revenues	741,283	783,521	29,541	1,554,345

Cost of revenues	85,715	180,795	15,067	281,577
Cost of revenues - related party	25,586	-	865	26,451
Total cost of revenues	$111,301	$180,795	$15,932	$308,028

TCM raw materials

During the three months ended March 31, 2013, we sold 5,327 kg of TCM raw materials as compared to 4,350 kg of TCM raw materials during the three months ended March 31, 2012, a 22.5% increase in sales volume due primarily to increased sales to Yew Pharmaceutical, with a 1.3% decrease in our average unit selling price. The decrease in our average unit selling price was attributable to a decrease in the percentage of total TCM raw materials sales made to third party customers. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $159,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of approximately RMB 1,100,000 (approximately $175,000) per metric ton.

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

For the three months ended March 31, 2013 and 2012, we had revenue of $357,949 and $158, 225, respectively, from the sale of TCM raw materials to Yew Pharmaceutical pursuant to the Development Agreement. For the three months ended March 31, 2013 and 2012, revenue from the sale of TCM raw materials to third parties amounted to $538,212 and $583,058, respectively.

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

Sales of TCM raw materials to a related party customer, Yew Pharmaceutical, increased during the three months ended March 31, 2013 because Yew Pharmaceutical needed to increase its inventory of yew raw materials for the second quarter of 2013. Accordingly, our revenue generated from the related party customer increased during the first quarter of fiscal 2013.

Sales volume is summarized as follows:

	Three Months Ended March 31,
	2013	2012
Sales volume - third parties (kg)	3,077	3,350
Sales volume - related party (kg)	2,250	1,000
Total sales volume	5,327	4,350

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

The increase in our cost of revenues in the TCM raw materials segment for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to the increase in our revenues in the TCM raw materials segment. The decrease in our gross profit margin for the TCM raw materials segment for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was mainly attributable to an increase in salary expense.

Yew trees

During the three months ended March 31, 2013, we sold approximately 180,000 pieces of yew seedlings and trees as compared to approximately 97,000 pieces of yew seedlings and trees in the three months ended March 31, 2012, an increase in volume of 86.6%. However, we saw a decrease in the average unit selling price of yew seedlings and trees of 41.4% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in our average unit selling price for yew seedlings and trees was primarily attributable to the different sales revenue mix with varying unit selling prices. The selling price of yew trees is dependent on the age, size, shape and variety of the seedling or tree. For example, generally speaking, smaller, less developed yew trees sell for less than more mature seedlings or trees. We sold fewer mature and larger yew trees as a percentage of total yew trees sales during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012; therefore, the average unit selling price of yew trees decreased in the three months ended March 31, 2013. The decrease in our gross margin percentage related to the sale of yew trees for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was because we sold fewer mature yew trees in the three months ended March 31, 2013 and we had higher profit margin on those more mature yew trees. As a result, we saw a lower overall gross margin in our yew trees segment for the three months ended March 31, 2013.

The increase in our cost of revenues in the yew trees segment for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was attributable to the increase in our revenues in the yew trees segment and the increased cost of cultivating yew trees in the three months ended March 31, 2013. We sold approximately 180,000 pieces of yew seedlings and trees in the three months ended March 31, 2013, as compared to approximately 97,000 pieces of yew seedlings and trees in the three months ended March 31, 2012. The average cost per yew tree was approximately $2.00 for the three months ended March 31, 2013, as compared to $1.87 per yew tree for the three months ended March 31, 2012.

In connection with our entering into a land use agreement in July 2012 (the “Fuye Field Agreement”), we acquired more than 80,000 trees – which are not yew trees – located on that property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Larix trees are used primarily in landscaping and we currently anticipate that we will begin selling larix trees to customers during 2013. Spruce and poplar trees are used primarily as building materials and we currently anticipate that we will begin selling these trees to customers in later periods, when these trees reach maturity in several years.

Handicrafts

During the three months ended March 31, 2013 and 2012, revenue from the sale of handicrafts made from yew timber amounted to $45,825 and $29,541, respectively, including sales to a related party of $0 and $1,603, respectively, an increase of $16,284, or 55.1%. In August 2012, we began to more actively market our handicraft products. Specific steps taken to market our handicraft products include:

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

Starting in January 2013, we also began selling some of our more moderately-priced handicrafts on a television shopping program that is broadcast in Heilongjiang Province, of which Harbin is the capital. The increase in our cost of revenues in the handicrafts segments for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due to increased costs incurred in connection with increased sales of handicrafts and a different product mix sold.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2013 and December 31, 2012, we had cash balances of $544,377 and $386,821, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2012 to March 31, 2013:

			December 31, 2012 to March 31, 2013
Category	March 31, 2013	December 31, 2012	Change	Percentage change
Current assets:
Cash	$544,377	$386,821	$157,556	40.7%
Accounts receivable	1,487,837	722,598	765,239	105.9%
Accounts receivable – related party	558,775	284,986	273,789	96.1%
Inventories	1,351,097	991,234	359,863	36.3%
Prepaid expenses and other assets	302,539	150	302,389	*
Prepaid expenses – related parties	53,712	60,245	(6,533)	(10.8)%
Current liabilities:
Accounts payable	2,036	990	1,046	105.7%
Accrued expenses and other payables	333,299	199,098	134,201	67.4%
Taxes payable	3,535	5,722	(2,187)	(38.2)%
Due to related parties	49,104	47,876	1,228	2.6%
Working capital:
Total current assets	$4,298,337	$2,446,034	$1,852,303	75.7%
Total current liabilities	387,974	253,686	134,288	52.9%
Working capital	$3,910,363	$2,192,348	$1,718,015	78.4%
* nominal

Our working capital increased $1,718,015 to $3,910,363 at March 31, 2013, from working capital of $2,192,348 at December 31, 2012. This increase in working capital is primarily attributable to:

●	an increase in cash of approximately $158,000;
●	an increase in accounts receivable of approximately $765,000;
●	an increase in accounts receivable – related party of approximately $274,000;
●	an increase in inventories of approximately $360,000;
●	an increase in prepaid expenses and other assets of approximately $302,000;

partially offset by:

●	an increase in accrued expenses and other payables of approximately $134,000.

For the three months ended March 31, 2013, net cash flow provided by operating activities was $154,102, as compared to net cash flow provided by operating activities of $597,512 for the three months ended March 31, 2012, a decrease of $443,410. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2013, net cash flow provided by operating activities of $154,102 was primarily attributable to:

●
net income of approximately $942,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $56,000 and amortization of land use rights and yew forest assets of approximately $89,000; and

●
the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in inventories of approximately $261,000 and an increase in accrued expenses and other payables of approximately $133,000;

partially offset by:

●
the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $761,000, an increase in accounts receivable – related party of approximately $272,000 and an increase in prepaid expenses and other assets of approximately $302,000.

For the three months ended March 31, 2012, net cash flow provided by operating activities of $597,512 was primarily attributable to:

●
net income of approximately $1,027,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $50,000 and amortization of land use rights and yew forest assets of approximately $86,000; and

●
the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in inventories of approximately $63,000 and an increase in amount due to related parties of approximately $70,000;

offset primarily by:

●
the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $316,000, a decrease in accounts payable of approximately $352,000 and a decrease in accrued expenses and other payable of approximately $31,000.

During the three months ended March 31, 2013 and 2012, we did not have any investing activity.

During the three months ended March 31, 2013, we did not have any financing activity. Net cash flow used in financing activities was approximately $215,000 for the three months ended March 31, 2012. During the three months ended March 31, 2012, we made repayments to related parties of approximately $215,000.

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and advances from related parties. From March 2008 to September 2009, we received approximately $2.9 million of proceeds in the aggregate from offerings and sales of our common stock. Except for the portion used to pay for professional and other expenses in the U.S., substantial portions of the proceeds we received through sales of our common stock were retained in the PRC and used to fund our working capital requirements. As the PRC government imposes controls on PRC companies’ ability to convert RMB into foreign currencies and the remittance of currency out of China, from time to time, in order to fund our corporate activities in the U.S., Zhiguo Wang, our President and CEO, advanced funds to us in the U.S. and we repaid the amounts owed to him in RMB in the PRC.

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2013 and December 31, 2012, approximately $27.0 million and $25.7 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain potential commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows.

The following tables summarize our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$602,746	$6,459	$137,635	$24,659	$433,993
Total	$602,746	$6,459	$137,635	$24,659	$433,993

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $154,652 and $145,905 for the three months ended March 31, 2013 and March 31, 2012, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

Interest Rate Risk

We have not been, nor do we currently anticipate being, exposed to material risks due to changes in interest rates because we do not have any consolidated debt.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

March 31, 2013 not have any consolidated debtem. This is the first I am hearing of increased sales effort for higher priced handWe are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A.RISK FACTORS

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

Date: May 14, 2013

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