Form 10-Q
period 2013-06-30
Yew Bio-Pharm Group, Inc.
filed 2013-08-14
CIK 1548240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 12, 2013, there were 50,000,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2013

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

●	industry-wide market factors and regulatory and other developments affecting our operations;
●	any impairment of any of our assets;
●	a slowdown in the Chinese banking industry, including the availability of credit; and
●	risks related to changes in accounting interpretations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$30,021	$386,821
Accounts receivable	1,767,073	722,598
Accounts receivable - related party	1,486,700	284,986
Inventories	1,247,219	991,234
Prepaid expenses and other assets	24,465	150
Prepaid expenses - related parties	47,556	60,245

Total Current Assets	4,603,034	2,446,034

LONG-TERM ASSETS:
Inventories, net of current portion	9,755,424	9,382,164
Property and equipment, net	801,397	885,969
Land use rights and yew forest assets, net	15,736,290	15,328,318

Total Long-term Assets	26,293,111	25,596,451

Total Assets	$30,896,145	$28,042,485

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,996	$990
Accrued expenses and other payables	187,423	199,098
Taxes payable	2,997	5,722
Due to related parties	50,387	47,876

Total Current Liabilities	244,803	253,686

Total Liabilities	244,803	253,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	-	-
Common stock ($0.001 par value; 140,000,000 shares authorized; 50,000,000 issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	50,000	50,000
Additional paid-in capital	10,396,377	10,396,377
Retained earnings	15,199,568	13,182,032
statutory reserves	2,426,978	2,179,494
Accumulated other comprehensive income - foreign currency translation adjustment	2,578,419	1,980,896

Total Shareholders' Equity	30,651,342	27,788,799

Total Liabilities and Shareholders' Equity	$30,896,145	$28,042,485

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Revenues	$1,143,880	$1,905,421	$2,584,871	$3,300,074
Revenues - related party	962,486	-	1,320,435	159,692

Total Revenues	2,106,366	1,905,421	3,905,306	3,459,766

COST OF REVENUES:
Cost of revenues	206,310	297,744	701,969	580,548
Cost of revenues - related party	299,212	-	382,222	25,224

Total Cost of Revenues	505,522	297,744	1,084,191	605,772

GROSS PROFIT	1,600,844	1,607,677	2,821,115	2,853,994

OPERATING EXPENSES:
Selling	6,079	5,350	11,693	11,237
General and administrative	271,908	150,062	543,869	363,773

Total Operating Expenses	277,987	155,412	555,562	375,010

INCOME FROM OPERATIONS	1,322,857	1,452,265	2,265,553	2,478,984

OTHER INCOME (EXPENSES):
Interest income	42	1,509	84	1,588
Other income (expense)	(200)	(361)	(617)	(361)

Total Other Income (Expenses)	(158)	1,148	(533)	1,227

NET INCOME	$1,322,699	$1,453,413	$2,265,020	$2,480,211

COMPREHENSIVE INCOME:
NET INCOME	$1,322,699	$1,453,413	$2,265,020	$2,480,211

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	442,871	21,762	597,523	167,667

COMPREHENSIVE INCOME	$1,765,570	$1,475,175	$2,862,543	$2,647,878

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.03	$0.05	$0.05
Diluted	$0.03	$0.03	$0.05	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,000,000	50,000,000	50,000,000	45,563,187
Diluted	50,000,000	50,000,000	50,000,000	50,000,000

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,265,020	$2,480,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,954	103,200
Amortization of land use rights and yew forest assets	178,817	172,171
Loss on disposal of fixed assets	420	-
Changes in operating assets and liabilities:
Accounts receivable	(1,019,696)	(316,181)
Accounts receivable - related party	(1,184,390)	-
Prepaid expenses and other assets	(24,082)	(1,739)
Prepaid expenses - related parties	13,801	(70,625)
Inventories	(186,105)	(40,286)
Accounts payable	2,957	(1,306,617)
Accrued expenses and other payables	(14,358)	(40,191)
Due to related parties	2,448	22,473
Taxes payable	(2,824)	655
Advances from customers	-	232,077

NET CASH PROVIDED BY OPERATING ACTIVITIES	134,962	1,235,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,084)	(46,305)
Payments for yew forest assets	(493,878)	-
Deposit on land use right	-	(995,969)

NET CASH USED IN INVESTING ACTIVITIES	(496,962)	(1,042,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related parties advances	-	(236,595)

NET CASH USED IN FINANCING ACTIVITIES	-	(236,595)

EFFECT OF EXCHANGE RATE ON CASH	5,200	5,258

NET DECREASE IN CASH	(356,800)	(38,463)

CASH - beginning of period	386,821	732,371

CASH - end of period	$30,021	$693,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Shares issued for refundable common stock subscription	$-	$950,000

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2013, and the results of operations and cash flows for the six-month period ended June 30, 2013 and 2012, have been made.

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

As of June 30, 2013, JSJ has agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2013 and December 31, 2012, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

Assets	June 30, 2013	December 31, 2012
Cash	$26,149	$343,990
Accounts receivable	1,767,073	722,598
Accounts receivable – related party	1,486,700	284,986
Inventories (current and long-term)	11,002,643	10,373,398
Prepaid expenses and other assets	24,315	-
Prepaid expenses - related parties	45,940	57,870
Property and equipment, net	719,813	790,563
Land use rights and yew forest assets, net	15,736,290	15,328,318
Total assets of VIE	$30,808,923	$27,901,723
Liabilities
Accounts payable	$3,996	$990
Accrued expenses and other payables	130,643	79,981
Taxes payable	3,115	6,305
Due to YBP and JSJ	1,760,445	1,939,720
Due to related parties	4,412	1,900
Total liabilities of VIE	$1,902,611	$2,028,896

The assets and liabilities in the table above are held in HDS, the VIE. The creditors of HDS have legal recourse only to the assets of HDS and do not have such recourse to the Company. In addition, HDS’ assets are generally restricted only to pay such liabilities. Thus, the Company’s maximum legal exposure to loss related to the VIE is significantly less than the carrying value of the HDS assets due to outstanding intercompany liabilities. Restricted net assets of the VIE shall mean that amount of our proportionate share of net assets of HDS (after intercompany eliminations) which as of the end of the most recent fiscal year and most recent reporting balance sheet date may not be transferred to the parent company by the VIE in the form of loans, advances or cash dividends without the consent of a third party (e.g. lender, regulatory agency, foreign government).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the previously reported financial position, results of operations and cash flows.

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30, 2013			December 31, 2012
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$209,197	$2,761,357	$2,970,554	$284,628	$2,734,896	$3,019,524
Work-in-process	52,813	-	52,813	22,523	-	22,523
Finished goods - handicrafts	175,292	665,510	840,802	153,578	695,426	849,004
Yew seedlings	806,524	3,346,620	4,153,144	530,505	3,622,991	4,153,496
Other trees	3,393	2,981,937	2,985,330	-	2,328,851	2,328,851
Total	$1,247,219	$9,755,424	$11,002,643	$991,234	$9,382,164	$10,373,398

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of June 30, 2013 and December 31, 2012.

The Company’s subsidiary and VIE, JSJ and HDS, respectively, being incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(25%)	(25%)
Total provision for income taxes	-	-

Income before income tax expenses of $1,322,699 and $1,453,413 for the three months ended June 30, 2013 and 2012, respectively, and $2,265,020 and $2,480,211 for the six months ended June 30, 2013 and 2012, respectively, was attributed to subsidiaries with operations in China. HDS and JSJ recorded no income tax expense for the six months ended June 30, 2013 and 2012 due to the fact that HDS has been granted a tax exemption and has loss carry-forwards from previous years to offset income tax liability generated for handicraft sales and JSJ has been incurring net losses.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax exemption effect	$353,167	$370,819	$622,111	$651,981
Tax reduction due to loss carry-forward	-	6,081	-	1,665
Loss not subject to income tax	(7,795)	-	(5,669)	(2,145)
Basic net income per share effect	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted net income per share effect	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment, which only represents a small portion of net revenues.

The Company has incurred net operating loss for income tax purposes for the three and six months ended June 30, 2013 and 2012. The net operating loss carry-forwards for U.S. income tax purposes amounted to $1,163,539 and $962,787 at June 30, 2013 and December 31, 2012, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at June 30, 2013 and December 31, 2012. The valuation allowance at June 30, 2013 and December 31, 2012 was $395,603 and $327,348, respectively. The net change in the valuation allowance was an increase of $19,989 and $18,424 during the three months ended June 30, 2013 and 2012, respectively. The net change in the valuation allowance was an increase of $68,255 and $42,770 during the six months ended June 30, 2013 and 2012, respectively, and management will review this valuation allowance periodically and make adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013	December 31, 2012
U.S. tax benefit of net operating loss carry forward	$395,603	$327,348
Valuation allowance	(395,603)	(327,348)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $18.6 million and $16.4 million as of June 30, 2013 and December 31, 2012, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

The number of shares of the Company’s common stock subject to each Founder’s Option is as follows:

Name of Optionee	Number of Shares Subject to Founder's Option
Zhiguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300
Total	22,805,512

There were no stock warrants issued, terminated/forfeited and exercised during the six months ended June 30, 2013.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at June 30, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2013	Weighted Average Exercise Price
$0.22	22,805,512	4.45	$0.22	22,805,512	$0.22

The intrinsic value of options at June 30, 2013 is zero since the estimated market value of the Company’s common stock as of June 30, 2013 is lower than the exercise price of the options.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,322,699	$1,453,413	$2,265,020	$2,480,211
Weighted average common stock outstanding – basic	50,000,000	50,000,000	50,000,000	45,563,187
Effect of dilutive securities:
Subscribed common shares issuable	-	-	-	4,436,813
Stock options issued to directors/officers	-	-	-	-
Weighted average common stock outstanding – diluted	50,000,000	50,000,000	50,000,000	50,000,000
Net income per common share – basic	$0.03	$0.03	$0.05	$0.05
Net income per common share – diluted	$0.03	$0.03	$0.05	$0.05

The Company's aggregate common stock equivalents at June 30, 2013 and December 31, 2012 included the following:

	June 30, 2013	December 31, 2012
Stock options	22,805,512	22,805,512
Total	22,805,512	22,805,512

NOTE 7 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and six months ended June 30, 2013 and 2012, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2013	2012	2013	2012
A	*	*	*	18%
B	*	28%	*	15%
C	*	11%	*	14%
D	*	*	*	14%
E	*	23%	*	13%
F	*	21%	*	12%
G (Yew Pharmaceutical, a related party)	46%	*	34%	*
H	24%	*	33%	*
*	Less than 10%

The two largest customers accounted for 73% of the Company’s total outstanding accounts receivable at June 30, 2013, of which Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 45.7%. Three customers accounted for 100% of the Company’s total outstanding accounts receivable at December 31, 2012, of which Yew Pharmaceutical accounted for 28.3%.

Suppliers

For the three and six months ended June 30, 2013 and 2012, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2013	2012	2013	2012
A	62%	*	62%	*
B	38%	*	38%	*
*	Less than 10%

For the three and six months ended June 30, 2013, two suppliers accounted for 100% of the Company’s purchases and the Company had $49,611 payable with these suppliers at June 30, 2013.

For the three and six months ended June 30, 2012, the Company did not make material purchases and a third party supplier accounted for 100% of the Company’s accounts payable at December 31, 2012.

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

Cooperation and Development Agreement and Revenues from Related Party

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical, which will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at a price of RMB 1,000,000 (approximately $160,000) per metric ton.

For the three months ended June 30, 2013 and 2012, sales to Yew Pharmaceutical under the Development Agreement amounted to $962,486 and $0, respectively. For the six months ended June 30, 2013 and 2012, sales to Yew Pharmaceutical under the Development Agreement amounted to $1,320,435 and $158,089, respectively. Additionally, for the three months ended June 30, 2013 and 2012, the Company did not record any revenue from the sale of yew handicrafts to Yew Pharmaceutical. For the six months ended June 30, 2013 and 2012, the Company recorded revenues from the sale of yew handicrafts to Yew Pharmaceutical of $0 and $1,603, respectively.  In summary, for the three and six months ended June 30, 2013 and 2012, the Company recorded revenues from the following related party:

	Three Months Ended June 30,		Six Months Ended June 30,
Name of related party	2013	2012	2013	2012
Yew Pharmaceutical	$962,486	$-	$1,320,435	$159,692
Total	$962,486	$-	$1,320,435	$159,692

At June 30, 2013 and December 31, 2012, the Company had accounts receivable from Yew Pharmaceutical of $1,486,700 and $284,986, respectively, which was included in accounts receivable–related party on the accompanying consolidated balance sheets.

Purchases

For the three and six months ended June 30, 2013 and 2012, the Company did not make any material purchases from its related party companies.

Operating leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leases 361 mu (approximately 60 acres) of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended June 30, 2013 and 2012, rent expense related to the ZTC Lease amounted to $6,539 and $6,415, respectively. For the six months ended June 30, 2013 and 2012, rent expense related to the ZTC Lease amounted to $13,000 and $12,841, respectively. At June 30, 2013 and December 31, 2012, prepaid rent to ZTC amounted to $45,940 and $57,870, respectively, which was included in prepaid expenses–related parties on the accompanying consolidated balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB 12,000 (approximately $2,000) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB 15,600 (approximately $2,500) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. For the three months ended June 30, 2013 and 2012, rent expense related to the Store Lease amounted to $628 and $616, respectively. For the six months ended June 30, 2013 and 2012, rent expense related to the Store Lease amounted to $1,248 and $1,233, respectively. Since December 2012, the premises subject to the Store Lease have been used as warehouse and exhibition space rather than retail space.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 15,000 (approximately $2,400) are due for each year of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended June 30, 2013 and 2012, rent expense related to the Office Lease amounted $603 and $593, respectively. For the six months ended June 30, 2013 and 2012, rent expense related to the Office Lease amounted $1,200 and $1,186, respectively.

On July 1, 2012, JSJ entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 320 square feet of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB 10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the three and six months ended June 30, 2013, rent expense related to the JSJ Lease amounted to $402 and $800, respectively. At June 30, 2013 and December 31, 2012, prepaid rent to Mr. Wang amounted to $1,616 and $2,375, respectively, which was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in the three months ended June 30, 2013 and 2012, aggregated approximately $3,842 and $1,251, respectively and in the six months ended June 30, 2013 and 2012, aggregated approximately $7,350 and $5,070, respectively. The space provided by Mr. Wang to use as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang, to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount of $3,842 and $1,251 for the three months ended June 30, 2013 and 2012, respectively, and the amount of $7,350 and $5,070 for the six months ended June 30, 2013 and 2012, respectively, that the Company paid to third parties for expenses related to the property in the three and six months ended June 30, 2013 and 2012, is not material.

At June 30, 2013 and December 31, 2012, the total prepaid rent for the above operating leases with related parties amounted to $47,556 and $60,245, respectively, which amount was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

Due to related parties

Certain of the Company’s officers and directors, from time to time, have provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The due to related parties amount at June 30, 2013 and December 31, 2012 was as follows:

Name of related parties	June 30, 2013	December 31, 2012
Zhiguo Wang	$47,187	$45,976
Guifang Qi	3,200	1,900
Total	$50,387	$47,876

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was initially two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB 200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, the Company entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of June 30, 2013, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended June 30, 2013 and 2012, the Company appropriated to the statutory surplus reserve in the amount of $138,524 and $148,686, respectively. For the six months ended June 30, 2013 and 2012, the Company appropriated to the statutory surplus reserve in the amount of $247,484 and $261,458, respectively. The accumulated balance of the statutory reserve of the Company as of June 30, 2013 and December 31, 2012 was $2,426,978 and $2,179,494, respectively.

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

During the three and six months ended June 30, 2013 and 2012, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
TCM raw materials	$1,270,330	$1,225,360	$2,166,491	$1,966,643
Yew trees	796,653	673,565	1,653,607	1,457,088
Handicrafts	39,383	6,496	85,208	36,035
	2,106,366	1,905,421	3,905,306	3,459,766
Cost of revenues:
TCM raw materials	415,091	176,781	615,051	288,082
Yew trees	44,991	118,220	405,678	299,015
Handicrafts	45,440	2,743	63,462	18,675
	505,522	297,744	1,084,191	605,772
Depreciation and amortization
TCM raw materials	89,573	84,399	178,817	168,823
Yew trees	8,665	18,774	17,226	27,065
Handicrafts	7,811	8,045	15,563	16,104
Other	30,204	27,505	70,165	63,379
	136,253	138,723	281,771	275,371

Net income (loss)
TCM raw materials	855,239	1,048,579	1,551,440	1,678,561
Yew trees	751,662	555,345	1,247,929	1,158,073
Handicrafts	(6,057)	3,753	21,746	17,360
Other	(278,145)	(154,264)	(556,095)	(373,783)
	$1,322,699	$1,453,413	$2,265,020	$2,480,211

Information with respect to identifiable long-lived assets, net, as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
TCM raw materials	$15,737,211	$14,983,045
Yew trees	3,726,206	4,357,203
Handicrafts	774,032	817,917
Other	6,055,662	5,438,286
	$26,293,111	$25,596,451

Information with respect to expenditures for segment assets for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	2012
TCM raw materials	$493,878	$-
Yew trees	-	-
Handicrafts	-	-
Other	3,084	46,305
	$496,962	$46,305

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through August 14, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012, and consolidated financial conditions as of June 30, 2013 and December 31, 2012 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and six months ended June 30, 2013 and 2012, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three and six months ended June 30, 2013, revenue by segment as a percentage of consolidated revenues is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
TCM raw materials	60.3%	64.3%	55.5%	56.8%
Yew trees	37.8%	35.3%	42.3%	42.1%
Handicrafts	1.9%	0.4%	2.2%	1.1%
Total	100.0%	100.0%	100.0%	100.0%

For the three and six months ended June 30, 2013, revenue by segment as a percentage of consolidated revenues is summarized by third party and related party revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
TCM raw materials - Total	60.3%	64.3%	55.5%	56.8%
TCM raw materials – third parties	14.6%	59.7%	21.7%	52.2%
TCM raw materials – related party	45.7%	4.6%	33.8%	4.6%

Handicrafts - Total	1.9%	0.4%	2.2%	1.1%
Handicrafts– third parties	1.9%	0.3%	2.2%	1.0%
Handicrafts – related party	-	0.1%	-	0.1%

All of our revenues were generated by HDS and in the PRC. Other than expenses (approximately $201,000 and $126,000 for the six months ended June 30, 2013 and 2012, respectively) incurred primarily related to meeting its reporting requirements in the U.S., YBP has no other significant business operations. At June 30, 2013, YBP has approximately $1,000 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $13,000, including approximately $3,000 in cash at June 30, 2013. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Note 2 of Notes to Consolidated Financial Statements. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues - third parties	$1,143,880	$1,905,421	$2,584,871	$3,300,074
Revenues - related party	962,486	-	1,320,435	159,692
Total revenues	2,106,366	1,905,421	3,905,306	3,459,766
Cost of revenues - third parties	206,310	297,744	701,969	580,548
Cost of revenues - related party	299,212	-	382,222	25,224
Total cost of revenues	505,522	297,744	1,084,191	605,772
Gross profit	1,600,844	1,607,677	2,821,115	2,853,994
Operating expenses	277,987	155,412	555,562	375,010
Income from operations	1,322,857	1,452,265	2,265,553	2,478,984
Other income (expenses)	(158)	1,148	(533)	1,227
Net income	1,322,699	1,453,413	2,265,020	2,480,211
Other comprehensive income:
Foreign currency translation adjustment	442,871	21,762	597,523	167,667
Comprehensive income	$1,765,570	$1,475,175	$2,862,543	$2,647,878

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Revenues

For the three months ended June 30, 2013, we had total revenues of $2,106,366, as compared to $1,905,421 for the three months ended June 30, 2012, an increase of $200,945 or 10.5%. For the six months ended June 30, 2013, we had total revenues of $3,905,306, as compared to $3,459,766 for the six months ended June 30, 2012, an increase of $445,540 or 12.9%. As more fully described in segment financial data below, the increase in total revenue was attributable to an increase in revenues from all three of our business segments. Total revenue is summarized as follows:

	Three Months Ended June 30,			Percentage
	2013	2012	Increase	Change
TCM raw materials	$1,270,330	$1,225,360	$44,970	3.7%
Yew trees	796,653	673,565	123,088	18.3%
Handicrafts	39,383	6,496	32,887	506.3%
Total	$2,106,366	$1,905,421	$200,945	10.5%

	Six Months Ended June 30,			Percentage
	2013	2012	Increase	Change
TCM raw materials	$2,166,491	$1,966,643	$199,848	10.2%
Yew trees	1,653,607	1,457,088	196,519	13.5%
Handicrafts	85,208	36,035	49,173	136.5%
Total	$3,905,306	$3,459,766	$445,540	12.9%

For the three months ended June 30, 2013 and 2012, we had revenue from the sale of TCM raw materials of $962,486 and $0, respectively, from Yew Pharmaceutical, a related party, an increase of $962,486. For the six months ended June 30, 2013 and 2012, we had revenue from the sale of TCM raw materials of $1,320,435 and $158,089, respectively, to Yew Pharmaceutical, an increase of $1,162,346. Revenue generated from Yew Pharmaceutical, a related party, increased during the three- and six-month periods ended June 30, 2013 because Yew Pharmaceutical needed to replenish its inventory of yew raw materials in connection with its manufacture of Zi Shan. The sale of TCM raw materials to third party customers decreased as our customers indicated to us that they had sufficient inventory from purchases of yew raw materials in prior periods.

Yew Pharmaceutical is our single largest customer. For the three months ended June 30, 2013 and 2012, revenue from sales to Yew Pharmaceutical amounted to $962,486, or 45.7%, of consolidated revenue and $-0-, or -0-%, of consolidated revenue, respectively.  For the six months ended June 30, 2013 and 2012, revenue from sales to Yew Pharmaceutical amounted to $1,320,435, or 33.8%, of consolidated revenues and $159,692, or 4.6%, of consolidated revenue, respectively.  We expect that, as a percentage of revenue, sales of TCM raw materials will increase to third party customers and decrease to Yew Pharmaceutical during the remainder of 2013.

Revenue from TCM raw materials and the allocation of sales between related and third parties may fluctuate from period to period depending upon the then current needs of our third-party customers and Yew Pharmaceutical. Because yew raw materials is our largest business segment, any fluctuation in revenue from TCM raw materials may have a significant impact on net income in such periods. Currently, we are largely dependent on Yew Pharmaceutical and a small number of larger, third party customers of TCM raw materials, although we are attempting to expand our sales and marketing efforts to new customers as well. We do not expect sales of TCM raw materials to Yew Pharmaceutical to recommence until the fourth quarter of 2013, because of the cyclical nature of Yew Pharmaceutical’s purchase requirements.

We currently have significant accounts receivable from Yew Pharmaceutical and certain of our third party customers of TCM raw materials. See “Liquidity and Capital Resources” below.

Cost of Revenues

Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land use rights and yew forest assets, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs.

As more fully described in segment information below:

●	For the three months ended June 30, 2013, cost of revenues amounted to $505,522 as compared to $297,744 for the three months ended June 30, 2012, an increase of $207,778 or 69.8%.
●	For the six months ended June 30, 2013, cost of revenues amounted to $1,084,191 as compared to $605,772 for the six months ended June 30, 2012, an increase of $478,419 or 79.0%.
●	For the three months ended June 30, 2013, cost of revenues accounted for 24.0% of total revenues compared to 15.6% of total revenues for the three months ended June 30, 2012.
●	For the six months ended June 30, 2013, cost of revenues accounted for 27.8% of total revenues compared to 17.5% of total revenues for the six months ended June 30, 2012.

               Cost of revenues by product categories was as follows:

	Three Months Ended June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
TCM raw materials	$415,091	$176,781	$238,310	134.8%
Yew trees	44,991	118,220	(73,229)	(61.9)%
Handicrafts	45,440	2,743	42,697	1,556.6%
Total	$505,522	$297,744	$207,778	69.8%

	Six Months Ended June 30,			Percentage
	2013	2012	Increase	Change
TCM raw materials	$615,051	$288,082	$326,969	113.5%
Yew trees	405,678	299,015	106,663	35.7%
Handicrafts	63,462	18,675	44,787	239.8%
Total	$1,084,191	$605,772	$478,419	79.0%

Gross Profit

For the three months ended June 30, 2013, gross profit was $1,600,844 as compared to $1,607,677 for the three months ended June 30, 2012, representing gross margins of 76.0% and 84.4%, respectively. For the six months ended June 30, 2013, gross profit was $2,821,115 as compared to $2,853,994 for the six months ended June 30, 2012, representing gross margins of 72.2% and 82.5%, respectively. The decrease in our overall gross profit margin for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily attributable to a decrease in gross profit margin in TCM raw materials and handicrafts segments, offset by an increase in gross profit margin in yew trees segment. The decrease in our overall gross profit margin for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily a result of a decrease in gross profit margin in all three of our business segments.

Gross profit margins by product categories were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	(Decrease) Increase	2013	2012	(Decrease) Increase
TCM raw materials	67.3%	85.6%	(18.3)%	71.6%	85.4%	(13.8)%
Yew trees	94.4%	82.4%	12.0%	75.5%	79.5%	(4.0)%
Handicrafts	(15.4)%	57.8%	(73.2)%	25.5%	48.2%	(22.7)%
Total	76.0%	84.4%	(8.4)%	72.2%	82.5%	(10.3)%

               As more fully described in segment information below:

●
For the three and six months ended June 30, 2013, our gross margin percentages related to the sale of TCM raw materials decreased as compared to the comparable period in the prior year. The decrease in these gross margin percentages was primarily attributable to a decrease in that the average unit selling price for our TCM raw materials and an increase in the average unit cost of TCM raw materials, which contributed to the lower gross profit margin in the 2013 periods.

●
The increase in our gross margin percentage related to the sale of yew trees and seedlings for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is primarily attributable to the fact that the average unit selling price for our yew trees was higher and the average unit cost for our yew trees was lower, which contributed to the higher gross profit margin in the second quarter of fiscal 2013. The decrease in our gross margin percentage related to the sale of yew trees and seedlings for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily attributable to the fact that the average unit selling price for our yew trees was lower and the average unit cost for our yew trees was higher, which contributed to the lower gross profit margin in the first half of fiscal 2013

●
The decrease in our gross margin percentage related to the sale of handicrafts for the three and six months ended June 30, 2013 was mainly due to the different sales revenue mix with different gross profit margins. During the three and six months ended June 30, 2013, we sold fewer lower-priced handicrafts with higher profit margin and sold more higher-priced handicrafts, which generally have lower profit margins compared to lower-priced handicrafts. Therefore, our gross margin percentage related to the sale of handicrafts for the 2013 periods decreased. Additionally, during the second quarter of fiscal 2013, we sold two handicraft products with revenue of $14,446 (36.7% of total handicraft revenue for the three months ended June 30, 2013)) with a corresponding cost of revenue of $38,667 (85.1% of total handicraft costs of revenues for the three months ended June 30, 2013). Accordingly, during the three months ended June 30, 2013, we recognized a negative gross profit of $24,221 from the transaction. The two handicraft products sold at a negative were observed as having some breakage and cracks, and accordingly, management decided to sell these products at a selling price that was lower than cost.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Salary and related benefit	$4,231	$3,960	$8,119	$7,702
Shipping and handling	149	192	711	393
Other	1,699	1,198	2,863	3,142
Total	$6,079	$5,350	$11,693	$11,237

For the three months ended June 30, 2013, selling expenses were $6,079 as compared to $5,350 for the three months ended June 30, 2012, an increase of $729, or 13.6%. The increase in our selling expenses for the three months ended June 30, 2013 was primarily attributable to an increase in other miscellaneous selling expenses and salary and related benefits, partially offset by a decrease in shipping and handling expense.

For the six months ended June 30, 2013, selling expenses were $11,693 as compared to $11,237 for the six months ended June 30, 2012, an increase of $456, or 4.1%. The increase in our selling expenses for the six months ended June 30, 2013 was primarily attributable to an increase in salary and related benefit and shipping and handling expenses, partially offset by a decrease in other miscellaneous selling expenses.

General and Administrative Expenses

For the three months ended June 30, 2013, general and administrative expenses amounted to $271,908, as compared to $150,062 for the three months ended June 30, 2012, an increase of $121,846, or 81.2%. For the six months ended June 30, 2013, general and administrative expenses amounted to $543,869, as compared to $363,773 for the six months ended June 30, 2012, an increase of $180,096, or 49.5%. General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation and related benefits	$70,437	$64,683	$139,699	$140,005
Depreciation	37,693	45,575	85,089	88,990
Travel and entertainment	27,850	20,475	47,762	40,301
Professional fees	89,426	11,550	172,681	45,254
Other	46,502	7,779	98,638	49,223
Total	$271,908	$150,062	$543,869	$363,773

The increase in our general and administrative expenses for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was primarily attributable to increases in compensation and related benefits, travel and entertainment expense, professional fees and other miscellaneous general and administrative expenses, offset by a decrease in depreciation expense.

The changes in general and administrative expenses for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, consisted of the following:

●
For the three months ended June 30, 2013, compensation and related benefits increased by $5,754, or 8.9%, as compared to the three months ended June 30, 2012, which was primarily attributable to an increase in salaries paid to our management and other administrative staff resulting from the increase in sales during the same period. For the six months ended June 30, 2013, compensation and related benefits decreased by $306, or 0.2%, as compared to the six months ended June 30, 2012.

●
For the three months ended June 30, 2013, depreciation decreased by $7,882, or 17.3%, as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, depreciation decreased by $3,901, or 4.4%, as compared to the six months ended June 30, 2012. The decreases were primarily attributable to a decrease in depreciable assets.

●
For the three months ended June 30, 2013, travel and entertainment increased by $7,375 or 36.0%, as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, travel and entertainment increased by $7,461 or 18.5%, as compared to the six months ended June 30, 2012. These increases for the periods shown were primarily related to an increase in travel to the United States in connection with meetings with the Company’s professional advisors.

●
Professional fees consisted primarily of legal, accounting, investor relations fees and other fees associated with the cost of being a public company in the United States. For the three months ended June 30, 2013, professional fees increased by $77,876, or 674.3%, as compared to the three months ended June 30, 2012. The increase was primarily attributable to an increase in fees incurred and paid for investor relations service  and consulting fees of approximately $36,000, an increase in legal fees  of approximately $19,000, an increase in fees incurred and paid for the Company’s 2013 annual shareholders’ meeting (the “2013 Shareholders’ Meeting”) of approximately $7,000, an increase in fees incurred and paid for SEC filings  service of approximately $9,000 and an increase in other miscellaneous professional fees of approximately $7,000 in the second quarter of fiscal 2013. For the six months ended June 30, 2013, professional fees increased by $127,427, or 281.6%, as compared to the six months ended June 30, 2012. The increase was mainly attributable to an increase in fees for investor relations and consulting services of approximately $57,000, an increase in legal fees of approximately $28,000, an increase in fees incurred  the Company’s 2013 Shareholders’ Meeting of approximately $19,000, an increase in fees incurred  SEC filing fees  of approximately $14,000, an increase in fees incurred for DTC advisory service of approximately $12,000, offset by a decrease in other miscellaneous professional fees of approximately $3,000 in the first half of fiscal 2013.

●
For the three months ended June 30, 2013, other miscellaneous general and administrative expense increased by $38,723, or 497.8%, as compared to the three months ended June 30, 2012. The increase was primarily due to an increase in vehicle expenses of approximately $17,000, an increase in office expense of approximately $3,000, an increase in research and development expense of approximately $4,000, an increase in rent expense of approximately $3,000, an increase in miscellaneous taxes of approximately $4,000 and an increase in other miscellaneous items of approximately $7,000. For the six months ended June 30, 2013, other miscellaneous general and administrative expense increased by $49,415, or 100.4%, as compared to the six months ended June 30, 2012. The increase was primarily due to an increase in vehicle expenses of approximately $26,000, an increase in miscellaneous taxes of approximately $11,000, an increase in office expense of approximately $5,000, an increase in research and development expense of approximately $4,000 and an increase in other miscellaneous items of approximately $3,000.

Income from Operations

For the three months ended June 30, 2013, income from operations was $1,322,857, as compared to income from operations of $1,452,265 for the three months ended June 30, 2012, a decrease of $129,408, or 8.9%. This decrease was primarily attributable to an increase in general and administrative expenses.

For the six months ended June 30, 2013, income from operations was $2,265,553, as compared to income from operations of $2,478,984 for the six months ended June 30, 2012, a decrease of $213,431, or 8.6%. This decrease was primarily attributable to an increase in general and administrative expenses and a decrease in overall gross profit.

Other Income (Expenses)

For the three months ended June 30, 2013, total other expenses was $158, as compared to total other income of $1,148 for the three months ended June 30, 2012. For the six months ended June 30, 2013, total other expenses was $533, as compared to total other income of $1,227 for the six months ended June 30, 2012.

Net Income

As a result of the factors described above, our net income was $1,322,699 or $0.03 per share (basic and diluted), for the three months ended June 30, 2013, as compared to net income of $1,453,413, or $0.03 per share (basic and diluted), for the three months ended June 30, 2012. Our net income was $2,265,020 or $0.05 per share (basic and diluted), for the six months ended June 30, 2013, as compared to net income of $2,480,211, or $0.05 per share (basic and diluted), for the six months ended June 30, 2012.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2013, we reported an unrealized gain on foreign currency translation of $442,871, as compared to $21,762 for the three months ended June 30, 2012. For the six months ended June 30, 2013, we reported an unrealized gain on foreign currency translation of $597,523, as compared to $167,667 for the six months ended June 30, 2012. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended June 30, 2013, comprehensive income of $1,765,570 was derived from the sum of our net income of $1,322,699 plus a foreign currency translation gain of $442,871. For the three months ended June 30, 2012, comprehensive income of $1,475,175 was derived from the sum of our net income of $1,453,413 plus a foreign currency translation gain of $21,762.

For the six months ended June 30, 2013, comprehensive income of $2,862,543 was derived from the sum of our net income of $2,265,020 plus a foreign currency translation gain of $597,523. For the six months ended June 30, 2012, comprehensive income of $2,647,878 was derived from the sum of our net income of $2,480,211 plus a foreign currency translation gain of $167,667.

Segment Information

For the three and six months ended June 30, 2013 and 2012, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended June 30, 2013 and 2012 was as follows:

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues:
TCM raw materials	$307,844	$962,486	$1,270,330	$1,225,360	$-	$1,225,360
Yew trees	796,653	-	796,653	673,565	-	676,565
Handicrafts	39,383	-	39,383	6,496	-	6,496
Total revenues	$1,143,880	$962,486	$2,106,366	$1,905,421	$-	$1,905,421

Cost of sales:
TCM raw materials	$115,879	$299,212	$415,091	$176,781	$-	$176,781
Yew trees	44,991	-	44,991	118,220	-	118,220
Handicrafts	45,440	-	45,440	2,743	-	2,743
Total cost of revenues	$206,310	$299,212	$505,522	$297,744	$-	$297,744

Information with respect to these reportable business segments for the six months ended June 30, 2013 and 2012 was as follows:

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues:
TCM raw materials	$846,056	$1,320,435	$2,166,491	$1,808,554	$158,089	$1,966,643
Yew trees	1,653,607	-	1,653,607	1,457,088	-	1,457,088
Handicrafts	85,208	-	85,208	34,432	1,603	6,496
Total revenues	$2,584,871	$1,320,435	$3,905,306	$3,300,074	$159,692	$3,459,766

Cost of sales:
TCM raw materials	$232,829	$382,222	$615,051	$263,723	$24,359	$288,082
Yew trees	405,678	-	405,678	299,015	-	299,015
Handicrafts	63,462	-	63,462	17,810	865	18,675
Total cost of revenues	$701,969	$382,222	$1,084,191	$580,548	$25,224	$605,772

TCM raw materials

In February 2010, we began selling yew branches and leaves that are used in the production of TCM. On January 9, 2010, we entered into the Development Agreement with Yew Pharmaceutical, a related party, for the development, production and sale of yew-based TCM. Pursuant to the Development Agreement, we sell yew branches and leaves to Yew Pharmaceutical. Yew Pharmaceutical manufactures TCM at its own facilities in Harbin in accordance with the requirements of the Heilongjiang Food and Drug Administration (the “HFDA”). Yew Pharmaceutical is also responsible for producing the finished product in accordance with GMP requirements. In this regard, Yew Pharmaceutical received a GMP certificate in November 2009, and has filed all applications with, and obtained all approvals from, the HFDA. Using our TCM raw materials, Yew Pharmaceutical manufactures Zi Shan, a TCM secondary cancer treatment drug. Zi Shan is a CFDA approved TCM secondary cancer treatment drug, is also recognized for the treatment of liver diseases, menstrual disorders, and other ailments and is available over the counter (OTC) and with a prescription. Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi. For the three months ended June 30, 2013 and 2012, we had revenue of $962,486 and $0, respectively, from the sale of TCM raw materials to Yew Pharmaceutical and for the six months ended June 30, 2013 and 2012, we had revenue of $1,320,435 and $158,089, respectively, from the sale of TCM raw materials to Yew Pharmaceutical, pursuant to the Development Agreement.

TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals. For the three months ended June 30, 2013 and 2012, revenue from the sale of TCM raw materials to third parties amounted to $307,844 and $1,225,360, respectively. For the six months ended June 30, 2013 and 2012, revenue from the sale of TCM raw materials to third parties amounted to $846,056 and $1,808,554, respectively.

Such purchases are cyclical in nature. When our customers, who themselves are manufacturers, require raw materials to increase production, our sales of yew raw materials increase. When those customers have sufficient raw materials on hand or their own end-user customers have sufficient inventory of finished TCM product on hand, our sales of yew raw materials decrease.

Revenue generated from Yew Pharmaceutical increased during the three- and six-month periods ended June 30, 2013 because Yew Pharmaceutical needed to replenish its inventory of yew raw materials in connection with its manufacture of Zi Shan. The sale of TCM raw materials to third party customers decreased as our customers indicated to us that they had sufficient inventory from purchases of yew raw materials in prior periods.

Yew Pharmaceutical is our single largest customer of yew raw materials. For the three months ended June 30, 2013 and 2012, revenue from sales of yew raw materials to Yew Pharmaceutical amounted to $962,486, or 75.8%, of yew raw materials revenue and $-0-, or -0-%, of yew raw materials revenue, respectively.  For the six months ended June 30, 2013 and 2012, revenue from sales of yew raw materials to Yew Pharmaceutical amounted to $1,320,435, or 60.9%, of yew raw materials revenue and $158,089, or 8.0%, of yew raw materials revenue, respectively.  We expect that, as a percentage of revenue, sales of TCM raw materials will increase to third party customers and decrease to Yew Pharmaceutical during the remainder of 2013.

Revenue from TCM raw materials and the allocation of sales between related and third parties may fluctuate from period to period depending upon the then current needs of our third-party customers and Yew Pharmaceutical. Because yew raw materials is our largest business segment, any fluctuation in revenue from TCM raw materials may have a significant impact on in net income in such periods. Currently, we are largely dependent on Yew Pharmaceutical and a small number of larger, third party customers of TCM raw materials, although we are attempting to expand our sales and marketing efforts to new customers as well. We do not expect sales of TCM raw materials to Yew Pharmaceutical to recommence until the fourth quarter of 2013, because of the cyclical nature of Yew Pharmaceutical’s purchase requirements.

We currently have significant accounts receivable from Yew Pharmaceutical and certain of our third party customers of TCM raw materials. See “Liquidity and Capital Resources” below.

During the three months ended June 30, 2013, we sold 7,880 kg of TCM raw materials as compared to 7,050 kg of TCM raw materials during the three months ended June 30, 2012, an 11.8% increase in sales volume due primarily to increased sales to Yew Pharmaceutical, with a 7.2% decrease in our average unit selling price. During the six months ended June 30, 2013, we sold 13,207 kg of TCM raw materials as compared to 11,400 kg of TCM raw materials during the six months ended June 30, 2012, a 15.9% increase in sales volume due primarily to increased sales to Yew Pharmaceutical, with a 4.9% decrease in our average unit selling price.

Sales volume was summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales volume - third parties (kg)	1,880	7,050	4,957	10,400
Sales volume - related party (kg)	6,000	-	8,250	1,000
Total sales volume	7,880	7,050	13,207	11,400

The decrease in our average unit selling price was attributable to a decrease in the percentage of total TCM raw materials sales made to third party customers offset by an increase in the percentage of the total TCM sold to Yew Pharmaceutical. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $160,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of approximately RMB 1,100,000 (approximately $176,000) per metric ton.

The increase in our cost of revenues in the TCM raw materials segment for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was attributable to the increase in our revenues in the TCM raw materials segment as well a higher average unit cost for our TCM raw material due to the increased amortization from long-term yew forest assets and land use rights resulting from the decreased production level during the 2013 season.

Due to the factors discussed above, we had a decrease in our gross profit margin for the TCM raw materials segment for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012.

Yew trees

During the three months ended June 30, 2013, we sold approximately 38,000 pieces of yew seedlings and trees as compared to approximately 88,000 pieces of yew seedlings and trees in the three months ended June 30, 2012, a decrease in volume of 57.4%. However, we saw an increase in the average unit selling price of yew seedlings and trees of 177.7% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in our average unit selling price for yew seedlings and trees was primarily attributable to a different sales revenue mix with varying unit selling prices. The selling price of yew trees is dependent on the age, size, shape and variety of the seedling or tree. For example, generally speaking, smaller, less developed yew trees sell for less than more mature seedlings or trees. We sold more mature and larger yew trees as a percentage of total yew trees sales during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012; therefore, the average unit selling price of yew trees increased in the three months ended June 30, 2013. The increase in our gross margin percentage related to the sale of yew trees for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was because we sold more mature yew trees in the three months ended June 30, 2013 and we had higher profit margin on those more mature yew trees. As a result, we saw a higher gross margin in our yew trees segment for the three months ended June 30, 2013.

During the six months ended June 30, 2013, we sold approximately 218,000 pieces of yew seedlings and trees, as compared to approximately 185,000 pieces of yew seedlings and trees in the six months ended June 30, 2012, an increase in volume of 17.8%. We saw a decrease in the average unit selling price of yew seedlings and trees of 3.7% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease in our average unit selling price for yew seedlings and trees was primarily attributable to a different sales revenue mix with varying unit selling prices. The selling price of yew trees is dependent on the age, size, shape and variety of the seedling or tree. For example, generally speaking, smaller, less developed yew trees sell for less than more mature seedlings or trees. We sold fewer mature and larger yew trees as a percentage of total yew trees sales during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012; therefore, the average unit selling price of yew trees decreased in the six months ended June 30, 2013. The decrease in our gross margin percentage related to the sale of yew trees for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was because we sold fewer mature yew trees in the six months ended June 30, 2013 and we had higher profit margin on those more mature yew trees. As a result, we saw a lower gross margin in our yew trees segment for the six months ended June 30, 2013.

The decrease in our cost of revenues in the yew trees segment for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was attributable to the decreased cost of cultivating yew trees in the three months ended June 30, 2013. We sold approximately 38,000 pieces of yew seedlings and trees in the three months ended June 30, 2013, as compared to approximately 88,000 pieces of yew seedlings and trees in the three months ended June 30, 2012. The average cost per yew tree was approximately $1.19 for the three months ended June 30, 2013, as compared to $1.34 per yew tree for the three months ended June 30, 2012.

The increase in our cost of revenues in the yew trees segment for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was attributable to the increased cost of cultivating yew trees in the six months ended June 30, 2013. We sold approximately 218,000 pieces of yew seedlings and trees in the six months ended June 30, 2013, as compared to approximately 185,000 pieces of yew seedlings and trees in the six months ended June 30, 2012. The average cost per yew tree was approximately $1.86 for the six months ended June 30, 2013, as compared to $1.62 per yew tree for the six months ended June 30, 2012.

In connection with our entering into a land use agreement in July 2012 we acquired more than 80,000 trees which are not yew trees – located on that property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Larix trees are used primarily in landscaping and we currently anticipate that we will begin selling larix trees to customers during the next twelve months. Spruce and poplar trees are used primarily as building materials and we currently anticipate that we will begin selling these trees to customers in later periods, when these trees reach maturity in several years.

Handicrafts

During the three months ended June 30, 2013 and 2012, revenue from the sale of handicrafts made from yew timber amounted to $39,383 and $6,496, respectively, an increase of $32,887 or 506.3%. During the six months ended June 30, 2013 and 2012, revenue from the sale of handicrafts made from yew timber amounted to $85,208 and $36,035, including sales to a related party of $0 and $1,603, respectively, an increase of $49,173 or 136.5%.

The decrease in our gross margin percentage related to the sale of handicrafts for the three and six months ended June 30, 2013 was mainly due to a different sales revenue mix with different gross profit margins. During the three and six months ended June 30, 2013, we sold fewer lower-priced handicrafts with higher profit margin and sold more higher-priced handicrafts, which generally have lower profit margins compared to lower-priced handicrafts. Therefore, our gross margin percentage related to the sale of handicrafts for the 2013 periods decreased. Additionally, during the second quarter of fiscal 2013, we sold two handicraft products with revenue of $14,446 (36.7% of total handicraft revenue for the three months ended June 30, 2013) with a corresponding cost of revenue of $38,667 (85.1% of total handicraft costs of revenues for the three months ended June 30, 2013). Accordingly, during the three months ended June 30, 2013, we recognized a negative gross profit of $24,221 from the transaction. The two handicraft products sold at a negative were observed as having some breakage and cracks, and accordingly, management decided to sell these products at a selling price that was lower than cost.

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

We are continuing to evaluate the effectiveness and design of our selling efforts in the handicrafts segment, including the right sales volume quotas to establish with our distributors, in light of continued slower than desired sales of handicrafts.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2013 and December 31, 2012, we had cash balances of $30,021 and $386,821, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

We intend to meet our liquidity requirements through cash flow provided by operations, including new sales and collection of outstanding accounts receivables from various customers. At June 30, 2013, we had accounts receivable of $3,253,773, as compared to accounts receivable of $1,007,584 at December 31, 2012, an increase of $2,246,189. Of the total receivable, $1,486,700 was from Yew Pharmaceutical, a related party at June 30, 2013, as compared to $284,986 at December 31, 2012, an increase of $1,201,714. The receivable from Yew Pharmaceutical was our single largest receivable at June 30, 2013.

We believe that our relationship with these customers is good and that our accounts receivable are fully collectible. The nature of our relationship with some of our TCM raw materials customers, a number of which are of long duration, is that they themselves have long collection cycles for the TCM they sell to their customers, including hospitals. Accordingly, our customers may experience periodic liquidity issues in the normal operation of their businesses. From time to time, those liquidity issues make it more difficult for our customers to pay us and our accounts receivable increase.

We have set up a collection plan with Yew Pharmaceutical and our third party customers with whom we have significant accounts receivable as follows. They will be required to pay down a significant portion of the receivable we have from them during the third quarter and the balance by the end of the year. Additionally, future sales of TCM raw materials to them will depend upon their ability to fulfill their obligations under the payment plan and they may be required to pay for new purchases on a cash-and-carry basis, at least temporarily.

We believe that we will have sufficient cash flow from operations to satisfy our working capital needs and to fund our operations for at least the next 12 months. However, any significant delay in the collection of the outstanding accounts receivable could have an adverse effect on our ability to fund our working capital requirements.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2012 to June 30, 2013:

	June 30,	December 31,	December 31, 2012 to June 30, 2013
Category	2013	2012	Change	Percentage change
Current assets:
Cash	$30,021	$386,821	$(356,800)	(92.2)%
Accounts receivable	1,767,073	722,598	1,044,475	144.5%
Accounts receivable – related party	1,486,700	284,986	1,201,714	421.7%
Inventories	1,247,219	991,234	255,985	25.8%
Prepaid expenses and other assets	24,465	150	24,315	*
Prepaid expenses – related parties	47,556	60,245	(12,689)	(21.1)%
Current liabilities:
Accounts payable	3,996	990	3,006	303.6%
Accrued expenses and other payables	187,423	199,098	(11,675)	(5.9)%
Taxes payable	2,997	5,722	(2,725)	(47.6)%
Due to related parties	50,387	47,876	2,511	5.2%
Working capital:
Total current assets	$4,603,034	$2,446,034	$2,157,000	88.2%
Total current liabilities	244,803	253,686	(8,883)	(3.5)%
Working capital	$4,358,231	$2,192,348	$2,165,883	98.8%
*	not meaningful

Our working capital increased $2,165,883 to $4,358,231 at June 30, 2013, from working capital of $2,192,348 at December 31, 2012. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $1,044,000;
●	an increase in accounts receivable–related party of approximately $1,202,000 due to the increase in sales revenue from related party; and
●	an increase in inventories of approximately $256,000;

partially offset by:

●	a decrease in cash of approximately $357,000.

For the six months ended June 30, 2013, net cash flow provided by operating activities was $134,962, as compared to net cash flow provided by operating activities of $1,235,148 for the six months ended June 30, 2012, a decrease of $1,100,186. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2013, net cash flow provided by operating activities of $134,962 was primarily attributable to:

●
net income of approximately $2,265,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $103,000 and amortization of land use rights and yew forest assets of approximately $179,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in prepaid expenses–related parties of approximately $14,000;

partially offset by:

●
the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,020,000, and an increase in accounts receivable–related party of approximately $1,184,000, and an increase in inventories of approximately $186,000.

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

Net cash flow used in investing activities was approximately $497,000 for the six months ended June 30, 2013. During the six months ended June 30, 2013, we spent approximately $3,000 on purchase of property and equipment and made payments for yew forest assets of approximately $494,000. Net cash flow used in investing activities was approximately $1,042,000 for the six months ended June 30, 2012. During the six months ended June 30, 2012, we spent approximately $46,000 on purchase of property and equipment and spent approximately $996,000 on the payment of a deposit on a land use right acquisition.

During the six months ended June 30, 2013, we did not have any financing activity. Net cash flow used in financing activities was approximately $237,000 for the six months ended June 30, 2012 and consisted of repayments to a related party.

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and advances from related parties. From March 2008 to September 2009, we received approximately $2.9 million of proceeds in the aggregate from a series of offerings and sales of our common stock. Except for the portion used to pay for professional and other expenses in the United States, substantial portions of the proceeds we received through sales of our common stock were retained in the PRC and used to fund our working capital requirements. As the PRC government imposes controls on PRC companies’ ability to convert RMB into foreign currencies and the remittance of currency out of China, from time to time, in order to fund our corporate activities in the United States, Zhiguo Wang, our President and CEO, advanced funds to us in the United States and we repaid the amounts owed to him in RMB in the PRC.

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2013 and December 31, 2012, approximately $28.8 million and $25.7 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$604,775	$6,498	$137,445	$24,808	$436,024
Total	$604,775	$6,498	$137,445	$24,808	$436,024

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

Recently Enacted JOBS Act

We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Start-Ups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $597,523 and $167,667 for the six months ended June 30, 2013 and 2012, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

No material change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective May 28, 2013, the Financial Industry Regulatory Authority (FINRA) approved the Company's common stock for quotation on the Over-the-Counter Bulletin Board under the symbol “YEWB”.

Shares of the Company’s common stock received electronic eligibility status from The Depository Trust Corporation (“DTC”), effective as of July 12, 2013. As a result, the Company’s stock can be electronically cleared and settled by brokers through the facilities of DTC.

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

Date: August 14, 2013

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