Form 10-Q
period 2013-09-30
Yew Bio-Pharm Group, Inc.
filed 2013-11-12
CIK 1548240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 5, 2013, there were 50,000,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013

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
●
changes in the Chinese banking industry, including the availability of credit, which, among other things, could affect our ability to borrow funds or affect the ability of our customers to borrow funds and pay amounts owed to us on a timely basis;

●
The dependence of our largest purchaser of yew raw materials, Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), on receiving payments from hospitals for the TCM it sells to them, in order to make payments to us for the yew raw materials Yew Pharmaceutical buys from us;

●	The dependence of our other purchasers of yew raw materials to be paid by their customers, in order for them to make payments to us for the yew raw materials they buy from us; and
●	risks related to changes in accounting interpretations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 19 of our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,110,025	$386,821
Accounts receivable	1,027,690	722,598
Accounts receivable - related party	1,172,091	284,986
Inventories	1,447,980	991,234
Prepaid expenses and other assets	34,168	150
Prepaid expenses - related parties	40,832	60,245

Total Current Assets	4,832,786	2,446,034

LONG-TERM ASSETS:
Inventories, net of current portion	10,032,669	9,382,164
Property and equipment, net	977,824	885,969
Land use rights and yew forest assets, net	15,755,289	15,328,318

Total Long-term Assets	26,765,782	25,596,451

Total Assets	$31,598,568	$28,042,485

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,411	$990
Accrued expenses and other payables	113,751	199,098
Taxes payable	4,851	5,722
Due to related parties	51,657	47,876

Total Current Liabilities	174,670	253,686

Total Liabilities	174,670	253,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock ($0.001 par value; 10,000,000 shares authorized, no shares
issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	-	-
Common stock ($0.001 par value; 140,000,000 shares authorized; 50,000,000 shares
issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	50,000	50,000
Additional paid-in capital	10,396,377	10,396,377
Retained earnings	15,728,008	13,182,032
Statutory reserves	2,490,750	2,179,494
Accumulated other comprehensive income - foreign currency translation adjustment	2,758,763	1,980,896

Total Shareholders' Equity	31,423,898	27,788,799

Total Liabilities and Shareholders' Equity	$31,598,568	$28,042,485

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Revenues	$1,455,621	$930,557	$4,040,492	$4,230,631
Revenues - related party	88,706	442,467	1,409,141	602,159

Total Revenues	1,544,327	1,373,024	5,449,633	4,832,790

COST OF REVENUES:
Cost of revenues	618,059	146,409	1,320,028	726,957
Cost of revenues - related party	20,169	84,528	402,391	109,752

Total Cost of Revenues	638,228	230,937	1,722,419	836,709

GROSS PROFIT	906,099	1,142,087	3,727,214	3,996,081

OPERATING EXPENSES:
Selling	7,356	6,643	19,049	17,880
General and administrative	308,611	256,013	852,480	619,786

Total Operating Expenses	315,967	262,656	871,529	637,666

INCOME FROM OPERATIONS	590,132	879,431	2,855,685	3,358,415

OTHER INCOME (EXPENSES):
Interest income	161	474	245	2,062
Other income (expense)	1,919	(246)	1,302	(607)

Total Other Income (Expenses)	2,080	228	1,547	1,455

NET INCOME	$592,212	$879,659	$2,857,232	$3,359,870

COMPREHENSIVE INCOME:
NET INCOME	$592,212	$879,659	$2,857,232	$3,359,870

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	180,344	(59,359)	777,867	108,308

COMPREHENSIVE INCOME	$772,556	$820,300	$3,635,099	$3,468,178

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.02	$0.06	$0.07
Diluted	$0.01	$0.02	$0.06	$0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,000,000	50,000,000	50,000,000	47,052,920
Diluted	50,000,000	50,000,000	50,000,000	50,000,000

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,857,232	$3,359,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	147,782	158,502
Amortization of land use rights and yew forest assets	271,580	259,221
Loss on disposal of fixed assets	421	-
Changes in operating assets and liabilities:
Accounts receivable	(282,524)	(531,020)
Accounts receivable - related party	(869,562)	-
Prepaid expenses and other assets	(33,635)	(13,812)
Prepaid expenses - related parties	20,789	(67,361)
Inventories	(594,434)	(2,335,370)
Accounts payable	3,357	(451,897)
Accrued expenses and other payables	(88,148)	(66,648)
Due to related parties	3,688	27,247
Taxes payable	(1,010)	7,081

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,435,536	345,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(217,604)	(208,524)
Payments for land use rights and yew forest assets	(513,685)	(65,749)

NET CASH USED IN INVESTING ACTIVITIES	(731,289)	(274,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related parties advances	-	(239,043)

NET CASH USED IN FINANCING ACTIVITIES	-	(239,043)

EFFECT OF EXCHANGE RATE ON CASH	18,957	2,930

NET INCREASE (DECREASE) IN CASH	723,204	(164,573)

CASH - beginning of period	386,821	732,371

CASH - end of period	$1,110,025	$567,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Shares issued for refundable common stock subscription	$-	$950,000

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2013, and the results of operations and cash flows for the nine-month period ended September 30, 2013 and 2012, have been made.

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

As of September 30, 2013, JSJ has agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2013 and December 31, 2012, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

Assets	September 30, 2013	December 31, 2012
Cash	$1,091,749	$343,990
Accounts receivable	1,027,690	722,598
Accounts receivable – related party	1,172,091	284,986
Inventories (current and long-term)	11,480,650	10,373,398
Prepaid expenses and other assets	34,018	-
Prepaid expenses - related parties	39,613	57,870
Property and equipment, net	903,235	790,563
Land use rights and yew forest assets, net	15,755,289	15,328,318
Total assets of VIE	$31,504,335	$27,901,723
Liabilities
Accounts payable	$4,411	$990
Accrued expenses and other payables	70,687	79,981
Taxes payable	3,813	6,305
Due to YBP and JSJ	1,706,144	1,939,720
Due to related parties	5,682	1,900
Total liabilities of VIE	$1,790,737	$2,028,896

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

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30, 2013			December 31, 2012
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$354,500	$2,742,112	$3,096,612	$284,628	$2,734,896	$3,019,524
Work-in-process	88,749	-	88,749	22,523	-	22,523
Finished goods - handicrafts	196,647	626,737	823,384	153,578	695,426	849,004
Yew seedlings	796,715	3,527,843	4,324,558	530,505	3,622,991	4,153,496
Other trees	11,369	3,135,977	3,147,346	-	2,328,851	2,328,851
Total	$1,447,980	$10,032,669	$11,480,649	$991,234	$9,382,164	$10,373,398

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of September 30, 2013 and December 31, 2012.

The Company’s subsidiary and VIE, JSJ and HDS, respectively, being incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(25%)	(25%)
Total provision for income taxes	-	-

Income before income tax expenses of $592,212 and $879,659 for the three months ended September 30, 2013 and 2012, respectively, and $2,857,232 and $3,359,870 for the nine months ended September 30, 2013 and 2012, respectively, was attributed to subsidiaries with operations in China. HDS and JSJ recorded no income tax expense for the nine months ended September 30, 2013 and 2012 due to the fact that HDS has been granted a tax exemption and has loss carry-forwards from previous years to offset income tax liability generated for handicraft sales and JSJ has been incurring net losses.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax exemption effect	$156,812	$252,051	$778,923	$904,032
Tax reduction due to loss carry-forward	-	3,851	-	5,516
Gain (loss) not subject to income tax	1,786	(1,041)	(3,883)	(3,186)
Basic net income per share effect	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Diluted net income per share effect	$(0.00)	$(0.01)	$(0.02)	$(0.02)

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment, which only represents a small portion of net revenues.

The Company has incurred net operating loss for income tax purposes for the three and nine months ended September 30, 2013 and 2012. The net operating loss carry-forwards for U.S. income tax purposes amounted to $1,205,716 and $962,787 at September 30, 2013 and December 31, 2012, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at September 30, 2013 and December 31, 2012. The valuation allowance at September 30, 2013 and December 31, 2012 was $409,943 and $327,348, respectively. The net change in the valuation allowance was an increase of $14,340 and $47,527 during the three months ended September 30, 2013 and 2012, respectively. The net change in the valuation allowance was an increase of $82,595 and $90,297 during the nine months ended September 30, 2013 and 2012, respectively, and management will review this valuation allowance periodically and make adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013	December 31, 2012
U.S. tax benefit of net operating loss carry forward	$409,943	$327,348
Valuation allowance	(409,943)	(327,348)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $19.2 million and $16.4 million as of September 30, 2013 and December 31, 2012, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

The number of shares of the Company’s common stock subject to each Founder’s Option is as follows:

Name of Optionee	Number of Shares Subject to Founder's Option
Zhiguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300
Total	22,805,512

There were no stock warrants issued, terminated/forfeited and exercised during the nine months ended September 30, 2013.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at September 30, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2013	Weighted Average Exercise Price
$0.22	22,805,512	4.20	$0.22	22,805,512	$0.22

The intrinsic value of options at September 30, 2013 is zero since the estimated market value of the Company’s common stock as of September 30, 2013 is lower than the exercise price of the options.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders for basic and diluted net income per share of common stock	$592,212	$879,659	$2,857,232	$3,359,870
Weighted average common stock outstanding – basic	50,000,000	50,000,000	50,000,000	47,052,920
Effect of dilutive securities:
Subscribed common shares issuable	-	-	-	2,947,080
Stock options issued to directors/officers	-	-	-	-
Weighted average common stock outstanding – diluted	50,000,000	50,000,000	50,000,000	50,000,000
Net income per common share – basic	$0.01	$0.02	$0.06	$0.07
Net income per common share – diluted	$0.01	$0.02	$0.06	$0.07

The Company's aggregate common stock equivalents at September 30, 2013 and December 31, 2012 included the following:

	September 30, 2013	December 31, 2012
Stock options	22,805,512	22,805,512
Total	22,805,512	22,805,512

NOTE 7 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and nine months ended September 30, 2013 and 2012, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2013	2012	2013	2012
A	16%	20%	10%	16%
B	*	*	*	13%
C	*	13%	*	14%
D	*	17%	*	14%
E	*	*	*	11%
F	*	*	24%	*
G (Yew Pharmaceutical, a related party)	*	32%	26%	12%
*	Less than 10%

The three largest customers accounted for 88.6% of the Company’s total outstanding accounts receivable at September 30, 2013, of which Yew Pharmaceutical, a related party, accounted for 53.3%. Three customers accounted for 100% of the Company’s total outstanding accounts receivable at December 31, 2012, of which Yew Pharmaceutical accounted for 28.3%.

Suppliers

For the three and nine months ended September 30, 2013 and 2012, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2013	2012	2013	2012
A	*	*	62%	*
B	*	*	38%	*
C	*	100%	*	95%
*	Less than 10%

For the three months ended September 30, 2013, the Company did not make any significant purchases. For the nine months ended September 30, 2013, two suppliers accounted for 100% of the Company’s purchases and the Company did not have any payable with these suppliers at September 30, 2013.

For the three and nine months ended September 30, 2012, the Company did not make any purchases of yew seedlings. In connection with an agreement to acquire a land use right in July 2012 (the “Fuye Field Agreement”), the Company acquired more than 80,000 trees - which are not yew trees - for approximately $2.2 million (the amount was included in the land use right agreement as part of the purchase price) from an individual.  For the three and nine months ended September 30, 2012, this purchase  accounted for 100% and 95%, respectively, of the Company’s purchase of yew seedlings and other trees  and a third party supplier accounted for 100% of the Company’s accounts payable at December 31, 2012.

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

Cooperation and Development Agreement and Revenues from Related Party

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical, which will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at a price of RMB 1,000,000 (approximately $161,000) per metric ton.

For the three months ended September 30, 2013 and 2012, sales to Yew Pharmaceutical under the Development Agreement amounted to $88,706 and $442,467, respectively. For the nine months ended September 30, 2013 and 2012, sales to Yew Pharmaceutical under the Development Agreement amounted to $1,409,141 and $600,556, respectively. Additionally, for the three months ended September 30, 2013 and 2012, the Company did not record any revenue from the sale of yew handicrafts to Yew Pharmaceutical. For the nine months ended September 30, 2013 and 2012, the Company recorded revenues from the sale of yew handicrafts to Yew Pharmaceutical of $0 and $1,603, respectively.  In summary, for the three and nine months ended September 30, 2013 and 2012, the Company recorded revenues from the following related party:

	Three Months Ended September 30,		Nine Months Ended September 30,
Name of related party	2013	2012	2013	2012
Yew Pharmaceutical	$88,706	$442,467	$1,409,141	$602,159
Total	$88,706	$442,467	$1,409,141	$602,159

At September 30, 2013 and December 31, 2012, the Company had accounts receivable from Yew Pharmaceutical of $1,172,091 and $284,986, respectively, which was included in accounts receivable–related party on the accompanying consolidated balance sheets.

Purchases

For the three and nine months ended September 30, 2013 and 2012, the Company did not make any material purchases from its related party companies.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leases 361 mu (approximately 60 acres) of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended September 30, 2013 and 2012, rent expense related to the ZTC Lease amounted to $6,583 and $6,414, respectively. For the nine months ended September 30, 2013 and 2012, rent expense related to the ZTC Lease amounted to $19,583 and $19,255, respectively. At September 30, 2013 and December 31, 2012, prepaid rent to ZTC amounted to $39,613 and $57,870, respectively, which was included in prepaid expenses–related parties on the accompanying consolidated balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB 12,000 (approximately $2,000) is due for each of the second and third years thereof. The term of the Store Lease was three years and it expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB 15,600 (approximately $2,500) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. For the three months ended September 30, 2013 and 2012, rent expense related to the Store Lease amounted to $633 and $616, respectively. For the nine months ended September 30, 2013 and 2012, rent expense related to the Store Lease amounted to $1,881 and $1,849, respectively. Since December 2012, the premises subject to the Store Lease have been used as warehouse and exhibition space rather than retail space.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 15,000 (approximately $2,400) are due for each year of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended September 30, 2013 and 2012, rent expense related to the Office Lease amounted $608 and $592, respectively. For the nine months ended September 30, 2013 and 2012, rent expense related to the Office Lease amounted $1,808 and $1,778, respectively.

On July 1, 2012, JSJ entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 320 square feet of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB 10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the three months ended September 30, 2013 and 2012, rent expense related to the JSJ Lease amounted to $405 and $395, respectively. For the nine months ended September 30, 2013 and 2012, rent expense related to the JSJ Lease amounted to $1,205 and $395, respectively. At September 30, 2013 and December 31, 2012, prepaid rent to Mr. Wang amounted to $1,219 and $2,375, respectively, which was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in the three months ended September 30, 2013 and 2012, aggregated approximately $3,762 and $3,684, respectively, and in the nine months ended September 30, 2013 and 2012, aggregated approximately $11,112 and $8,754, respectively. The space provided by Mr. Wang to use as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang, to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount of $3,762 and $3,684 for the three months ended September 30, 2013 and 2012, respectively, and the amount of $11,112 and $8,754 for the nine months ended September 30, 2013 and 2012, respectively, that the Company paid to third parties for expenses related to the property in the three and nine months ended September 30, 2013 and 2012, is not material.

At September 30, 2013 and December 31, 2012, the total prepaid rent for the above operating leases with related parties amounted to $40,832 and $60,245, respectively, which amount was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

Amounts Due to Related Parties

Certain of the Company’s officers and directors, from time to time, have provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The due to related parties amount at September 30, 2013 and December 31, 2012 was as follows:

Name of related parties	September 30, 2013	December 31, 2012
Zhiguo Wang	$47,804	$45,976
Guifang Qi	3,853	1,900
Total	$51,657	$47,876

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was initially two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB 200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, the Company entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of September 30, 2013, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended September 30, 2013 and 2012, the Company appropriated to statutory reserve the amount of $63,772 and $102,361, respectively. For the nine months ended September 30, 2013 and 2012, the Company appropriated to statutory reserve the amount of $311,256 and $363,819, respectively. The accumulated balance of the statutory reserve of the Company as of September 30, 2013 and December 31, 2012 was $2,490,750 and $2,179,494, respectively.

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

During the three and nine months ended September 30, 2013 and 2012, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
TCM raw materials	$1,005,323	$893,909	$3,171,814	$2,860,552
Yew trees	448,810	396,416	2,102,417	1,853,504
Handicrafts	90,194	82,699	175,402	118,734
	1,544,327	1,373,024	5,449,633	4,832,790
Cost of revenues:
TCM raw materials	226,616	158,354	841,667	446,436
Yew trees	348,040	21,395	753,718	320,410
Handicrafts	63,572	51,188	127,034	69,863
	638,228	230,937	1,722,419	836,709
Depreciation and amortization
TCM raw materials	92,764	84,334	271,581	253,157
Yew trees	8,723	14,573	25,949	41,638
Handicrafts	7,795	7,428	23,358	23,532
Other	28,309	36,017	98,474	99,396
	137,591	142,352	419,362	417,723

Net income (loss)
TCM raw materials	778,707	735,555	2,330,147	2,414,116
Yew trees	100,770	375,021	1,348,699	1,533,094
Handicrafts	26,622	31,511	48,368	48,871
Other	(313,887)	(262,428)	(869,982)	(636,211)
	$592,212	$879,659	$2,857,232	$3,359,870

Information with respect to identifiable long-lived assets, net, as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
TCM raw materials	$15,755,289	$14,983,045
Yew trees	3,900,951	4,357,203
Handicrafts	913,414	817,917
Other	6,196,128	5,438,286
	$26,765,782	$25,596,451

Information with respect to expenditures for segment assets for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	2012
TCM raw materials	$513,685	$65,749
Yew trees	183,235	83,098
Handicrafts	-	-
Other	34,369	125,426
	$731,289	$274,273

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through November 12, 2013, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012, and consolidated financial conditions as of September 30, 2013 and December 31, 2012 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and nine months ended September 30, 2013 and 2012, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three and nine months ended September 30, 2013 and 2012, revenue by segment as a percentage of consolidated revenues is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
TCM raw materials	65.1%	65.1%	58.2%	59.2%
Yew trees	29.1%	28.9%	38.6%	38.3%
Handicrafts	5.8%	6.0%	3.2%	2.5%
Total	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended September 30, 2013 and 2012, revenue by segment as a percentage of consolidated revenues is summarized by third party and related party revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
TCM raw materials - Total	65.1%	65.1%	58.2%	59.2%
TCM raw materials – third parties	59.4%	32.9%	32.3%	46.8%
TCM raw materials – related party	5.7%	32.2%	25.9%	12.4%

Handicrafts - Total	5.8%	6.0%	3.2%	2.5%
Handicrafts– third parties	5.8%	6.0%	3.2%	2.4%
Handicrafts – related party	-	-	-	0.1%

All of our revenues were generated by HDS and in the PRC. Other than expenses (approximately $243,000 and $182,000 for the nine months ended September 30, 2013 and 2012, respectively) incurred primarily related to meeting its reporting requirements in the U.S., YBP has no other significant business operations. At September 30, 2013, YBP has approximately $15,000 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $11,000, including approximately $3,000 in cash at September 30, 2013. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Note 2 of Notes to Consolidated Financial Statements. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues - third parties	$1,455,621	$930,557	$4,040,492	$4,230,631
Revenues - related party	88,706	442,467	1,409,141	602,159
Total revenues	1,544,327	1,373,024	5,449,633	4,832,790
Cost of revenues - third parties	618,059	146,409	1,320,028	726,957
Cost of revenues - related party	20,169	84,528	402,391	109,752
Total cost of revenues	638,228	230,937	1,722,419	836,709
Gross profit	906,099	1,142,087	3,727,214	3,996,081
Operating expenses	315,967	262,656	871,529	637,666
Income from operations	590,132	879,431	2,855,685	3,358,415
Other income (expenses)	2,080	228	1,547	1,455
Net income	592,212	879,659	2,857,232	3,359,870
Other comprehensive income:
Foreign currency translation adjustment	180,344	(59,359)	777,867	108,308
Comprehensive income	$772,556	$820,300	$3,635,099	$3,468,178

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Revenues

For the three months ended September 30, 2013, we had total revenues of $1,544,327, as compared to $1,373,024 for the three months ended September 30, 2012, an increase of $171,303 or 12.5%. For the nine months ended September 30, 2013, we had total revenues of $5,449,633, as compared to $4,832,790 for the nine months ended September 30, 2012, an increase of $616,843 or 12.8%. As more fully described in segment financial data below, the increase in total revenue was attributable to an increase in revenues from all three of our business segments.

Total revenue is summarized as follows:

	Three Months Ended September 30,
	2013	2012	Increase	Percentage Change
TCM raw materials	$1,005,323	$893,909	$111,414	12.5%
Yew trees	448,810	396,416	52,394	13.2%
Handicrafts	90,194	82,699	7,495	9.1%
Total	$1,544,327	$1,373,024	$171,303	12.5%

	Nine Months Ended September 30,
	2013	2012	Increase	Percentage Change
TCM raw materials	$3,171,814	$2,860,552	$311,262	10.9%
Yew trees	2,102,417	1,853,504	248,913	13.4%
Handicrafts	175,402	118,734	56,668	47.7%
Total	$5,449,633	$4,832,790	$616,843	12.8%

During the nine months ended September 30, 2013, Yew Pharmaceutical, an affiliate, has been our single largest customer. For the three months ended September 30, 2013 and 2012, we had revenue from the sale of TCM raw materials of $88,706, or 5.7% of consolidated revenue, and $442,467, or 32.2% of consolidated revenue, respectively, from Yew Pharmaceutical, a related party, a decrease of $353,761. Additionally, for the nine months ended September 30, 2013 and 2012, we had revenue from the sale of TCM raw materials of $1,409,141, or 25.9% of consolidated revenues, and $600,556, or 12.5% of consolidated revenues, respectively, to Yew Pharmaceutical, an increase of $808,585.

As more fully described in segment information below, revenue from TCM raw materials and the allocation of sales between related and third parties may fluctuate from period to period depending upon the then current inventory and other purchasing needs of our third-party customers and Yew Pharmaceutical. Accordingly, in some periods we may have more sales to Yew Pharmaceutical and in other periods we may have more sales to third-party customers. During the three months ended September 30, 2013, Yew Pharmaceutical had sufficient inventory of yew raw materials for the production of Zi Shan and did not make significant purchases from us. Revenue generated from Yew Pharmaceutical increased during the nine months ended September 30, 2013 because Yew Pharmaceutical needed to replenish its inventory of yew raw materials in connection with its manufacture of Zi Shan. The sale of TCM raw materials to third party customers increased during the three months ended September 30, 2013 because our customers indicated to us that they needed additional inventory of yew raw materials to sell to their customers.  The sale of TCM raw materials to third party customers decreased during the nine months ended September 30, 2013 because our customers indicated to us that they had sufficient inventory of yew raw materials to sell to their customers. We expect that, as a percentage of revenue, sales of TCM raw materials will increase to third party customers and decrease to Yew Pharmaceutical during the remainder of 2013; however, the purchasing requirements of our customers could change.

Because TCM raw materials is our largest business segment, any fluctuation in revenue from TCM raw materials may have a significant impact on net income in such periods. Currently, we are largely dependent on Yew Pharmaceutical and a small number of larger, third party customers of TCM raw materials, although we are attempting to expand our sales and marketing efforts to new customers as well. To date, sales of yew raw materials to new customers have been smaller in amount and we expect this situation to continue at least for the remainder of this year.

We currently have significant accounts receivable from Yew Pharmaceutical and certain of our third party customers of TCM raw materials. See “Liquidity and Capital Resources” below. Subject to Yew Pharmaceutical’s paying down a significant portion of amounts it owes to us, we expect sales of TCM raw materials to Yew Pharmaceutical to recommence in the fourth quarter of 2013.

Cost of Revenues

Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land use rights and yew forest assets, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs.

As more fully described in segment information below:

●	For the three months ended September 30, 2013, total cost of revenues amounted to $638,228 as compared to $230,937 for the three months ended September 30, 2012, an increase of $407,291 or 176.4%.
●	For the nine months ended September 30, 2013, total cost of revenues amounted to $1,722,419 as compared to $836,709 for the nine months ended September 30, 2012, an increase of $885,710 or 105.9%.
●	For the three months ended September 30, 2013, total cost of revenues accounted for 41.3% of total revenues compared to 16.8% of total revenues for the three months ended September 30, 2012.
●	For the nine months ended September 30, 2013, total cost of revenues accounted for 31.6% of total revenues compared to 17.3 % of total revenues for the nine months ended September 30, 2012.

Cost of revenues by product categories was as follows:

	Three Months Ended September 30,
	2013	2012	Increase	Percentage Change

TCM raw materials	$226,616	$158,354	$68,262	43.1%
Yew trees	348,040	21,395	326,645	1,526.7%
Handicrafts	63,572	51,188	12,384	24.2%
Total	$638,228	$230,937	$407,291	176.4%

	Nine Months Ended September 30,
	2013	2012	Increase	Percentage Change
TCM raw materials	$841,667	$446,436	$395,231	88.5%
Yew trees	753,718	320,410	433,308	135.2%
Handicrafts	127,034	69,863	57,171	81.8%
Total	$1,722,419	$836,709	$885,710	105.9%

Gross Profit

   For the three months ended September 30, 2013, gross profit was $906,099 as compared to $1,142,087 for the three months ended September 30, 2012, representing gross margins of 58.7% and 83.2%, respectively. For the nine months ended September 30, 2013, gross profit was $3,727,214 as compared to $3,996,081 for the nine months ended September 30, 2012, representing gross margins of 68.4% and 82.7%, respectively.

   Gross profit margins by product categories were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	(Decrease)	2013	2012	(Decrease)
TCM raw materials	77.5%	82.3%	(4.8)%	73.5%	84.4%	(10.9)%
Yew trees	22.5%	94.6%	(72.1)%	64.1%	82.7%	(18.6)%
Handicrafts	29.5%	38.1%	(8.6)%	27.6%	41.2%	(13.6)%
Total	58.7%	83.2%	(24.5)%	68.4%	82.7%	(14.3)%

As more fully described in segment information below:

●
For the three months ended September 30, 2013, our gross margin percentage related to the sale of TCM raw materials decreased as compared to the three months ended September 30, 2012. The decrease was primarily attributable to an increase in the average unit cost of TCM raw materials, and partially offset by an increase in the average unit selling price for our TCM raw materials. For the nine months ended September 30, 2013, our gross margin percentage related to the sale of TCM raw materials decrease as compared to the nine months ended September 30, 2012. The decrease was mainly attributable to a decrease in the average unit selling price for our TCM raw materials and an increase in the average unit cost of TCM raw materials, which contributed to the lower gross profit margin in the 2013 period. During the 2013 and 2012 periods, we sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $161,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of approximately RMB 1,100,000 (approximately $177,000) per metric ton. During the three and nine months ended September 30, 2013, revenue from sales of TCM raw materials to Yew Pharmaceutical amounted to $8.8% and 44.4% of TCM raw materials revenue as compared to 49.5%, and 21.0% f or the comparable periods in 2012, respectively.  Accordingly, our average unit selling price may fluctuate from period to period depending on the allocation of sales between related and third parties. We currently expect that, as a percentage of revenue, sales of TCM raw materials will increase to third party customers and decrease to Yew Pharmaceutical during the remainder of 2013; however, the purchasing requirements of our customers could change.

●
For the three and nine months ended September 30, 2013, our gross margin percentages related to the sale of yew trees and seedlings decreased as compared to the comparable periods in the prior year. The decrease in these gross margin percentages was primarily attributable to a decrease in the average unit selling price for our yew trees and seedlings and an increase in the average unit cost of yew trees and seedlings, which contributed to the lower gross profit margin in the 2013 periods.

●
The decrease in our gross margin percentages related to the sale of handicrafts for the three and nine months ended September 30, 2013 was mainly due to the different sales revenue mix with different gross profit margins. During the three and nine months ended September 30, 2013, we sold fewer lower-priced handicrafts with higher profit margin and sold more higher-priced handicrafts, which generally have lower profit margins compared to lower-priced handicrafts. Therefore, our gross margin percentages related to the sale of handicrafts for the 2013 periods decreased. Additionally, during the nine months ended September 30, 2013, we sold two handicraft products with revenue of approximately $15,000 with a corresponding cost of revenue of $39,000. Accordingly, during the nine months ended September 30, 2013, we recognized a negative gross profit of approximately $24,000 from the transaction. The two handicraft products sold at a negative were observed as having some breakage and cracks, and accordingly, management decided to sell these products at a selling price that was lower than cost.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Salary and related benefit	$5,417	$4,016	$13,536	$11,718
Shipping and handling	817	303	1,528	696
Other	1,122	2,324	3,985	5,466
Total	$7,356	$6,643	$19,049	$17,880

For the three months ended September 30, 2013, selling expenses were $7,356 as compared to $6,643 for the three months ended September 30, 2012, an increase of $713, or 10.7%. For the nine months ended September 30, 2013, selling expenses were $19,049 as compared to $17,880 for the nine months ended September 30, 2012, an increase of $1,169, or 6.5%. The increase in our selling expenses for the three and nine months ended September 30, 2013 was primarily attributable to an increase in salary and related benefit and shipping and handling expenses, partially offset by a decrease in other miscellaneous selling expenses.

General and Administrative Expenses

For the three months ended September 30, 2013, general and administrative expenses amounted to $308,611, as compared to $256,013 for the three months ended September 30, 2012, an increase of $52,598, or 20.5%. For the nine months ended September 30, 2013, general and administrative expenses amounted to $852,480, as compared to $619,786 for the nine months ended September 30, 2012, an increase of $232,694, or 37.5%. General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation and related benefits	$82,214	$76,056	$221,913	$224,061
Depreciation	35,781	48,634	120,870	137,624
Travel and entertainment	17,057	27,819	64,819	68,120
Professional fees	108,591	74,374	281,272	111,628
Other	64,968	29,130	163,606	78,353
Total	$308,611	$256,013	$852,480	$619,786

The increase in our general and administrative expenses for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, was primarily attributable to the increase in professional fees and other miscellaneous general and administrative expenses, offset by the decrease in depreciation expense and travel and entertainment expense.

The changes in general and administrative expenses for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, consisted of the following:

●
For the three months ended September 30, 2013, compensation and related benefits increased by $6,158, or 8.1%, as compared to the three months ended September 30, 2012, which was mainly attributable to an increase in salaries paid to our management and other administrative staff resulting from our expanded business during the third quarter of 2013. For the nine months ended September 30, 2013, compensation and related benefits decreased by $2,148, or 1.0%, as compared to the nine months ended September 30, 2012.

●
For the three months ended September 30, 2013, depreciation decreased by $12,853, or 26.4%, as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, depreciation decreased by $16,754, or 12.2%, as compared to the nine months ended September 30, 2012. The decreases were primarily attributable to a decrease in depreciable assets.

●
For the three months ended September 30, 2013, travel and entertainment decreased by $10,762 or 38.7%, as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, travel and entertainment decreased by $3,301 or 4.8%, as compared to the nine months ended September 30, 2012. These decreases for the periods shown were primarily attributable to a decrease in travel activities.

●
Professional fees consisted primarily of legal, accounting, investor relations fees, investment banking fees and other fees associated with the cost of being a public company in the United States. For the three months ended September 30, 2013, professional fees increased by $34,217, or 46.0%, as compared to the three months ended September 30, 2012. The increase was primarily attributable to an increase in fees incurred and paid for investor relations service and investment banking fees in the aggregate amount of approximately $36,000, offset by a decrease in other miscellaneous professional fees of approximately $2,000 in the third quarter of fiscal 2013. For the nine months ended September 30, 2013, professional fees increased by $169,644, or 152.0%, as compared to the nine months ended September 30, 2012. The increase was mainly attributable to an increase in fees for investor relations, investment banking fees and consulting services of approximately $106,000, an increase in fees incurred for the Company’s 2013 Shareholders’ Meeting of approximately $19,000, an increase in fees related to SEC filing service of approximately $10,000, an increase in press release publication service charge of approximately $8,000, an increase in fees related to quarterly review and tax return preparation of approximately $14,000, and an increase in fees incurred for DTC advisory service of approximately $12,000.

●
For the three months ended September 30, 2013, other miscellaneous general and administrative expense increased by $35,838, or 123.0%, as compared to the three months ended September 30, 2012. The increase was primarily due to an increase in research and development expense of approximately $6,000, an increase in non-capitalized maintenance expenses of approximately $27,000 and an increase in other miscellaneous items of approximately $3,000. For the nine months ended September 30, 2013, other miscellaneous general and administrative expense increased by $85,253, or 108.8%, as compared to the nine months ended September 30, 2012. The increase was primarily due to an increase in vehicle expenses of approximately $32,000, an increase in U.S. tax interest and penalties of approximately $11,000, an increase in office expense of approximately $6,000, an increase in research and development expense of approximately $9,000 and an increase in non-capitalized maintenance expenses of approximately $27,000.

Income from Operations

For the three months ended September 30, 2013, income from operations was $590,132, as compared to income from operations of $879,431 for the three months ended September 30, 2012, a decrease of $289,299, or 32.9%. For the nine months ended September 30, 2013, income from operations was $2,855,685, as compared to income from operations of $3,358,415 for the nine months ended September 30, 2012, a decrease of $502,730, or 15.0%. These decreases for the periods shown were primarily attributable to a decrease in overall gross profit and an increase in general and administrative expenses.

Other Income (Expenses)

For the three months ended September 30, 2013, total other income was $2,080, as compared to total other income of $228 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, total other income was $1,547, as compared to total other income of $1,455 for the nine months ended September 30, 2012.

Net Income

As a result of the factors described above, our net income was $592,212 or $0.01 per share (basic and diluted), for the three months ended September 30, 2013, as compared to net income of $879,659, or $0.02 per share (basic and diluted), for the three months ended September 30, 2012. Our net income was $2,857,232 or $0.06 per share (basic and diluted), for the nine months ended September 30, 2013, as compared to net income of $3,359,870, or $0.07 per share (basic and diluted), for the nine months ended September 30, 2012.

Foreign Currency Translation Adjustment

 For the three months ended September 30, 2013, we reported an unrealized gain on foreign currency translation of $180,344, as compared to an unrealized loss of $59,359 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we reported an unrealized gain on foreign currency translation of $777,867, as compared to an unrealized gain of $108,308 for the nine months ended September 30, 2012. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains (loss) are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains or losses resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended September 30, 2013, comprehensive income of $772,556 was derived from the sum of our net income of $592,212 plus a foreign currency translation gain of $180,344. For the three months ended September 30, 2012, comprehensive income of $820,300 was derived from the sum of our net income of $879,659, partially offset by a foreign currency translation loss of $59,359.

For the nine months ended September 30, 2013, comprehensive income of $3,635,099 was derived from the sum of our net income of $2,857,232 plus a foreign currency translation gain of $777,867. For the nine months ended September 30, 2012, comprehensive income of $3,468,178 was derived from the sum of our net income of $3,359,870 plus a foreign currency translation gain of $108,308.

Segment Information

Overview

For the three and nine months ended September 30, 2013 and 2012, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended September 30, 2013 and 2012 was as follows:

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Revenues- third parties	Revenues – related party	Total	Revenues- third parties	Revenues – related party	Total
Revenues:
TCM raw materials	$916,617	$88,706	$1,005,323	$451,442	$442,467	$893,909
Yew trees	448,810	-	448,810	396,416	-	396,416
Handicrafts	90,194	-	90,194	82,699	-	82,699
Total revenues	$1,455,621	$88,706	$1,544,327	$930,557	$442,467	$1,373,024

Cost of revenues:
TCM raw materials	$206,447	$20,169	$226,616	$73,826	$84,528	$158,354
Yew trees	348,040	-	348,040	21,395	-	21,395
Handicrafts	63,572	-	63,572	51,188	-	51,188
Total cost of revenues	$618,059	$20,169	$638,228	$146,409	$84,528	$230,937

Information with respect to these reportable business segments for the nine months ended September 30, 2013 and 2012 was as follows:

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Revenues-third parties	Revenues – related party	Total	Revenues-third parties	Revenues – related party	Total
Revenues:
TCM raw materials	$1,762,673	$1,409,141	$3,171,814	$2,259,996	$600,556	$2,860,552
Yew trees	2,102,417	-	2,102,417	1,853,504	-	1,853,504
Handicrafts	175,402	-	175,402	117,131	1,603	118,734
Total revenues	$4,040,492	$1,409,141	$5,449,633	$4,230,631	$602,159	$4,832,790

Cost of revenues:
TCM raw materials	$439,276	$402,391	$841,667	$337,549	$108,887	$446,436
Yew trees	753,718	-	753,718	320,410	-	320,410
Handicrafts	127,034	-	127,034	68,998	865	69,863
Total cost of revenues	$1,320,028	$402,391	$1,722,419	$726,957	$109,752	$836,709

TCM raw materials

In February 2010, we began selling yew branches and leaves that are used in the production of TCM. On January 9, 2010, we entered into the Development Agreement with Yew Pharmaceutical, a related party, for the development, production and sale of yew-based TCM. Pursuant to the Development Agreement, we sell yew branches and leaves to Yew Pharmaceutical. Yew Pharmaceutical manufactures TCM at its own facilities in Harbin in accordance with the requirements of the Heilongjiang Food and Drug Administration (the “HFDA”). Yew Pharmaceutical is also responsible for producing the finished product in accordance with GMP requirements. In this regard, Yew Pharmaceutical received a GMP certificate in November 2009, and has filed all applications with, and obtained all approvals from, the HFDA. Using our TCM raw materials, Yew Pharmaceutical manufactures Zi Shan, a TCM secondary cancer treatment drug. Zi Shan is an HFDA approved TCM secondary cancer treatment drug, is also recognized for the treatment of liver diseases, menstrual disorders, and other ailments and is available over the counter (OTC) and with a prescription. Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi. For the three months ended September 30, 2013 and 2012, we had revenue of $88,706 and $442,467, respectively, from the sale of TCM raw materials to Yew Pharmaceutical and for the nine months ended September 30, 2013 and 2012, we had revenue of $1,409,141 and $600,556, respectively, from the sale of TCM raw materials to Yew Pharmaceutical, pursuant to the Development Agreement.

TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals. For the three months ended September 30, 2013 and 2012, revenue from the sale of TCM raw materials to third parties amounted to $916,617 and $451,442, respectively. For the nine months ended September 30, 2013 and 2012, revenue from the sale of TCM raw materials to third parties amounted to $1,762,673 and $2,259,996, respectively.

Such purchases are cyclical in nature. When our customers, who themselves are manufacturers, require raw materials to increase production, our sales of yew raw materials increase. When those customers have sufficient raw materials on hand or their own end-user customers have sufficient inventory of finished TCM product on hand, our sales of yew raw materials decrease. Additionally, the allocation of sales between Yew Pharmaceutical, our largest customer and an affiliate, and third party purchasers of yew raw materials changes from period to period based on the purchasing needs of our purchasers. Yew Pharmaceutical purchases yew raw materials from us which it uses to manufacture Zi Shan. Zi Shan is sold by Yew Pharmaceutical to hospitals. Third party purchasers of yew raw materials manufacture TCM which they sell to various customers of their own.

Revenue generated from Yew Pharmaceutical decreased during the three months ended September 30, 2013 because Yew Pharmaceutical had adequate inventory to manufacture Zi Shan and increased during the nine months ended September 30, 2013 because Yew Pharmaceutical needed to replenish its inventory of yew raw materials used in the manufacture of Zi Shan. The sale of TCM raw materials to third party customers increased during the three months ended September 30, 2013 because they indicated that they needed to replenish its inventory of yew raw materials used in the manufacture of TCM and decreased during the nine months ended September 30, 2013 because they indicated to us that they had sufficient inventory from purchases of yew raw materials in prior periods.

During the nine months ended September 30, 2013, Yew Pharmaceutical has been our single largest customer of yew raw materials. For the three months ended September 30, 2013 and 2012, revenue from sales of TCM raw materials to Yew Pharmaceutical amounted to $88,706, or 8.8%, of TCM raw materials revenue and $442,467, or 49.5%, of TCM raw materials revenue, respectively.  For the nine months ended September 30, 2013 and 2012, revenue from sales of TCM raw materials to Yew Pharmaceutical amounted to $1,409,141, or 44.4%, of TCM raw materials revenue and $600,556, or 21.0%, of TCM raw materials revenue, respectively.  We currently expect that, as a percentage of revenue, sales of TCM raw materials will increase to third party customers and decrease to Yew Pharmaceutical during the remainder of 2013; however, the purchasing requirements of our customers could change.

Revenue from TCM raw materials and the allocation of sales between related and third parties may fluctuate from period to period depending upon the then current needs of our third-party customers and Yew Pharmaceutical. Because yew raw materials is our largest business segment, any fluctuation in revenue from TCM raw materials may have a significant impact on in net income in such periods. Currently, we are largely dependent on Yew Pharmaceutical and a small number of larger, third party customers of TCM raw materials, although we are attempting to expand our sales and marketing efforts to new customers as well. To date, sales of yew raw materials to new customers have been smaller in amount and we expect this situation to continue at least for the remainder of this year. Subject to Yew Pharmaceutical’s paying down a significant portion of amounts it owes to us, we expect sales of TCM raw materials to Yew Pharmaceutical to recommence in the fourth quarter of 2013.

We currently have significant accounts receivable from Yew Pharmaceutical and certain of our third party customers of TCM raw materials. See “Liquidity and Capital Resources” below.

During the three months ended September 30, 2013, we sold 5,681 kg of TCM raw materials as compared to 5,400 kg of TCM raw materials during the three months ended September 30, 2012, an 5.2% increase in sales volume due primarily to increased sales to third party customers, with a 6.9% increase in our average unit selling price which was attributable to an increase in the percentage of total TCM raw materials sales made to third party customers offset by a decrease in the percentage of the total TCM raw materials sold to Yew Pharmaceutical. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $161,000) per metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of approximately RMB 1,100,000 (approximately $177,000) per metric ton.

During the nine months ended September 30, 2013, we sold 18,888 kg of TCM raw materials as compared to 16,800 kg of TCM raw materials during the nine months ended September 30, 2012, a 12.4% increase in sales volume due primarily to increased sales to Yew Pharmaceutical, with a 1.4% decrease in our average unit selling price which was attributable to a decrease in the percentage of total TCM raw materials sales made to third party customers and an increase in the percentage of the total TCM raw materials sold to Yew Pharmaceutical.

Sales volume was summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales volume - third parties (kg)	5,164	2,600	10,121	13,000
Sales volume - related party (kg)	517	2,800	8,767	3,800
Total sales volume	5,681	5,400	18,888	16,800

The increase in our cost of revenues in the TCM raw materials segment for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, was attributable to the increase in our revenues in the TCM raw materials segment as well a higher average unit cost for our TCM raw materials.

Unit cost of yew raw materials can fluctuate from period to period based on a number of variable factors, many of which we cannot control, including without limitation, weather, the relative difficulty in harvesting the branches and leaves from trees, and whether an entire tree is felled and processed (such as when the tree has died).

Due to the factors discussed above, we had a decrease in our gross profit margin for the TCM raw materials segment for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012.

Yew trees

During the three months ended September 30, 2013, we sold approximately 144,000 pieces of yew seedlings and trees as compared to approximately 42,000 pieces of yew seedlings and trees in the three months ended September 30, 2012, an increase in volume of 246.6% with a 67.3% decrease in the average unit selling price of yew seedlings and trees. During the nine months ended September 30, 2013, we sold approximately 362,000 pieces of yew seedlings and trees, as compared to approximately 227,000 pieces of yew seedlings and trees in the nine months ended September 30, 2012, an increase in volume of 59.9%. We saw a decrease in the average unit selling price of yew seedlings and trees of 29.0% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in our average unit selling price for yew seedlings and trees was primarily attributable to a different sales revenue mix with varying unit selling prices. The selling price of yew trees is dependent on many factors, including without limitation the age, size, shape and variety of the seedling or tree. For example, generally speaking, smaller, less developed and younger yew trees sell for less than more mature, better developed and more aesthetically pleasing seedlings or trees. Based primarily on customer demand, we sold fewer mature and larger yew trees as a percentage of total yew trees sales during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. Additionally, costs of production increased. Therefore, the average unit selling price of yew trees decreased in the three and nine months ended September 30, 2013. The decrease in our gross margin percentage related to the sale of yew trees for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, was because we sold fewer mature yew trees in the three and nine months ended September 30, 2013 and we had higher profit margin on those more mature yew trees. As a result, we saw a lower gross margin in our yew trees segment for the three and nine months ended September 30, 2013.

The increases in our cost of revenues in the yew trees segment for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, were attributable to the increases in our revenues in the yew trees segment and a higher average unit cost for our yew trees due to the increased cost of cultivating yew trees in the 2013 periods. We sold approximately 144,000 pieces of yew seedlings and trees in the three months ended September 30, 2013, as compared to approximately 42,000 pieces of yew seedlings and trees in the three months ended September 30, 2012. The average cost per yew tree was approximately $2.41 for the three months ended September 30, 2013, as compared to $0.51 per yew tree for the three months ended September 30, 2012. We sold approximately 362,000 pieces of yew seedlings and trees in the nine months ended September 30, 2013, as compared to approximately 227,000 pieces of yew seedlings and trees in the nine months ended September 30, 2012. The average cost per yew tree was approximately $2.08 for the nine months ended September 30, 2013, as compared to $1.41 per yew tree for the nine months ended September 30, 2012.

In connection with our entering into the Fuye Field Agreement in July 2012, we acquired more than 80,000 trees which are not yew trees – located on that property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Larix trees are used primarily in landscaping and we currently anticipate that we will begin selling larix trees to customers during the next twelve months. Spruce and poplar trees are used primarily as building materials and we currently anticipate that we will begin selling these trees to customers in later periods, when these trees reach maturity in several years.

Handicrafts

During the three months ended September 30, 2013 and 2012, revenue from the sale of handicrafts made from yew timber amounted to $90,194 and $82,699, respectively, an increase of $7,495 or 9.1%. During the nine months ended September 30, 2013 and 2012, revenue from the sale of handicrafts made from yew timber amounted to $175,402 and $118,734, including sales to a related party of $0 and $1,603, respectively, an increase of $56,668 or 47.7%.

The decrease in our gross margin percentage related to the sale of handicrafts for the three and nine months ended September 30, 2013 was mainly due to a different sales revenue mix with different gross profit margins. During the three and nine months ended September 30, 2013, we sold fewer lower-priced handicrafts with higher profit margin and sold more higher-priced handicrafts, which generally have lower profit margins compared to lower-priced handicrafts. Additionally, we sold certain damaged handicrafts at close to or below cost. Therefore, our gross margin percentage related to the sale of handicrafts for the 2013 periods decreased.

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

Starting in January 2013, we also began selling some of our more moderately-priced handicrafts on a television shopping program that is broadcast in Heilongjiang Province, of which Harbin is the capital. These programs ran during the three months ended September 30, 2013 but no sales of handicrafts were generated from such programs; therefore, we do not currently expect these programs to run during the fourth quarter of the year.

We have also recently produced some new handicraft products, including a tea table, with a number of pre-sales of this product. We began to sell this new product in the third quarter and expect sales to continue in future periods.

We are continuing to evaluate the effectiveness and design of our selling efforts in the handicrafts segment, including the right sales volume quotas to establish with our distributors, in light of continued slower than desired sales of handicrafts.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2013 and December 31, 2012, we had cash balances of $1,110,025 and $386,821, respectively.  These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

We intend to meet our liquidity requirements through cash flow provided by operations, including new sales and collection of outstanding accounts receivables from various customers. At September 30, 2013, we had accounts receivable of $2,199,781, as compared to accounts receivable of $1,007,584 at December 31, 2012, an increase of $1,192,197. Of the total receivable, $1,172,091 was from Yew Pharmaceutical, a related party, at September 30, 2013, as compared to $284,986 at December 31, 2012, an increase of $887,105. The receivable from Yew Pharmaceutical was our single largest receivable at September 30, 2013.

We believe that our relationship with these customers is good and that our accounts receivable are fully collectible. The nature of our relationship with some of our TCM raw materials customers, a number of which are of long duration, is that they themselves have long collection cycles for the TCM they sell to their customers, including hospitals. Non-hospital purchasers of yew raw materials can take between three and six months to pay us as part of their normal payment cycles, whereas hospitals can have a collection cycle of more than one year and therefore Yew Pharmaceutical can take significantly longer to pay us as part of its normal payment cycle. In part because of their own long collection cycles,  our customers may experience periodic liquidity issues in the normal operation of their businesses. From time to time, those liquidity issues make it more difficult for our customers to pay us and our accounts receivable increase.

We have set up a collection plan with Yew Pharmaceutical and our third party customers with whom we have significant accounts receivable as follows. During the third quarter, they were required to pay down a significant portion of the receivable we have from them.  They will be required to pay down a significant portion of the receivable we have from them during the fourth quarter of the year. Additionally, future sales of TCM raw materials to them will depend upon their ability to fulfill their obligations under the payment plan and they may be required to pay for new purchases on a cash-and-carry basis, at least temporarily. During the three months ended September 30, 2013, accounts receivable were reduced from $3,253,773 (at June 30, 2013) to $2,199,781, a decrease of $1,053,992. Of the accounts receivable outstanding at September 30, 2013, $1,172,091 was owed to us by Yew Pharmaceutical and $1,027,690 was owed to us by approximately nine third party customers. We currently believe that Yew Pharmaceutical will reduce its account receivable with us during the remainder of 2013 but will not eliminate it before the end of the year. We also expect accounts receivable from third party customers to continue to decrease during the remainder of 2013.

We believe that we will have sufficient cash flow from operations to satisfy our working capital needs and to fund our operations for at least the next 12 months. However, any significant delay in the collection of the outstanding accounts receivable could have an adverse effect on our ability to fund our working capital requirements.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2012 to September 30, 2013:

			December 31, 2012 to September 30, 2013
Category	September 30, 2013	December 31, 2012	Change	Percentage change
Current assets:
Cash	$1,110,025	$386,821	$723,204	187.0%
Accounts receivable	1,027,690	722,598	305,092	42.2%
Accounts receivable – related party	1,172,091	284,986	887,105	311.3%
Inventories	1,447,980	991,234	456,746	46.1%
Prepaid expenses and other assets	34,168	150	34,018	*
Prepaid expenses – related parties	40,832	60,245	(19,413)	(32.2)%
Current liabilities:
Accounts payable	4,411	990	3,421	345.6%
Accrued expenses and other payables	113,751	199,098	(85,347)	(42.9)%
Taxes payable	4,851	5,722	(871)	(15.2)%
Due to related parties	51,657	47,876	3,781	7.9%
Working capital:
Total current assets	$4,832,786	$2,446,034	$2,386,752	97.6%
Total current liabilities	174,670	253,686	(79,016)	(31.1)%
Working capital	$4,658,116	$2,192,348	$2,465,768	112.5%
*     not meaningful

  Our working capital increased $2,465,768 to $4,658,116 at September 30, 2013, from working capital of $2,192,348 at December 31, 2012. This increase in working capital is primarily attributable to:

●	an increase in cash of approximately $723,000;

●	an increase in accounts receivable of approximately $305,000;

●	an increase in accounts receivable–related party of approximately $887,000 due to the increase in sales revenue from related party; and

●	an increase in inventories of approximately $457,000;

  For the nine months ended September 30, 2013, net cash flow provided by operating activities was $1,435,536, as compared to net cash flow provided by operating activities of $345,813 for the nine months ended September 30, 2012, an increase of $1,089,723. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

  For the nine months ended September 30, 2013, net cash flow provided by operating activities of $1,435,536 was primarily attributable to:

●
net income of approximately $2,857,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $148,000 and amortization of land use rights and yew forest assets of approximately $272,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in prepaid expenses–related parties of approximately $21,000;

partially offset by:

●
the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $283,000, and an increase in accounts receivable–related party of approximately $870,000, an increase in prepaid expenses and other assets of approximately $34,000, an increase in inventories of approximately $594,000 and a decrease in accrued expenses and other payables of approximately $88,000.

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

Net cash flow used in investing activities was approximately $731,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we spent approximately $218,000 on purchase of property and equipment and made payments for land use rights and yew forest assets of approximately $514,000. During the nine months ended September 30, 2012, we spent approximately $208,000 on purchase of property and equipment and spent approximately $66,000 on purchase of land use rights and yew forest assets.

During the nine months ended September 30, 2013, we did not have any financing activity. During the nine months ended September 30, 2012, we made repayments to a related party of approximately $239,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2013 and December 31, 2012, approximately $29.6 million and $25.7 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$605,712	$6,526	$137,000	$24,914	$437,272
Total	$605,712	$6,526	$137,000	$24,914	$437,272

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $777,867 and $108,308 for the nine months ended September 30, 2013 and 2012, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

We are highly dependent upon naturally occurring long collection cycles experienced by some of our purchasers of yew raw materials, which could mean that at certain times our accounts receivable grow and our cash on hand decreases.

Yew raw materials is currently our single largest business segment. Our purchasers of yew raw materials are themselves manufacturers of TCM. Yew Pharmaceuticals, an affiliate, is licensed to produce Zi Shan from yew raw materials, which it sells to hospitals. Other purchasers of yew raw materials produce TCM and sell that TCM to other distributors. Some of our purchasers of yew raw materials experience naturally occurring long collection cycles from their own customers before they pay us. For example, hospitals may take one year or longer to pay Yew Pharmaceuticals, which in turn results in delays in payments made by Yew Pharmaceuticals to us. Other distributors and purchasers of TCM may take several months to pay our other purchasers of yew raw materials, which in turn also results in delays in payments made by them to us. Therefore, our accounts receivable can fluctuate significantly, growing in some periods and being reduced in other periods. At times when our accounts receivable are growing or remain large, our cash on hand may be reduced significantly. Such reductions in cash on hand could impede our ability to execute on our business model, including making expenditures for operations and investing in capital assets.

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

Date: November 12, 2013

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