Form 10-K
period 2013-12-31
Yew Bio-Pharm Group, Inc.
filed 2014-03-31
CIK 1548240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______ to _________

Commission File Number 000-54701

YEW BIO-PHARM GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1579105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Powerbilt Avenue
Las Vegas, Nevada 89148
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (702) 487-4683

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2014 was approximately $28,568,000.

As of March 31, 2014, there were 50,000,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Item 14 of Part III of this annual report on Form 10-K is hereby incorporated by reference to portions of the Registrant’s proxy statement for its Annual Meeting of Stockholders to be held in 2014. The proxy statement will be filed by the Registrant with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

YEW BIO-PHARM GROUP, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 15 below.

ii

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

ITEM 1	BUSINESS

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

For the year ended December 31, 2013, our TCM raw materials revenue represented approximately 56.1% of consolidated revenue (including 20.8% of consolidated revenues to related parties); sale of yew trees represented approximately 40.5% of consolidated revenue; and the sale of handicrafts represented approximately 3.5% of consolidated revenue. For the year ended December 31, 2012, our TCM raw materials revenue represented approximately 55.7% of consolidated revenue (including 15.1% of consolidated revenues to related parties); sale of yew trees represented approximately 41.9% of consolidated revenue; and the sale of handicrafts represented approximately 2.4% of consolidated revenue (including less than 0.1% of consolidated revenues to related parties).   We expect that sales from our TCM raw materials segment will become an increasingly important source of revenue for us.

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

YBP was incorporated in Nevada on November 5, 2007. YBP’s executive offices are located at 294 Powerbilt Avenue, Las Vegas, Nevada 89148 and our telephone number is (702) 487-4683. Our website is ww.yewchina.com. No part of our website is incorporated into this registration statement or any other report we file with the Securities and Exchange Commission, or the SEC, from time to time.

Industry Overview

Since 1996, we have grown Japanese yew trees (also referred to in China as Northeast yew trees), taxus cuspidata, on mountain hillsides near Harbin and cultivate them in four nurseries we operate near Harbin. We have successfully cultivated more than eight million yew nursery seedlings in four nurseries. These nurseries occupy approximately 19,759 Mu (approximately 2,957 acres) of forested land. We currently have the capacity to grow up to two million yew nursery seedlings annually. We also have contractual rights to use an additional 1,000,000 Mu (approximately 166,667 acre) site in Wuchang, which land we currently do not utilize, for future expansion of our yew tree growing operations.

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

Handicrafts

Yew wood is of medium strength, making it possible to fashion products from the yew tree without undue effort or expense requiring special equipment. To create our current inventory of award-winning handicrafts, including furniture, historically we employed between 15 and 20 artisans from throughout the PRC, principally from Fujian Province and Jiangxi Province in southern China, annually from summer through late fall, to manufacture handicrafts made from yew timber at our production facility near Harbin. Since we currently have an adequate inventory of handicrafts, we now manufacture additional handicrafts only when orders are placed. We had minimal manufacturing activities producing handicrafts in 2012 and 2013.

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

We sell yew trees to a relatively small number of customers. For the year ended December 31, 2013, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 21% of our consolidated revenue

●	Wuchang Xinling Industry Co., Ltd., accounted for approximately 17% of our consolidated revenue

For the year ended December 31, 2012, the following customers accounted for 10% or more of our consolidated revenue:

●	Changchun Hengtai Medicine., Ltd., or Changchun Hengtai, accounted for approximately 17% of our consolidated revenue

●	Yew Pharmaceutical accounted for approximately 15% of our consolidated revenue

●	Anhui Baiyun Medicine Co., Ltd., or Anhui Bairun, accounted for approximately 11% of our consolidated revenue

●	Shenzhen City Lianchengfa Science and Technology, or Liangchengfa, accounted for approximately 10% of our consolidated revenue

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

We incurred $23,134 and $14,594 of research and development expenses in 2013 and 2012, respectively.

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

See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Employees

As of December 31, 2013, we had approximately 100 employees, of whom approximately 61 were full-time employees and approximately 39 were part-time employees. Of these employees, all full-time employees and all but two part-time employees were employed in the PRC. Our employees belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

We believe that we are current in making required social insurance payments for our employees. However, we have not paid into a housing fund for our employees, as required under relevant PRC laws and regulations. The unpaid amount is approximately RMB 50,000 at December 31, 2013 and there is an additional penalty of up to RMB 50,000 that we are required to pay for our failure to make this contribution in a timely manner.

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

For the year ended December 31, 2013, Yew Pharmaceutical accounted for approximately 37% of our TCM raw materials revenue and approximately 21% of our consolidated revenue. For the year ended December 31, 2012, Yew Pharmaceutical accounted for approximately 27% of our TCM raw materials revenue and approximately 15% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

The following customers accounted for 10% or more of our consolidated revenue for the year ended December 31, 2013:

●	Yew Pharmaceutical accounted for approximately 21% of our consolidated revenue

●	Wuchang Xinling Industry Co., Ltd. accounted for approximately 17% of our consolidated revenue

For the year ended December 31, 2012, the following customers accounted for 10% or more of our consolidated revenue:

●	Changchun Hengtai accounted for approximately 17% of our consolidated revenue

●	Yew Pharmaceutical accounted for approximately 15% of our consolidated revenue

●	Anhui Bairun accounted for approximately 11% of our consolidated revenue

●	Lianchengfa accounted for approximately 10% of our consolidated revenue

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

We owe certain amounts to related parties, including ZTC, Yew Pharmaceutical, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2013, the aggregate amount of these payables was approximately $4,850,637 and as of December 31, 2012, the aggregate amount of these payables was approximately $47,876. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

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

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $6,550 for the year ended December 31, 2013 and $4,841 for the year ended December 31, 2012, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $1.5 million or 21% of our total revenue for year ended December 31, 2013 and $1.0 million or 15% of our total revenue for the year ended December 31, 2012, respectively;  the lease from a company majority-controlled by Mr. Wang and Madame Qi for the growing of yew trees, the lease of which was approximately $26,209 for the year ended December 31, 2013 and $26,000 for the year ended December 31, 2012, respectively. We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

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

There is currently only a limited trading market for our common stock, and liquidity of shares of our common stock is limited.

Although we have been approved for trading on the OTC Bulletin Board under the symbol YEWB, there is currently only a limited trading market for our common stock and a more active market may not develop or be sustained. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a more active public market for our common stock does not develop, then investors may not be able to readily resell the shares of our common stock that they have purchased making this an illiquid investment. If we establish a more active trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of developmental stage companies, which may adversely affect the market price of our common stock in a material manner.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Because of the price of our common stock becomes trading, it is considered a “penny stock”, which makes it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, not including their primary residence, or an annual income exceeding $200,000 (or $300,000 jointly with their spouse).

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Office and Retail Space

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, we pay utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in 2012 and 2013, aggregated approximately $11,024 and $10,336, respectively. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

During 2013, we prepaid approximately $34,031 in rent to related parties pursuant to the JSJ Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 to Notes to Consolidated Financial Statements.

Land Use and Similar Agreements

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. Therefore, we have entered into several long-term agreements to use land and/or cultivate yew trees on such land, as summarized in the following table:

Date of Agreement	Transferor (Lessor)	Location	Land Use Area	Term
March 21, 2004	Wuchang City Forestry Bureau	Wuchang City	1,000,000 mu	30 years

March 22, 2004	Chengshan Niu	Beichuan Village, Pingshan Town	125 mu	50 years

April 4, 2004	Pingshan Town Government (Beichuan Village Committee)	Beichuan Village, Pingshan Town	400 mu(1)	50 years

March 25, 2005	ZTC	Lalin Town, Wuchang City	361 mu	30 years

January 18, 2008	Shukun Jiang and Shubao Jiang	Pinshan Dalazi Mountain	290 mu	50 years

March 4, 2010	Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.	Pingfangdian, Wuchang City	15,865 mu	45 years

July 18, 2012	Huazhong Liu	Beizhao Village, Hongxing Town, A’cheng District	117.5 mu(2)	16 years

November 15, 2013	Heilongjiang Zishan Gufen Limited, Co.	Wuchang Pingfangdian Forestry Centre, Helongjiang Provence	2,565 mu	38 years

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

Under an agreement dated March 4, 2010, we lease from Pingshan 15,865 mu (approximately 2,644 acres) of land in Pingfangdian, Wuchang City, for a term of 45 years expiring on March 4, 2055, and purchased all the yews situated thereon. We are required to make total payments of RMB 80,152,900 to Pingshan. The total payment has been divided into three installments, each installment representing a parcel of land. In 2010, we made payments in two installments aggregating RMB 42,434,000, for a parcel of 10,720 mu and all the yew trees and seedlings situated thereon and had a balance due of RMB 37,718,900 as of December 31, 2010, of which amount RMB 26,314,300 related to the final parcel of 5,145 mu. Subsequent to December 31, 2010, we acquired the remaining 5,145 mu and made payments aggregating RMB 8,144,300 in 2012.

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

On November 15, 2013, Harbin Yew Science and Technology Development Co., Ltd. (“HDS”), the operating entity and wholly-owned subsidiary of Yew Bio-Pharm Group, Inc. (the “Company”), entered into a Forest and Land Use Right Acquisition Contract of Wuchang Erhexiang Pingfangdian Forestry Centre 15th Compartments (the “Wuchang Pingfangdian Forestry Centre Contract”) with Heilongjiang Zishan Keji Gufen Limited Company. (“ZKG”).

Pursuant to the Wuchang Pingfangdian Forestry Centre Contract, HDS acquired 2,565 mu of yew tree forests and land use right of the underlying land located at Wuchang Pingfangdian Forestry Centre in Helongjiang Province, PRC. The term of the contract is 38 years, through November 7, 2051. During the term of the Wuchang Pingfangdian Forestry Centre Contract, HDS plans to harvest cut and replant the trees, sell the harvest cutting logs, promote the growth of the young trees accordingly, as well as plant yew trees of five years old or above based on the condition of the harvest cutting.

Payments to be made by the Company under the Wuchang Pingfangdian Forestry Centre Contract total $7.8 million in U.S. Dollars( RMB 47.2 million as the foreign exchange rate between U.S. Dollar and RMB is 6.1) , according to the valuation by Marshall & Stevens Incorporated, payable as follows:

●	$3.51 million in U.S. dollars on or before December 31, 2013.

●	$4.29 million in U.S. dollars on or before May 31, 2015.

Yew Bio-Pharm Group, Inc. already paid totaled $2.9 million in U.S. Dollars (RMB 17.8 million as the foreign exchange rate between U.S. Dollars and RMB is 6.13) as of December 31, 2013.

Since the assets acquired occurred between entities under common control, HDS recorded the assets received at historical carrying costs recorded by ZTC. The difference of $2,338,212 between the actual contract price and carrying costs is reflected as a reduction of shareholders’ equity (Additional paid-in capital). As of December 31, 2013, the assets purchased were transferred to HDS, the amount due to ZTC is approximately $4.8 million.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock, par value, $0.0001 per share ("Common Stock") began trading on the Over the Counter Bulletin Board ("OTC:BB") under the symbol "YEWB” on November 27, 2013. Since that time there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing “Bid” prices reported by the OTC:BB. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid

Fiscal Year Ending December 31, 2013

Quarter Ended December 31, 2013	$1.10	1.00

Fiscal Year Ending December 31, 2014

January 1 through March 24, 2014	$1.10	0.98

Penny Stock Considerations

The trading of our common stock is deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

l
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

l	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

l
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

l
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Stockholders

As of the date of this Report, we had approximately 1,000 stockholders of record of our common stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividend Policy

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

West Coast Stock Transfer, Inc., 721 N. Vulcan Ave., Suite 205, Encinitas, CA 92024 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

Not Applicable

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

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2013 and 2012, and consolidated financial condition as of December 31, 2013 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

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

For the years ended December 31, 2013 and 2012, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the year ended December 31, 2013, revenues from the sale of TCM raw material represented approximately 56.1% of consolidated revenue (including 20.8% of consolidated revenue to related parties); sales of yew trees represented approximately 40% of consolidated revenue; and the sale of handicrafts represented approximately 3% of consolidated revenue.

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

All of our revenues were generated by HDS. Other than expenses incurred primarily related to meeting its reporting requirements in the U.S., YBP has no other significant business operations. At December 31, 2013, YBP has approximately $1,159,611 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $9,855, including approximately $4,286 in cash at December 31, 2013. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. In the event we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for violation of PRC laws, rules and regulations, in such an event, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our marked valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of December 31, 2013 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Based on factors above, at December 31, 2013 and 2012, we did not provide any inventory allowance and reserve.

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

	Years Ended December 31,
	2013	2012
Revenues - third parties	$5,889,190	$5,713,237
Revenues - related party	1,550,458	1,014,287
Total revenues	7,439,648	6,727,524
Cost of revenues - third parties	1,968,682	1,095,158
Cost of revenues - related party	438,718	183,899
Total cost of revenues	2,407,400	1,279,057
Gross profit	5,032,248	5,448,467
Operating expenses	1,134,511	3,243,965
Income from operations	3,897,737	2,204,502
Other income (expenses)	1,993	1,765
Net income	3,899,730	2,206,267
Other comprehensive income:
Unrealized foreign currency translation gain	966,009	181,028
Comprehensive income	$4,865,739	$2,387,295

Year Ended December 31, 2013 (“Fiscal 2013”) Compared to Year Ended December 31, 2012 (“Fiscal 2012”)

Revenues

For fiscal 2013, we had total revenue of $7,439,648, as compared to $6,727,524 for fiscal 2012, an increase of $712,124 or 10.6%. The increase in total revenue was attributable to the increase in revenue from all three of our business segments, and is summarized as followed:

	Fiscal 2013	Fiscal 2012	Increase (Decrease)	Percentage Change
TCM raw materials	$4,170,748	$3,745,348	$425,400	11.4%
Yew trees	3,011,728	2,819,968	191,760	6.8%
Handicrafts	257,172	162,208	94,964	58.5%
Total	$7,439,648	$6,727,524	$712,124	10.6%

Sales of TCM raw materials consisted of two segments: sales to related party and sales to non-related party. The increase of sales to related party is due to increase of market demand which increase the related purchases from us. The decrease of sales to non-related party is due to intensified credit policy implemented to our customers. For sales of Yew trees and Handicrafts, the increase was due to increase in market demand and combination of different sales  revenue mix.

For the year ended December 31, 2013, Yew Pharmaceutical, an affiliate, has been our single largest customer. For the year ended December 31, 2013 and 2012, we had revenue from the sale of TCM raw materials of $1,550,458, or 20.8% of consolidated revenue, and $1,014,287, or 15.1% of consolidated revenue, respectively, from Yew Pharmaceutical, a related party, an increase of $536,171.

Revenue from TCM raw materials and the allocation of sales between related and third parties may fluctuate from period to period depending upon the current inventory and other purchasing needs of our third-party customers and Yew Pharmaceutical. Accordingly, in some periods we may have more sales to Yew Pharmaceutical and in other periods we may have more sales to third-party customers. For the year ended December 31, 2013, Yew Pharmaceutical had purchased additional inventory of yew raw materials for the production of Zi Shan. Revenue generated from Yew Pharmaceutical increased for the year ended December 31, 2013 because Yew Pharmaceutical needed to replenish its inventory of yew raw materials in connection with its manufacture of Zi Shan due to higher market demand.  The sale of TCM raw materials to third party customers decreased for the year ended December 31, 2013 because our customers indicated to us that they had sufficient inventory of yew raw materials to sell to their customers as well as intensified credit policy. We expect that, as a percentage of revenue, sales of TCM raw materials will increase to third party customers and decrease to Yew Pharmaceutical in the future; however, the purchasing requirements of our customers could change.

Because TCM raw materials are our largest business segment, any fluctuation in revenue from TCM raw materials may have a significant impact on net income in such periods. Currently, we are largely dependent on Yew Pharmaceutical and a small number of larger, third party customers of TCM raw materials, although we are attempting to expand our sales and marketing efforts to new customers as well.

Cost of Revenues

For fiscal 2013, cost of revenues amounted to $2,407,400 as compared to $1,279,057 for fiscal 2012, an increase of $1,128,343 or 88.2%. Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land and yew forest use rights, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs. For fiscal 2013, cost of revenues accounted for 32.4% of total revenues compared to 19.0% of total revenues for fiscal 2012.

Cost of revenues by product categories were as follows:

	Fiscal 2013	Fiscal 2012	(Decrease) Increase	Percentage Change
TCM raw materials	$1,117,407	$615,956	$501,451	81.4%
Yew trees	1,097,470	578,296	519,174	89.8%
Handicrafts	192,523	84,805	107,718	127.0%
Total	$2,407,400	$1,279,057	$1,128,343	88.2%

The increase in our cost of revenues for fiscal 2013 as compared to fiscal 2012 was primarily a result of an increase in costs of revenue in all of our business segments.

The increase in our cost of revenue of TCM raw materials is mainly attributable to the reason that part of the yew trees in Qingshan plant were remanufactured into TCM from whole plants between March and April of 2013, which had yielded additional 37% manufacturing cost over normal TCM. Additionally, the rising cost of plant labor and revamping the material extraction method also increase the costs of TCM.

The increase in our cost of revenue of yew trees is mainly due to sales of low quality yew trees at below cost to one of our customers in July, 2013, uniform increase in plant labor cost, and additional required maintenance due to severe environmental and climate changes.

The increase in our cost of revenue of handicraft is mainly due to sell two handicrafts which have breakage and cracks issues at below costs. For fiscal 2013, we sold two handicraft products with revenue of approximately $15,000 with a corresponding cost of revenue of $39,000 resulting negative gross profit of approximately $24,000 from the transaction. The two handicraft products sold at a negative were observed as having some breakage and cracks, and accordingly, management decided to sell these products at a selling price that was lower than cost.

Gross Profit

For fiscal 2013, gross profit was $5,032,248 as compared to $5,448,467 for fiscal 2012, representing gross margins of 67.6% and 81.0%, respectively. Gross profit margins by product categories were as follows:

	Fiscal 2013	Fiscal 2012	Increase (Decrease)
TCM raw materials	73.2%	83.6%	(10.4)%
Yew trees	63.6%	79.5%	(15.9)%
Handicrafts	25.1%	47.7%	(22.6)%
Total	67.6%	81.0%	(13.4)%

The overall gross profit margin for fiscal 2013 decreased by 13.4% compared to fiscal 2012. This is mainly due to increase in overall cost outline below during the 2013 period, while, we saw a decrease in profit margin, the overall sales had increased for all segments.

For fiscal 2013, the decrease in our gross margin percentage related to the sale of TCM raw materials was primarily attributable to an increase in the average unit cost of TCM raw materials, and partially offset by an increase in the average unit selling price for our TCM raw materials.  For the fiscal 2013, we sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $158,000) per metric ton pursuant to the Development Agreement, and to other customers at a price of approximately RMB 1,100,000 (approximately $177,000) per metric ton. For year ended December 31, 2013 and 2012, revenue from sales of TCM raw materials to Yew Pharmaceutical amounted to $1,550,458 and $1,014,287, respectively.  Accordingly, our average unit selling price may fluctuate from period to period depending on the allocation of sales between related and third parties. We currently expect that, as a percentage of revenue, sales of TCM raw materials will increase to third party customers and decrease to Yew Pharmaceutical for the future years; however, the purchasing requirements of our customers could change.

The decrease in our gross margin percentage related to the sale of yew trees and seedlings for fiscal 2013 as compared to 2012 are primarily attributable to a decrease in the average unit selling price for our yew trees and seedlings and an increase in the average unit cost of yew trees and seedlings due to selling of low quality yew trees at below cost to one of our customers in Judy, 2013, uniform increase in plant labor cost, and additional required maintenance due to severe environmental and climate changes, which contributed to the lower gross profit margin during 2013.

The decrease in our gross margin percentage related to the sale of handicraft for fiscal 2013 was mainly due to different sales revenue mix with different gross profit margin. During fiscal 2013, we sold fewer lower-priced handicrafts with higher profit margin and sold more higher-priced handicrafts, which generally have lower profit margins compared to lower-priced handicrafts. In addition, we sold two handicraft products at $15,000 with a corresponding cost of revenue of $39,000 which resulted in negative profit margin of $24,000 due to breakage and cracks. Accordingly, management decided to sell these handicraft products below the cost. Therefore, our gross margin percentages related to the sale of handicrafts for the 2013 periods decreased.

Selling Expenses

Selling expenses consisted of the following:

	Fiscal 2013	Fiscal 2012
Salary and related benefit	$14,462	$15,815
Advertising	-	-
Shipping and handling	365	1,853
Other	8,967	6,935
Total	$23,794	$24,603

For fiscal 2013, selling expenses were $23,794 as compared to $24,603 for fiscal 2012, a decrease of $809 or 3.29%. The amount of expense remains consistent as compared to fiscal 2012.

Compensation Expense

For fiscal 2013, compensation expense amounted to be $0, as compared to $2,527,800 for fiscal 2012, a decreased of $2,247,000, which was related to fair market value of options issued to our three directors in 2012, and a decrease of approximately $280,800 in salaries paid to our management and other administrative staff. On November 2013, we had arrived at a common understanding with our employees to reduce salary by 73%. In return, we will provide them with stock-based compensation.

Other General and Administrative Expenses

For fiscal 2013, other general and administrative expenses amounted to $1,110,717, as compared to $691,562 for fiscal 2012, an increase of $419,155 or 60.61%. Other general and administrative expenses consisted of the following:

	Fiscal 2013	Fiscal 2012
Depreciation	$156,705	$187,030
Travel and entertainment	95,496	86,238
Professional fees	339,918	285,454
Research and development	23,134	14,594
Other	495,464	118,246
Total	$1,110,717	$691,562

The increase in our other general and administrative expenses for fiscal 2013, as compared to fiscal 2012, was primarily attributable to the increases in professional fees and other miscellaneous general and administrative expenses, partially offset by the decreases in depreciation expenses. The changes in these expenses for fiscal 2013, as compared to fiscal 2012, consisted of the following:

●
For fiscal 2013, depreciation decreased by $30,325 or 16.2% as compared to fiscal 2012. These decreases were primarily attributable to the decrease in depreciable assets. During fourth quarter of fiscal 2013, we purchased additional fixed assets in approximate amount of $260,000 as a result of the expansion of our business. As such, we had less depreciable assets during fiscal 2013 as compared to fiscal 2012.

●	For fiscal 2013, travel and entertainment remained consistent as compared to fiscal 2012.

●
Professional fees consisted primarily of legal, accounting, consulting, and other fees associated with preparing to and becoming a reporting company in the United States in amount of $103,182, $69,983, $139,952, and $26,801 respectively. For fiscal 2013, professional fees increased by $54,464, or 19.1%, as compared to fiscal 2012. This increase was primarily attributable to the increase in legal and accounting fees as a result of our becoming a reporting company in the United States in 2013.

●	For fiscal 2013, research and development expense remained materially consistent as compared to fiscal 2012.

●
Other miscellaneous general and administrative expenses consisted primarily of wages, auto expenses, building maintenance expenses in amount of 243,823, 75,463, and 32,268, respectively. For fiscal 2013, other miscellaneous general and administrative expense increased by $377,218 or 319.0%, as compared to fiscal 2012. The increase was primarily due to the increase in vehicle and real property maintenance expenses incurred during fiscal 2013

Income from Operations

For fiscal 2013, income from operations was 3,897,737 as compared to income from operations of $2,204,502 for fiscal 2012, an increase of 1,693.235 or 76.8%. The increases were primarily due to an increase in revenue and offset by decrease in compensation expenses.

Other Income (Expenses)

For fiscal 2013, total other income amounted to $1,993 as compared to total other income of $1,765 for fiscal 2012. The change in total other income (expenses) remains consistent as compared to fiscal 2012.

Net Income

As a result of the factors described above, our net income was $3,899,730 or $0.08 per share (basic and diluted), for fiscal 2013, as compared to net income of $2,206,267 or $0.05 per share (basic and diluted) for fiscal 2012.

Foreign Currency Translation Adjustment

For fiscal 2013, we reported an unrealized gain on foreign currency translation of $966,009, as compared to $181,028 for fiscal 2012. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For fiscal 2013, comprehensive income of $4,865,739 was derived from the sum of our net income of $3,899,730 plus a foreign currency translation gain of $966,009. For fiscal 2012, comprehensive income of $2,387,295 was derived from the sum of our net income of $2,206,267 plus a foreign currency translation gain of $181,028.

Segment Operations

For fiscal 2013 and fiscal 2012, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for fiscal 2013 was as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$2,620,290	$3,011,728	$257,172	$5,889,190
Revenues - related party	1,550,458	-	-	1,550,458
Total revenues	4,170,748	3,011,728	257,172	7,439,648

Cost of revenues	678,689	1,097,470	192,523	1,968,682
Cost of revenues - related party	438,718	-	-	438,718
Total cost of revenues	$1,117,407	$1,097,470	$192,523	$2,407,400

Information with respect to these reportable business segments for fiscal 2012 was as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$2,732,664	$2,819,968	$160,605	$5,713,237
Revenues - related party	1,012,684	-	1,603	1,014,287
Total revenues	3,745,348	2,819,968	162,208	6,727,524

Cost of revenues	432,922	578,296	83,940	1,095,158
Cost of revenues - related party	183,034	-	865	183,899
Total cost of revenues	$615,956	$578,296	$84,805	$1,279,057

TCM raw materials

During fiscal 2013, we sold 24,416 kg of TCM raw materials as compared to 22,100 kg of TCM raw materials during fiscal 2012, a 10.5% increase in sales volume due to increased sales efforts and customer demand, with a 0.8% increase in our average unit selling price. The increase in our average unit selling price was attributable to non-related party segment which the credit policy had intensified after careful evaluation of credit risks of each customer. We sold TCM raw materials to Yew Pharmaceutical, a related party, at a fixed price of RMB 1,000,000 (approximately $161,000) per  metric ton pursuant to the Development Agreement, and we sold TCM raw materials to other customers at a price of RMB 1,100,000 (approximately $177,000) per metric ton.

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

For fiscal 2013 and fiscal 2012, we had revenue of $1,550,458 and $1,012,684, respectively, from the sale of TCM raw materials to Yew Pharmaceutical pursuant to the Development Agreement. For fiscal 2013 and fiscal 2012, revenue from the sale of TCM raw materials to third parties amounted to $2,620,290 and $2,732,664, respectively, as we are seeing decrease in sales to third party customers during fiscal 2013 due to intensified credit policy. Over fiscal 2013, the overall mix of sales of our TCM raw material consisted primarily of sales to related party customers due to greater market demand compared to sales of the third party customer.

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

Sales of TCM raw materials to a related party customer, Yew Pharmaceutical, increased during fiscal 2013 because Yew Pharmaceutical had greater market demand and as we intensified our credit policy for sales to third party customers. Accordingly, our revenue generated from the related party customers increased during fiscal 2013.

Sales volume was summarized as follows:

	Fiscal 2013	Fiscal 2012
Sales volume - third parties (kg)	14,806	15,700
Sales volume - related party (kg)	9,610	6,400
Total sales volume	24,416	22,100

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials can be sold is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

The increase in our cost of revenue of TCM raw materials is mainly attributable to part of the yew trees in Qingshan plant were remanufactured into TCM from whole plants between March and April of 2013, which had yielded additional 37% manufacturing cost over normal TCM. Additionally, the rising cost of plant labor and revamping the material extraction method also increase the costs of TCM. We have continued to find ways to improve our operational efficiencies and cost controls in the TCM raw materials segment since we first started this segment’s operations in 2010 and in the future years.

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

During fiscal 2013, we sold approximately 496,000 yew trees as compared to approximately 456,000 yew trees in fiscal 2012, and increase in volume of 8.8%. We saw a decrease in average unit selling price of yew trees of 3.7% for fiscal 2013 as compared to fiscal 2012. The selling price of yew trees is dependent on the age, size, shape and variety of the seedling or tree. For example, generally speaking, smaller, less developed yew trees sell for less than more mature seedlings or trees. We sold consistent volume between matured and smaller yew trees of total yew trees sales during fiscal 2013 as compared to fiscal 2012; therefore, the average unit selling price of yew trees remained consistent in 2013. The decrease in our gross margin percentage related to the sale of yew trees for fiscal 2013 as compared to fiscal 2012 was due to discounts that were offered to our customers to increase sales volume.

The increase in our cost of revenues in the yew trees segment for fiscal 2013 as compared to fiscal 2012 was attributable to the increased cost of cultivating yew trees in 2013. We sold approximately 496,000 yew seedlings and trees in fiscal 2013, as compared to approximately 456,000 yew seedlings and trees in fiscal 2012. The average cost per yew tree was approximately $2.12 in fiscal 2013, as compared to $1.27 per yew tree in fiscal 2012.

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

Handicrafts

During fiscal 2013 and fiscal 2012, revenue from the sale of handicrafts made from yew timber amounted to $257,172 and $162,208, respectively, an increase of $94,964 or 58.5%. We sold more yew handicrafts, including furniture, during fiscal 2013 as compared to fiscal 2012. We increased our sales effort in promoting our high-priced yew handcrafts in fiscal 2013.

In 2013, we continued to actively market our handicraft products. Specific steps taken and to be taken to market our handicraft products include:

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

Starting in January 2013, we also began selling some of our more moderately-priced handicrafts on a television shopping program that is broadcast in Heilongjiang Province, of which Harbin is the capital.  The increase in our cost of revenues in the handicrafts segments for fiscal 2013 as compared to fiscal 2012 was due to increased costs incurred in connection with increased sales of handicrafts and a different product mix sold.

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

Liquidity and Capital Resources

 Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2013 and 2012, we had cash balances of $1,159,611 and $386,821, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation, and working capital.

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

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2012 to December 31, 2013:

	December 31,		December 31, 2012 to December 31, 2013
Category	2013	2012	Change	Percent Change
Current assets:
Cash	$1,159,611	$386,821	$772,790	199.8%
Accounts receivable	418,875	722,598	(303,723)	-42.0%
Accounts receivable – related party	377,821	284,986	92,835	32.6%
Inventories	1,089,087	991,234	97,853	9.9%
Prepaid expenses and other assets	2,697	150	2,547	1,698.0%
Prepaid expenses – related parties	34,031	60,245	(26,214)	-43.5%
Current liabilities:
Accounts payable	-	990	(990)	-100.0%
Accrued expenses and other payables	136,713	199,098	(62,385)	-31.3%
Taxes payable	10,232	5,722	4,510	78.8%
Due to related parties	4,850,637	47,876	4,802,761	10,031.7%
Working capital:
Total current assets	$3,082,122	$2,446,034	$636,088	26.0%
Total current liabilities	4,997,582	253,686	4,743,896	1870.0%
Working capital (deficiency)	$(1,915,460)	$2,192,348	$(4,107,808)	-187%

Our working capital decreased by $4,107,808 to $(1,915,460) at December 31, 2013, from a working capital of $2,192,348 at December 31, 2012. This decrease in working capital is primarily attributable to:

●	A decrease in accounts receivable of approximately $304,000;

●	A decrease in prepaid expenses – related parties of approximately $26,000;

●	An increase in due to related party of approximately $4,803,000;

offset by:

●	An increase in cash of approximately $773,000;

●	An increase in accounts receivable – related party of approximately $93,000;

●	An increase in inventories of approximately $98,000;

●	A decrease in accrued expenses and other payables of approximately $62,000.

For the year ended December 31, 2013, net cash flow provided by operating activities was $4,442,826, as compared to net cash flow provided by operating activities of $418,563 for the year ended December 31, 2012, an increase of $4,024,263. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2013, net cash flow provided by operating activities of $4,442,826 was primarily attributable to:

●
Net income of approximately $3,900,000 adjusted for the add-back of non-cash items, such as: depreciation of approximately $180,000, and amortization of land use rights and yew forest assets of approximately $382,000, and

●	The receipt of cash from operations from changes in operating assets and liabilities, such as: decrease in accounts receivable of approximately $323,000.

partially offset by:

●
The use of cash from changes in operating assets and liabilities, such as: an increase in accounts receivable – related party of approximately $82,000, an increase in inventory of approximately $223,000, and decrease in accrued expenses and other payable of approximately $65,000.

For the year ended December 31, 2012, net cash flow provided by operating activities of $418,563 was primarily attributable to:

●
net income of approximately $2,206,000 adjusted for the add-back of non-cash items, such as: depreciation of approximately $217,000, and amortization of land use rights and yew forest assets of approximately $347,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: an increase in accrued expenses and other payables of approximately $79,000;

offset primarily by:

●
The use of cash from changes in operating assets and liabilities, such as: an increase in accounts receivable of approximately $722,000, and an increase in accounts receivable – related party of approximately $285,000, and increase in prepaid expenses – related parties of approximately $60,000, and an increase in inventories of approximately $2,090,000, a decrease in accounts payable of approximately $1,369,000 and a decrease in due to related parties of approximately $157,000.

Net cash flow used by investing activities was approximately $3,693,000 for the year ended December 31, 2013, as compared to net cash flow used in investing activities of approximately $706,000 for the year ended December 31, 2012. During the year ended December 31, 2013, we spent approximately $300,000 on purchase of property and equipment and spent approximately $3,393,000 on payment of land use rights and yew forest assets. During the year ended December 31, 2012, we spent approximately $314,000 on purchase of property and equipment and spent approximately $392,000 on purchase of land use rights and yew forest assets.

Net cash flow used by financing activities was approximately $210 for the year ended December 31, 2013, as compared to net cash flow provided by financing activities of approximately $63,000 for the year ended December 31, 2012. During the year ended December 31, 2013 and 2012, we made repayments to related parties of approximately $210 and $63,000, respectively.

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

The following tables summarize our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	2-3 years	3-5 years	5+ years
Operating leases	$606,357	$6,341	$136,694	$25,007	$438,315
Total	$606,357	$6,341	$136,694	$25,007	$438,315

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us

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

See pages F-1 through F-29

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

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013.

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

4.8(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.9(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.10(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio- Technology Development Co., Limited and Xingming Han
4.11(1)	Supplemental Agreement to Equity Transfer Agreement dated February 16, 2011 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Zhiguo Wang, Guifang Qi and Xingming Han

Exhibit No.	Description
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

4.19(1)	Power of Attorney dated November 5, 2010 - Zhiguo Wang
4.20(1)	Power of Attorney dated November 5, 2010 - Guifang Qi
4.21(1)	Power of Attorney dated November 5, 2010 - Xingming Han
10.1(1)	Cooperation and Development Contract of Yew (taxus) Yinpian dated January 9, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Pharmaceutical Co., Ltd.
10.2(1)	Technology Development Services Agreement dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.3(1)	Technology Development Services Supplementary Agreement dated February 2, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.4+(1)	Labor Contract effective May 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.5+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.6+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.7+(1)	Engagement Agreement dated August 24, 2011 between Yew Bio-Pharm Group, Inc. and CFO On Call Asia, Inc.
10.8(1)	Consulting Agreement dated November 1, 2010 between Yew Bio-Pharm Group, Inc. and Richard Lo
10.9(1)	Joint-Stock Construct Rare Plant Northeast Yew Contract dated March 21, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Wuchang City Forestry Bureau
10.10(1)	Waste Forest Land Transfer Agreement dated March 22, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Chengshan Niu
10.11(1)	Barren Hills and Uncultivated Land Use Right Transfer Agreement dated April 4, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Pingshan Town Government
10.12(1)	Contract for Seedling Land dated March 25, 2005 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Technology Stock Co.
10.13(1)	Contract for the Transfer of Forest Land Use Right and of the Ownership of Timbers dated January 18, 2008 among Harbin Yew Science and Technology Development Co., Ltd., Shukun Jiang and Shubao Jiang
10.14(1)	Yew Planting Seedlings Transfer Contract dated March 4, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.15(1)	Lease Contract dated March 20, 2002 between Harbin Yew Science and Development Technology Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.16(1)	Lease Contract dated December 3, 2008 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.17(1)	Lease Contract dated November 15, 2011 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.18(1)	Lease Contract dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.19+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.20+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.21+(2)	Labor Contract effective May 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.22(3)	Forest Transfer Contract for Fuye Field, Beizhao Village, Hongxing Town, Acheng District
10.23(4)	Founder’s Option dated December 13, 2012 issued to Zhiguo Wang
10.24(4)	Founder’s Option dated December 13, 2012 issued to Guifang Qi
10.25(4)	Founder’s Option dated December 13, 2012 issued to Xingming Han
10.26(5)	Yew Bio-Pharm Group, Inc. 2012 Equity Incentive Plan
10.27(7)	Lease Contract dated July 1, 2012 between Heilongjiang JSJ Bio-Technology Development Co., Ltd. and Zhiguo Wang
10.28(8)	Forest and Land Use Right Acquisition Contract dated November 15, 2013 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Zishan Keji Gufen Limited Company.
21.1*	Subsidiaries of the registrant
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

Exhibit No.	Description
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory agreement
*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Company’s registration statement on Form 10, filed with the SEC on May 8, 2012.
(2)	Incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form 10/A, filed with the SEC on June 29, 2012.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2012.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012.
(5)	Incorporated by reference from the Company’s Proxy Statement, filed with the SEC on October 24, 2012.
(6)	Incorporated by reference from Amendment No.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 23, 2013.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on April 11, 2013
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

By:	/s/ ZHIGUO WANG
Zhiguo Wang Chief Executive Officer

Date: March 31, 2014

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

Name	Title	Date

/s/ Zhiguo Wang	Chief Executive Officer, President, Secretary and Chairman of the Board (Principal Executive Officer)	March 31, 2014
Zhiguo Wang

/s/ Zhiguo Wang	Chief Financial Officer (Principal Accounting Officer)	March 31, 2014
Zhiguo Wang

/s/ Guifang Qi	Treasurer — Yew Bio-Pharm Group, Inc. and Director	March 31, 2014
Guifang Qi

/s/ Xingming Han	General Manager — Harbin Yew Science and Technology Development Co., Ltd. and Director	March 31, 2014
Xingming Han

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

Yew Bio-Pharm Group, Inc.

We have audited the accompanying consolidated balance sheets of Yew Bio-Pharm Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2013 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yew Bio-Pharm Group, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2014

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$1,159,611	$386,821
Accounts receivable	418,875	722,598
Accounts receivable - related party	377,821	284,986
Inventories	1,089,087	991,234
Prepaid expenses and other assets	2,697	150
Prepaid expenses - related party	34,031	60,245

Total Current Assets	3,082,122	2,446,034

LONG-TERM ASSETS:
Inventories, net of current portion	10,245,146	9,382,164
Property and equipment, net	1,033,078	885,969
Land use rights and yew forest assets, net	20,953,562	15,328,318

Total Long-term Assets	32,231,786	25,596,451

Total Assets	$35,313,908	$28,042,485

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$-	$990
Accrued expenses and other payables	136,713	199,098
Taxes payable	10,232	5,722
Due to related parties	4,850,637	47,876

Total Current Liabilities	4,997,582	253,686

Total Liabilities	4,997,582	253,686

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 50,000,000 shares authorized; 50,000,000 and
50,000,000 issued and outstanding at December 31, 2013 and 2012, respectively)	50,000	50,000
Additional paid-in capital	8,058,165	10,396,377
Retained earnings	16,664,138	13,182,032
Statutory reserves	2,597,118	2,179,494
Accumulated other comprehensive income - foreign currency translation adjustment	2,946,905	1,980,896

Total Shareholders' Equity	30,316,326	27,788,799

Total Liabilities and Shareholders' Equity	$35,313,908	$28,042,485

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012
REVENUES:
Revenues	$5,889,190	$5,713,237
Revenues - related party	1,550,458	1,014,287

Total Revenues	7,439,648	6,727,524

COST OF REVENUES:
Cost of revenues	1,968,682	1,095,158
Cost of revenues - related party	438,718	183,899

Total Cost of Revenues	2,407,400	1,279,057

GROSS PROFIT	5,032,248	5,448,467

OPERATING EXPENSES:
Selling	23,794	24,603
Compensation	-	2,527,800
Other general and administrative	1,110,717	691,562

Total Operating Expenses	1,134,511	3,243,965

INCOME FROM OPERATIONS	3,897,737	2,204,502

OTHER INCOME (EXPENSES):
Interest income	647	2,194
Other income (expense)	1,346	(429)

Total Other Income (Expenses)	1,993	1,765

NET INCOME	$3,899,730	$2,206,267

COMPREHENSIVE INCOME:
NET INCOME	$3,899,730	$2,206,267
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	966,009	181,028

COMPREHENSIVE INCOME	$4,865,739	$2,387,295

NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,000,000	47,819,672
Diluted	50,000,000	47,819,672

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2013

	Common Stock, Par Value $0.001					Accumulated Other	Total
	Number of Shares	Amount	Additional paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income	Shareholders' Equity

Balance, December 31, 2012	50,000,000	$50,000	$10,396,377	$13,182,032	$2,179,494	$1,980,896	$27,788,799

Distribution to owners in connectin with purchase of yew forest assets from entity under common control	-	-	(2,338,212)		-	-	(2,338,212)

Adjustment to statutory reserve	-	-	-	(417,624)	417,624	-	-

Net income for the year	-	-	-	3,899,730	-	-	3,899,730

Foreign currency translation adjustment	-	-	-	-	-	966,009	966,009

Balance, December 31, 2013	50,000,000	$50,000	$8,058,165	$16,664,138	$2,597,118	$2,946,905	$30,316,326

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2013		December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$3,899,730		$2,206,267
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation		179,857		217,090
Amortization of land use rights and yew forest assets		381,659		346,741
Loss on disposal of fixed assets		349		1,013
Stock-based compensation		-		2,246,907
Changes in operating assets and liabilities:
Accounts receivable		323,160		(722,170)
Accounts receivable - related party		(82,282)		(284,817)
Prepaid and other current assets		(2,515)		284
Prepaid expenses - related party		27,823		(60,209)
Inventories		(222,738)		(2,090,046)
Accounts payable		(1,008)		(1,369,280)
Accrued expenses and other payables		(65,466)		78,597
Due to related parties		-		(157,025)
Taxes payable		4,255		5,211

NET CASH PROVIDED BY OPERATING ACTIVITIES		4,442,824		418,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(299,613)		(313,908)
Purchase of land use rights and yew forest assets		(3,393,082)		(392,136)

NET CASH USED IN INVESTING ACTIVITIES		(3,692,695)		(706,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related parties advances		(210)		(63,293)

NET CASH USED IN FINANCING ACTIVITIES		(210)		(63,293)

EFFECT OF EXCHANGE RATE ON CASH		22,871		5,224

NET DECREASE IN CASH		772,791		(345,550)

CASH - Beginning of year		386,821		732,371

CASH - End of year		$1,159,611		$386,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest		$-		$-
Income taxes		$-		$-

Non-cash investing and financing activities
Shares issued for refundable common stock subscription	$			$950,000
Due to related party in connection with purchase of yew forest assets from entity under common control		$2,450,600	$
Excess of acquisition price over carrying value of yew forest assets purchased from entities under common control		$2,338,212	$

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

As of December 31, 2013 and 2012, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2013 and 2012, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

	December 31,
Assets	2013	2012
Cash	$1,146,546	$343,990
Accounts receivable	418,875	722,598
Accounts receivable – related parties	377,821	284,986
Inventories (current and long-term)	11,334,233	10,373,398
Prepaid expenses and other assets	2,388	-
Prepaid rent - related party	33,213	57,870
Property and equipment, net	966,148	790,563
Land use rights and yew forest assets, net	20,953,562	15,328,318
Total assets of VIE	$35,232,786	$27,901,723
Liabilities
Accounts payable	$-	$990
Accrued expenses and other payables	16,294	79,981
Taxes payable	9,924	6,305
Due to VIE holding companies	1,703,324	1,939,720
Due to related parties	4,804,661	1,900
Total liabilities of VIE	$6,534,203	$2,028,896

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts receivable – related parties, inventories, prepaid expenses and other assets, prepaid expenses – related parties, accounts payable, accrued expenses and other payables, taxes payable, refundable common stock subscription and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012.

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

At December 31, 2013 and 2012, the Company’s cash balances by geographic area were as follows:

	December 31, 2013		December 31, 2012
Country:
United States	$8,779	0.8%	$17,372	4.5%
China	1,150,832	99.2%	369,449	95.5%
Total cash and cash equivalents	$1,159,611	100.0%	$386,821	100.0%

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2013 and 2012, the Company has not established, based on a review of its outstanding balances, an allowance for doubtful accounts.

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

At December 31, 2013 and 2012, the Company did not provide any inventory allowance and reserve.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2013 and 2012.

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

Shipping costs

Shipping costs are expensed as incurred and included in selling expenses and amount to $365 and $31 for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, most of the shipping expenses were reimbursed by the Company’s customers.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of salaries paid for the development and improvement of the Company’s products. Research and development costs of the years ended December 31, 2013 and 2012 were $23,134 and $14,594, respectively, and are included in general and administrative expenses.

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

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income for the years ended December 31, 2013 and 2012 amounted to $966,009 and $181,028, respectively.

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

Foreign currency translation (continued)

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2013	2012
Exchange rate on balance sheet dates:
USD : RMB exchange rate	6.1140	6.3161

Average exchange rate for the year
USD : RMB exchange rate	6.19817	6.31984

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

The following table presents a reconciliation of basic and diluted net income per share:

	Years Ended December 31,
	2013	2012
Net income available to common stockholders for basic and diluted net income per share of common stock	$3,899,730	$2,206,267
Weighted average common stock outstanding – basic	50,000,000	47,819,672
Effect of dilutive securities:
Stock options issued to directors/officers	-	-
Weighted average common stock outstanding – diluted	50,000,000	47,819,672
Net income per common share – basic	$0.08	$0.05
Net income per common share – diluted	$0.08	$0.05

The Company's aggregate common stock equivalents at December 31, 2013 and 2012 included the following:

	2013	2012
Stock options	22,805,512	22,805,512
Total	22,805,512	22,805,512

Comprehensive income

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2013 and 2012, the Company operated in three reportable business segments: (1) the yew tree segment - the cultivation and sale of yew seedlings, yew trees and potted yew trees, (2) the traditional Chinese medicine (“TCM raw materials”) segment - the production and sale of raw materials used for medicinal application in the pharmaceutical industry, and (3) the handicrafts segment - the manufacture and sale of furniture and handicrafts made of yew timber (See Note 13).

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

Collaborative arrangement

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau (see Note 14), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80%. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2013 and 2012, the Company has not generated any revenues or activity from this collaborative agreement.

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

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2013 and 2012, inventories consisted of the following:

	December 31, 2013			December 31, 2012
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$416,519	$2,608,829	$3,025,348	$284,628	$2,734,896	$3,019,524
Work-in-process	17,446	-	17,446	22,523	-	22,523
Finished goods - handicrafts	197,842	653,785	851,627	153,578	695,426	849,004
Yew seedlings	457,280	6,982,532	7,439,812	530,505	3,622,991	4,153,496
Other trees	-	-	-	-	2,328,851	2,328,851
	$1,089,087	$10,245,146	$11,334,233	$991,234	$9,382,164	$10,373,398

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Buildings and building improvements	$651,716	$402,226
Machinery and equipment	538,648	521,888
Office equipment	48,163	46,347
Leasehold improvement	54,926	53,169
Motor vehicles	659,544	641,433
Construction in progress	65,751	-
	2,018,748	1,665,063
Less: accumulated depreciation	(985,670)	(779,094)
	$1,033,078	$885,969

For the years ended December 31, 2013 and 2012, depreciation expenses amounted to $179,857 and $217,090, respectively.

NOTE 5 – LAND USE RIGHTS AND YEW FOREST ASSETS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

Yew trees on land containing yew tree forests will be used to supply raw materials such as branches and leaves that will be used by the Company’s customers for production of TCM. The Company amortizes land use rights based on their terms and amortizes yew forest assets over the term of the respective land use rights or expected useful lives. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues. For the years ended December 31, 2013 and 2012, amortization expense amounted to $381,659 and $346,741, respectively.

As of December 31, 2013, land use rights and yew forest assets consisted of the following:

	Description	Useful life	Acquisition date	Expiration date	Metric acres ("Mu")
Parcel A	Developing forest land	50	3/2004	3/2054	125
Parcel B	Developing forest land	50	4/2004	4/2054	400
Parcel C	Yew tree forests	30	3/2005	3/2035	361
Parcel D	Yew tree forests and underlying land	50	1/2008	12/2058	290
Parcel E	Yew tree forests and underlying land	45	3/2010	3/2055	15,865
Parcel F	Undeveloped forest land	16	7/2012	3/2028	148
Parcel G	Yew tree forests and underlying land	22	4/2006	1/2028	5
Parcel H	Yew tree forests and underlying land	38	11/2013	11/2051	2,565

On November 15, 2013, HDS entered into a Forest and Land Use Right Acquisition Contract with Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”) to acquire the yew tree forests and land use right of underlying land located at Wuchang Pingfangdian Forestry Centre in Heilongjiang Province, PRC. The acquisition is treated as a transaction between entities under common control, see note 8(c) for more details.

At December 31, 2013 and 2012, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2013	December 31, 2012
Land use rights and yew forest assets	16-50 years	$22,094,697	$16,058,406
Less: accumulated amortization		(1,141,135)	(730,088)
Total		$20,953,562	$15,328,318

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ending December 31:	Amount
2014	$507,450
2015	507,450
2016	507,450
2017	507,450
2018	507,450
2019 and thereafter	18,416,312
Total	$20,953,562

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

At December 31, 2013 and 2012, accrued expenses and other payables consisted of the following:

	December 31, 2013	December 31, 2012
Accrued wage	$17,821	$51,759
Accrued professional fees	-	121,346
Other	118,892	25,993
Total	$136,713	$199,098

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

The Company is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of December 31, 2013 and 2012.

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

For the years ended December 31, 2013 and 2012, income before income tax expenses attributed to the Company’s subsidiary and VIE was $4,160,396 and $4,851,524, respectively. HDS and JSJ recorded no income tax expense for the years ended December 31, 2013 and 2012 due to the fact that HDS is awarded with a tax exemption and has loss carry-forward from previous years to offset income tax liability generated for handicraft sales while JSJ has been incurring net losses. The combined effects of the income tax expense exemptions and tax reductions available to the Company for the years ended December 31, 2013 and 2012 are as follows:

	Years ended December 31,
	2013	2012
Tax exemption effect	$1,035,909	$1,223,766
Tax reduction due to loss carry-forward	8,152	9,751
Loss not subject to income tax	(3,962)	(20,636)
Basic net income per share effect	$(0.02)	$(0.03)
Diluted net income per share effect	$(0.02)	$(0.03)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2013 and 2012:

	Years ended December 31,
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

The Company has incurred United States net operating loss for income tax purposes for the years ended December 31, 2013 and 2012. The net operating loss carry forwards for United States income tax purposes amounted to $3,258,426 and $2,997,760 at December 31, 2013 and 2012, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2032. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at December 31, 2013 and 2012. The valuation allowance at December 31, 2013 and 2012 was approximately $1,107,865 and $1,019,238, respectively. The net change in the valuation allowance was an increase of $88,626 and $897,843 during the years ended December 31, 2013 and 2012, respectively, and management will review this valuation allowance periodically and make adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
U.S. tax benefit of net operating loss carry forward	$1,107,865	$1,019,238
Valuation allowance	(1,107,865)	(1,019,238)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $20.1 million and $16.4 million as of December 31, 2013 and 2012, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2011, 2012 and 2013 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination. The Company’s 2010, 2011, 2012 and 2013 China corporate income tax returns are subject to China State Administration of Taxation examination.

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

Stock option activities for the years ended December 31, 2013 and 2012 were summarized as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of year	22,805,512	$0.22	-	$-
Issued	-	-	22,805,512	0.22
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of year	22,805,512	$0.22	22,805,512	$0.22
Options exercisable at end of year	22,805,512	$0.22	22,805,512	$0.22

(b) Stock Options (continued)

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at December 31, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$0.22	22,805,512	3.95	$0.22	22,805,512	$0.22

The weighted-average grant-date fair value of options granted to officers/directors during 2012 was $0.10. As of December 31, 2013 and 2012, there was no unrecognized compensation costs related to non-vested share-based compensation arrangements and there was no intrinsic value.

(c) Adjustment to Additional-Paid-In-Capital

On November 15, 2013, HDS entered into a Forest and Land Use Right Acquisition Contract of Wuchang Erhexiang Pingfangdian Forestry Centre 15th Compartments (the “Wuchang Pingfangdian Forestry Centre Contract”) with ZTC.

Pursuant to the Wuchang Pingfangdian Forestry Centre Contract, HDS acquired 2,565 mu of yew tree forests and land use right of the underlying land located at Wuchang Pingfangdian Forestry Centre in Helongjiang Province, PRC. The term of the contract is 38 years, through November 7, 2051. During the term of the Wuchang Pingfangdian Forestry Centre Contract, HDS plans to harvest cut and replant the trees, sell the harvest cutting logs, promote the growth of the young trees accordingly, as well as plant yew trees of five years old or above based on the condition of the harvest cutting.

Payments to be made by the Company under the Wuchang Pingfangdian Forestry Centre Contract total RMB 47.2 million (approximately $7.7 million), payable as follows:

●	RMB 21.2 million (approximately $3.5 million) on or before December 31, 2013.

●	RMB 26.0 million (approximately $4.3 million) on or before May 31, 2015.

The Company already paid a total of RMB 17.8 million (approximately $2.9 million) as of December 31, 2013.

Since the assets purchase occurred between entities under common control, HDS recorded the assets received at historical carrying costs recorded by ZTC. The difference of $2,338,212 between the actual contract price and carrying costs is reflected as a reduction of shareholders’ equity (Additional paid-in capital). As of December 31, 2013, the assets purchased were transferred to HDS, the amount due to ZTC is approximately $4.8 million.

NOTE 9 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the years ended December 31, 2013 and 2012, customers accounting for 10% or more of the Company’s revenue were as follows:

	Years Ended December 31,
Customer	2013	2012
A	*	17%
B	21%	15%
C	*	11%
D	*	10%
E	17%	*

*	Below 10%

There were five and three customers accounted for 100% of the Company’s total outstanding accounts receivable at December 31, 2013 and 2012, respectively.

Suppliers

For the years ended December 31, 2013 and 2012, the Company did not make any significant purchases of yew seedlings. In connection with an agreement to acquire land use rights in July 2012 (the “Fuye Field Agreement”), the Company acquired more than 80,000 trees - which are not yew trees - for approximately $2.2 million (the amount was included in the land use right agreement as part of the purchase price) from an individual. For the year ended December 31, 2012, this purchase accounted for 95% of the Company’s purchase of yew seedlings and other trees and the Company did not have any accounts payable related to the supplier at December 31, 2012.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

For the years ended December 31, 2013 and 2012, sales to Yew Pharmaceutical under the Development Agreement amounted to $1,550,458 and $1,012,684, respectively. Additionally, for the years ended December 31, 2013 and 2012, the Company recorded revenues from the sale of yew handicrafts to Yew Pharmaceutical of $0 and $1,603, respectively. In summary, for the years ended December 31, 2013 and 2012, the Company recorded revenues from the following related party:

	Years Ended December 31,
Name of related party	2013	2012
Yew Pharmaceutical	$1,550,458	$1,014,287
Total	$1,550,458	$1,014,287

At December 31, 2013 and 2012, the Company had $377,821 and $284,986 accounts receivable from Yew Pharmaceutical, respectively.

Purchases

For the years ended December 31, 2013 and 2012, the Company made purchases in the amount of $0 and $121,047 of yew seedlings from ZTC, respectively. At December 31, 2013 and 2012, there was no accounts payable amount due to ZTC related to the purchases.

Operating leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2013 and 2012, rent expense related to the ZTC Lease amounted to $26,209 and $25,705, respectively. At December 31, 2013, prepaid rent to ZTC amounted to $33,212 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets. At December 31, 2012, prepaid rent to ZTC amounted to $57,870 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB 12,000 (approximately $2,000) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB 15,600 (approximately $2,500) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. For the years ended December 31, 2013 and 2012, rent expense related to the Store Lease amounted to $2,517 and $2,468, respectively.  Since December 2012, the premises subject to the Store Lease have been used as warehouse space rather than retail space.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2013 and 2012, rent expense related to the Office Lease amounted $2,420 and $2,373, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB 10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the year ended December 31, 2013, rent expense related to the JSJ Lease amounted to $1,613. At December 31, 2013, prepaid rent to Mr. Wang amounted to $819 which was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in fiscal 2013 and fiscal 2012, aggregated approximately $10,336 and $11,024, respectively. The space provided by Mr. Wang to use as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount of $10,336 and $11,024 for fiscal 2013 and fiscal 2012, respectively, that the Company paid to third parties for expenses related to the property in fiscal 2013 and fiscal 2012 is not material.

At December 31, 2013, the total prepaid rent for the above operating leases with related parties amounted to $34,031, which amount was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

Future minimum rental payments required under the related parties operating leases are as follows:

Years Ending December 31:
2014	$6,341
2015	134,274
2016	2,420
2017	22,587
2018	2,420
Thereafter	438,315
Total	$606,357

Due to related parties

The Company’s officers and directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature and non-interest bearing and unsecured and payable on demand. The due to related parties amount at December 31, 2013 and 2012 was as follows:

Name of related parties	2013	2012
Zhiguo Wang	$47,726	$45,976
Guifang Qi	-	1,900
ZTC	4,802,911	-
Total	$4,850,637	$47,876

Amount due to ZTC is incurred in connection with acquisition of yew tree forests and land use right of underlying land. The acquisition is treated as a transaction between entities under common control, see Note 8(c) for more details.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB 200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of December 31, 2013, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 11 – STATUTORY RESERVES

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2013 and 2012, the Company appropriated to the statutory surplus reserve in the amount of $417,624 and $493,407, respectively. The accumulated balance of the statutory reserve of the Company as of December 31, 2013 and 2012 was $2,597,118 and $2,179,494, respectively.

NOTE 12 – SEGMENT INFORMATION

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

During the years ended December 31, 2013 and 2012, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2013 and 2012 was as follows:

	For the Years Ended December 31,
	2013	2012
Revenues:
TCM raw materials	$4,170,748	$3,745,348
Yew trees	3,011,728	2,819,968
Handicrafts	257,172	162,208
	7,439,648	6,727,524
Cost of revenues:
TCM raw materials	1,117,407	615,956
Yew trees	1,097,470	578,296
Handicrafts	192,523	84,805
	2,407,400	1,279,057
Depreciation and amortization:
TCM raw materials	370,564	337,949
Yew trees	24,586	37,440
Handicrafts	22,900	31,346
Other	143,466	157,096
	561,516	563,831
Net income (loss):
TCM raw materials	3,053,341	3,129,393
Yew trees	1,914,257	2,241,672
Handicrafts	64,649	77,402
Other	(1,132,515)	(3,242,200)
	$3,899,732	$2,206,267

	December 31, 2013
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$20,953,562	$632,583	$94,124	$306,371	$21,986,640

	December 31, 2012
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$14,983,045	$734,212	$122,491	$374,539	$16,214,287

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On March 20, 2002, the Company leased office space in the A’cheng district in Harbin (the “A’cheng Lease”). The A’cheng Lease is for a term of 23 years and expires on March 19, 2025. Pursuant to the A’cheng Lease, lease payment shall be made as follows:

Year	Annual lease amount	Payment due date
March 2002 to February 2012	RMB 25,000	Before December 2012
March 2012 to February 2017	RMB 25,000	Before December 2017
March 2017 to March 2025	RMB 25,000	Before December 2025

For the years ended December 31, 2013 and 2012, rent expense related to the A’cheng Lease amounted $3,858 and $3,784, respectively.

Future minimum rental payments required under the A’cheng Lease are as follows:

Years Ending December 31:
2014	$-
2015	-
2016	-
2017	20,167
2018	-
Thereafter	28,234

Total	$48,401

See Note 10 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the years ended December 31, 2013 and 2012, the Company made sales of $1,281,928 and $381,022, respectively, under the Seedling Agreement.

NOTE 14 – JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the years ended December 31, 2013 and 2012, the Company has not generated any revenues or activity on this land.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

4.19(1)	Power of Attorney dated November 5, 2010 - Zhiguo Wang

Exhibit No.	Description
4.20(1)	Power of Attorney dated November 5, 2010 - Guifang Qi
4.21(1)	Power of Attorney dated November 5, 2010 - Xingming Han
10.1(1)	Cooperation and Development Contract of Yew (taxus) Yinpian dated January 9, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Pharmaceutical Co., Ltd.
10.2(1)	Technology Development Services Agreement dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.3(1)	Technology Development Services Supplementary Agreement dated February 2, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.4+(1)	Labor Contract effective May 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.5+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.6+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.7+(1)	Engagement Agreement dated August 24, 2011 between Yew Bio-Pharm Group, Inc. and CFO On Call Asia, Inc.
10.8(1)	Consulting Agreement dated November 1, 2010 between Yew Bio-Pharm Group, Inc. and Richard Lo
10.9(1)	Joint-Stock Construct Rare Plant Northeast Yew Contract dated March 21, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Wuchang City Forestry Bureau
10.10(1)	Waste Forest Land Transfer Agreement dated March 22, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Chengshan Niu
10.11(1)	Barren Hills and Uncultivated Land Use Right Transfer Agreement dated April 4, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Pingshan Town Government
10.12(1)	Contract for Seedling Land dated March 25, 2005 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Technology Stock Co.
10.13(1)	Contract for the Transfer of Forest Land Use Right and of the Ownership of Timbers dated January 18, 2008 among Harbin Yew Science and Technology Development Co., Ltd., Shukun Jiang and Shubao Jiang
10.14(1)	Yew Planting Seedlings Transfer Contract dated March 4, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.15(1)	Lease Contract dated March 20, 2002 between Harbin Yew Science and Development Technology Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.16(1)	Lease Contract dated December 3, 2008 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.17(1)	Lease Contract dated November 15, 2011 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.18(1)	Lease Contract dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.19+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.20+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.21+(2)	Labor Contract effective May 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.22(3)	Forest Transfer Contract for Fuye Field, Beizhao Village, Hongxing Town, Acheng District
10.23(4)	Founder’s Option dated December 13, 2012 issued to Zhiguo Wang
10.24(4)	Founder’s Option dated December 13, 2012 issued to Guifang Qi
10.25(4)	Founder’s Option dated December 13, 2012 issued to Xingming Han
10.26(5)	Yew Bio-Pharm Group, Inc. 2012 Equity Incentive Plan
10.27(7)	Lease Contract dated July 1, 2012 between Heilongjiang JSJ Bio-Technology Development Co., Ltd. and Zhiguo Wang
10.28(8)	Forest and Land Use Right Acquisition Contract dated November 15, 2013 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Zishan Keji Gufen Limited Company.
21.1*	Subsidiaries of the registrant
24.1*	Power of Attorney (included after signatures hereto)

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory agreement
*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Company’s registration statement on Form 10, filed with the SEC on May 8, 2012.
(2)	Incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form 10/A, filed with the SEC on June 29, 2012.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2012.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012.
(5)	Incorporated by reference from the Company’s Proxy Statement, filed with the SEC on October 24, 2012.
(6)	Incorporated by reference from Amendment No.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 23, 2013.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on April 11, 2013
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2013.