Form 10-Q
period 2014-03-31
Yew Bio-Pharm Group, Inc.
filed 2014-05-20
CIK 1548240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

(702) 487-4683

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

As of May 20, 2014, there were 50,000,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2014

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2013.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$99,504	$1,159,611
Accounts receivable	1,837,401	418,875
Accounts receivable - related party	339,044	377,821
Inventories	1,575,509	1,089,087
Due from related parties	85,159	34,031
Prepaid expenses and other assets	16,600	2,697

Total Current Assets	3,953,217	3,082,122

LONG-TERM ASSETS:
Inventories, net of current portion	10,009,310	10,245,146
Property and equipment, net	976,176	1,033,078
Land use rights and yew forest assets, net	20,048,846	20,953,562

Total Long-term Assets	31,034,332	32,231,786

Total Assets	$34,987,549	$35,313,908

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$-	$-
Accrued expenses and other payables	151,138	136,713
Taxes payable	1,898	10,232
Due to related parties	3,400,914	4,850,637

Total Current Liabilities	3,553,950	4,997,582

Total Liabilities	3,553,950	4,997,582

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 50,000,000 shares authorized; 50,000,000 and
50,000,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	50,000	50,000
Additional paid-in capital	8,058,165	8,058,165
Retained earnings	17,898,053	16,664,138
Statutory reserves	2,738,444	2,597,118
Accumulated other comprehensive income - foreign currency translation adjustment	2,688,937	2,946,905

Total Shareholders' Equity	31,433,599	30,316,326

Total Liabilities and Shareholders' Equity	$34,987,549	$35,313,908

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For Three Months Ended March 31,
	2014	2013
REVENUES:
Revenues	$1,613,718	$1,440,991
Revenues - related party	454,259	357,949

Total Revenues	2,067,977	1,798,940

COST OF REVENUES:
Cost of revenues	414,616	495,659
Cost of revenues - related party	113,118	83,010

Total Cost of Revenues	527,734	578,669

GROSS PROFIT	1,540,243	1,220,271

OPERATING EXPENSES:
Selling	1,760	5,614
Other general and administrative	165,636	271,961

Total Operating Expenses	167,396	277,575

Other Operating Income	2,142	-

INCOME FROM OPERATIONS	1,374,989	942,696

OTHER INCOME (EXPENSES):
Interest income	236	42
Other income (expense)	16	(417)

Total Other Income (Expenses)	252	(375)

NET INCOME	$1,375,241	$942,321

COMPREHENSIVE INCOME:
NET INCOME	$1,375,241	$942,321
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	(257,968)	154,652

COMPREHENSIVE INCOME	$1,117,273	$1,096,973

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.02
Diluted	$0.02	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,000,000	50,000,000
Diluted	68,118,682	50,000,000

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,375,241	$942,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,408	56,274
Amortization of land use rights and yew forest assets	128,546	89,244
Loss (gain) on disposal of property and equipment	(2,142)	417
Changes in operating assets and liabilities:
Accounts receivable	(1,432,302)	(760,760)
Accounts receivable - related party	35,949	(272,041)
Prepaid and other current assets	(14,005)	(302,193)
Due from related party	7,045	6,859
Inventories	264,439	260,540
Accounts payable	-	1,041
Accrued expenses and other payables	15,148	133,403
Due to related parties	-	1,217
Taxes payable	(8,320)	(2,220)

NET CASH PROVIDED BY OPERATING ACTIVITIES	416,007	154,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	5,000	-
Loan made to related parties	(58,825)

NET CASH USED IN INVESTING ACTIVITIES	(53,825)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments for related parties advances	(1,420,521)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,420,521)	-

EFFECT OF EXCHANGE RATE ON CASH	(1,771)	3,454

NET INCREASE (DECREASE) IN CASH	(1,060,110)	157,556

CASH - Beginning of period	1,159,611	386,821

CASH - End of period	$99,504	$544,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Reclassification of yew forest assets to Inventories	$610,193	$-

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2014, and the results of operations and cash flows for the three-month period ended March 31, 2014 and 2013, have been made.

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

As of March 31, 2014, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2014 and December 31, 2013, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

Assets	March 31, 2014	December 31, 2013
Cash	$84,695	$1,146,546
Accounts receivable	1,837,401	418,875
Accounts receivable – related party	339,044	377,821
Due from related party	58,400	-
Inventories (current and long-term)	11,584,819	11,334,233
Prepaid expenses and other assets	13,646	2,388
Prepaid expenses - related parties	26,353	33,213
Property and equipment, net	918,823	966,148
Land use rights and yew forest assets, net	20,048,846	20,953,562
Total assets of VIE	$34,912,027	$35,232,786
Liabilities
Accrued expenses and other payables	$85,334	16,294
Taxes payable	716	9,924
Due to VIE holding companies	1,659,586	1,703,324
Due to related parties	3,380,613	4,804,661
Total liabilities of VIE	$5,126,249	$6,534,203

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

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of March 31, 2014 and December 31, 2013, inventories consisted of the following:

	March 31, 2014			December 31, 2013
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$127,619	$2,729,412	$2,857,031	$416,519	$2,608,829	$3,025,348
Work-in-process	17,561	-	17,561	17,446	-	17,446
Finished goods - handicrafts	100,417	699,562	799,979	197,842	653,785	851,627
Yew seedlings	1,329,912	6,580,336	7,910,248	457,280	6,982,532	7,439,812

	$1,575,509	$10,009,310	$11,584,819	$1,089,087	$10,245,146	$11,334,233

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of March 31, 2014 and December 31, 2013.

The Company’s subsidiary and VIE, JSJ and HDS, respectively, being incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(25%)	(25%)
Total provision for income taxes	-	-

Income before income tax expenses of $1,375,241 and $942,321 for the three months ended March 31, 2014 and 2013, respectively, was attributed to subsidiaries with operations in China. HDS and JSJ recorded no income tax expense for the three months ended March 31, 2014 and 2013 due to the fact that HDS has been granted a tax exemption and has loss carry-forwards from previous years to offset income tax liability generated for handicraft sales and JSJ has been incurring net losses.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Tax exemption effect	$350,294	$268,944
Tax reduction due to loss carry-forward	3,021	3,456
Loss not subject to income tax	(832)	(1,330)
Basic net income per share effect	$(0.01)	$(0.01)
Diluted net income per share effect	$(0.01)	$(0.01)

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment, which only represents a small portion of net revenues.

The Company has incurred net operating loss for income tax purposes for the three months ended March 31, 2014 and 2013. The net operating loss carry-forwards for U.S. income tax purposes amounted to $3,293,117 and $3,258,426 at March 31, 2014 and December 31, 2013, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at March 31, 2014 and December 31, 2013. The valuation allowance at March 31, 2014 and December 31, 2013 was $1,119,660 and $1,107,865, respectively. The net change in the valuation allowance was an increase of $11,795 and $48,266 during the three months ended March 31, 2014 and 2013, respectively and management will review this valuation allowance periodically and make adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
U.S. tax benefit of net operating loss carry forward	$1,119,660	$1,107,865
Valuation allowance	(1,119,660)	(1,107,865)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $21.4 million and $20.1 million as of March 31, 2014 and December 31, 2013, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

The number of shares of the Company’s common stock subject to each Founder’s Option is as follows:

Name of Optionee	Number of Shares Subject to Founder's Option
Zhiguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300
Total	22,805,512

There were no stock warrants issued, terminated/forfeited and exercised during the three months ended March 31, 2014.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at March 31, 2014:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2014	Weighted Average Exercise Price
$0.22	22,805,512	3.70	$0.22	22,805,512	$0.22

The aggregate intrinsic value amounted to $9,806,370 which based upon the Company’s closing stock price of $0.65 as of March 31, 2014, which would have been received by the option holders had all option holders exercised their option awards as of that date.

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

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,375,241	$942,321
Weighted average common stock outstanding – basic	50,000,000	50,000,000
Effect of dilutive securities:
Subscribed common shares issuable	-	-
Stock options issued to directors/officers	18,118,682	-
Weighted average common stock outstanding – diluted	68,118,682	50,000,000
Net income per common share – basic	$0.03	$0.02
Net income per common share – diluted	$0.02	$0.02

The Company's aggregate common stock equivalents at March 31, 2014 and December 31, 2013 included the following:

	March 31, 2014	December 31, 2013
Stock options	$22,805,512	$22,805,512
Total	$22,805,512	$22,805,512

NOTE 7 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three months ended March 31, 2014 and 2013, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended March 31,
Customer	2014	2013
A	*	44%
B (Yew Pharmaceutical, a related party)	22%	20%
C	*	18%
D	*	11%
E	33%	*

*	Less than 10%

Two customers accounted for 44% of the Company’s total outstanding accounts receivable at March 31, 2014.
The four largest customers accounted for 100% of the Company’s total outstanding accounts receivable at March 31, 2013.

Suppliers

For the three months ended March 31, 2014 and 2013, the Company did not make any material purchases.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2014 and 2013, sales to Yew Pharmaceutical under the Development Agreement amounted to $454,259 and $357,949, respectively.

At March 31, 2014 and December 31, 2013, the Company had $339,044 and $377,821 accounts receivable from Yew Pharmaceutical, respectively.

Operating leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended March 31, 2014 and 2013, rent expense related to the ZTC Lease amounted to $6,636 and $6,461, respectively. At March 31, 2014 and December 31, 2013, prepaid rent to ZTC amounted to $26,353 and $33,212 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB 12,000 (approximately $2,000) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB 15,600 (approximately $2,500) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. For the three months ended March 31, 2014 and 2013, rent expense related to the Store Lease amounted to $637 and $620, respectively.  Since December 2012, the premises subject to the Store Lease have been used as warehouse space rather than retail space.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB 15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended March 31, 2014 and 2013, rent expense related to the Office Lease amounted $613 and $597, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB 10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the three months ended March 31, 2014 and 2013, rent expense related to the JSJ Lease amounted to $409 and $398. At March 31, 2014 and December 31, 2013, prepaid rent to Mr. Wang amounted to $405 and $819, respectively, which was included in prepaid expenses - related parties on the accompanying consolidated balance sheets.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in the three months ended March 31, 2014 and 2013, aggregated approximately $5,085 and $3,508, respectively. The space provided by Mr. Wang to use as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount of $5,085 and $3,508 for the three months ended March 31, 2014 and 2013, respectively, that the Company paid to third parties for expenses related to the property in the three months ended March 31, 2014 and 2013 is not material.

At March 31, 2014 and December 31, 2013, the total prepaid rent for the above operating leases with related parties amounted to $26,759 and $34,031, respectively, which amount was included in prepaid expenses-related parties on the accompanying consolidated balance sheets.

Loan made to related party

On January 15, 2014, the Company entered into a loan agreement with Yew Pharmaceutical pursuant to which, the Company agreed to lend Yew Pharmaceutical in the amount of RMB 360,000 ($58,400). The proceeds of the loan would be utilized to purchase an inspection machinery and equipment. The acquired fixed asset would improve quality assurance of yew products and ensure the consistency of sales. Under the agreement, Yew Pharmaceutical, upon its final inspection of machinery and equipment, has four months to pay off the entire loan to the Company. The duration of the loan agreement starts from January 15, 2014 through May 15, 2014. As of March 31, 2014, the outstanding balance is $58,400.

Due to related parties

The Company’s officers and directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature and non-interest bearing and unsecured and payable on demand. The due to related parties amount at March 31, 2014 and December 31, 2013 was as follows:

Name of related parties	March 31, 2014	December 31, 2013
Zhiguo Wang	$22,645	$47,726
ZTC	3,378,269	4,802,911
Total	$3,400,914	$4,850,637

Amount due to ZTC was incurred in connection with acquisition of yew tree forests and land use right of underlying land.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB 200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of March 31, 2014, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended March 31, 2014 and 2013, the Company appropriated to the statutory surplus reserve in the amount of $141,326 and $108,960, respectively. The accumulated balance of the statutory reserve of the Company as of March 31, 2014 and December 31, 2013 was $2,738,444 and $2,597,118, respectively.

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

During the three months ended March 31, 2014 and 2013, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
TCM raw materials	$1,043,980	$896,161
Yew trees	964,306	856,954
Handicrafts	59,691	45,825
	2,067,977	1,798,940
Cost of revenues:
TCM raw materials	232,340	199,960
Yew trees	249,331	360,687
Handicrafts	46,063	18,022
	527,734	578,669
Depreciation and amortization:
TCM raw materials	125,736	89,244
Yew trees	13,700	8,561
Handicrafts	7,819	7,752
Other	27,699	39,961
	174,954	145,518
Net income (loss):
TCM raw materials	796,227	696,201
Yew trees	694,336	496,267
Handicrafts	14,682	27,803
Other	(130,004)	(277,950)
	$1,375,241	$942,321

	March 31, 2014
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$20,048,846	$616,598	$85,595	$273,983	$21,025,022

	December 31, 2013
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$20,953,562	$632,583	$94,124	$306,371	$21,986,640

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2014 and 2013, and consolidated financial conditions as of March 31, 2014 and December 31, 2013 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three months ended March 31, 2014 and 2013, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three months ended March 31, 2014, revenues from the sale of TCM raw materials represented approximately 50.5% of consolidated revenue (including 22.0% of consolidated revenues from a related party); sale of yew trees represented approximately 46.6% of consolidated revenue; and the sale of handicrafts represented approximately 2.9% of consolidated revenue. For the three months ended March 31, 2013, revenues from the sale of TCM raw materials represented approximately 49.8% of consolidated revenue (including 19.9% of consolidated revenues from a related party); sale of yew trees represented approximately 47.6% of consolidated revenue; and the sale of handicrafts represented approximately 2.6% of consolidated revenue.

All of our revenues were generated by HDS and in the PRC. Other than expenses (approximately $36,776 and $142,000 for the three months ended March 31, 2014 and 2013, respectively) incurred primarily related to meeting its reporting requirements in the U.S., YBP has no other significant business operations. At March 31, 2014, YBP has approximately $11,571 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $5,498, including approximately $3,238 in cash at March 31, 2014. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of March 31, 2014 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Based on factors above, at March 31, 2014, we did not provide any inventory allowance and reserve.

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

Due from related parties

On January 15, 2014, the Company entered into a loan agreement with Yew Pharmaceutical pursuant to which, the Company agreed to lend Yew Pharmaceutical in amount of RMB 360,000 ($58,400). The proceeds of the loan would be utilized to purchase an inspection machinery and equipment. The acquired fixed asset would improve quality assurance of yew products and ensure the consistency of sales. Under the agreement, Yew Pharmaceutical, upon its final inspection of machinery and equipment, has four months to pay off the entire loan to the Company. The duration of the loan agreement starts from January 15, 2014 through May 15, 2014. As of March 31, 2014, the outstanding balance is $58,400.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

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

	Three Months Ended March 31,
	2014	2013
Revenues - third parties	$1,613,718	$1,440,991
Revenues - related party	454,259	357,949
Total revenues	2,067,977	1,798,940
Cost of revenues - third parties	414,616	495,659
Cost of revenues - related party	113,118	83,010
Total cost of revenues	527,734	578,669
Gross profit	1,540,243	1,220,271
Operating expenses	167,396	277,575
Other operating income	2,142	-
Income from operations	1,374,989	942,696
Other income (expenses)	252	(375)
Net income	1,375,241	942,321
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(257,968)	154,652
Comprehensive income	$1,117,273	$1,096,973

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

For the three months ended March 31, 2014, we had total revenues of $2,067,977, as compared to $1,798,940 for the three months ended March 31, 2013, an increase of $269,037 or 15.0%. The increase in total revenue was attributable to the increase in revenue from all three of our business segments Total revenue is summarized as follows:

	Three Months Ended March 31,			Percentage
	2014	2013	Increase	Change
TCM raw materials	$1,043,980	$896,161	$147,819	16.5%
Yew trees	964,306	856,954	107,352	12.5%
Handicrafts	59,691	45,825	13,866	30.3%
Total	$2,067,977	$1,798,940	$269,037	15.0%

Of the total amount of revenue for the three months ended March 31, 2014 and 2013, $454,259 and $357,949, respectively, an increase of $96,310 or 26.9%, came from sales of related party, Yew Pharmaceutical.

Increase in revenue of TCM raw material is attributable to additional purchase from our related party, Yew Pharmaceutical, which it had depleted majority of its inventory close to the end of fiscal 2013. Increase in revenue of yew trees and handicraft are both considered as steady increase of our normal business sales. Although we expect to see a steady increase of our revenues in the future, the actual result will depend upon the actual market demand and available supply.

Cost of Revenues

For the three months ended March 31, 2014, cost of revenues amounted to $527,734 as compared to $578,669 for the three months ended March 31, 2013, a decrease of $50,935 or 8.8%. Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land use rights and yew forest assets, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs. For the three months ended March 31, 2014, cost of revenues accounted for 25.5% of total revenues compared to 32.2% of total revenues for the three months ended March 31, 2013.

Cost of revenues by product categories was as follows:

	Three Months Ended March 31,			Percentage
	2014	2013	Increase	Change
TCM raw materials	$232,340	$199,960	$32,380	16.2%
Yew trees	249,331	360,687	(111,356)	(30.9	) %
Handicrafts	46,063	18,022	28,041	155.6%
Total	$527,734	$578,669	$(50,935)	(8.8	) %

The decrease in our cost of revenues for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily a result of the decrease in costs of revenue in yew tree segment and offset by increase in costs of revenue of TCM raw materials and handicrafts segments.

The increase in cost of revenue in TCM raw material segment is attributable to increase in overall sales, method of extraction, increase in logistical distance, and fees associated with outsourced plant labor to third party contractor.

The decrease in cost of revenue in yew trees segment is attributable to changes of cost after performing quarterly physical inventory and related accounting adjustment. For the three months ended March 31, 2013, a transaction of yew tree cost was recorded and subsequently reversed on April 1st, 2013. Therefore, we saw a decrease in yew tree cost compared to three months ended March 31, 2013.

The increase in cost of revenue of handicrafts is attributable to increase in related direct material and manufacturing overhead. Therefore, our unit cost of single and paired of chopstick crafts had increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The unit cost of paired chopstick crafts was approximately $18.00 and $7.00 for the three months ended March 31, 2014 and 2013, respectively. The unit cost of single chopstick crafts was approximately $10.00 and $4.00 for the three months ended March 31, 2014 and 2013, respectively.

Gross Profit

For the three months ended March 31, 2014, gross profit was $1,540,243 as compared to $1,220,271 for the three months ended March 31, 2013, representing gross margins of 74.5% and 67.8%, respectively. Gross profit margins by product categories were as follows:

	Three Months Ended March 31,		(Decrease)
	2014	2013	Increase
TCM raw materials	77.7%	77.7%	-%
Yew trees	74.1%	57.9%	28.0%
Handicrafts	22.8%	60.7%	(62.4)%
Total	74.5%	67.8%	9.8%

The increase in our overall gross profit margin for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to a decrease in gross profit margin in handicrafts segments, offset by an increase in gross profit margin in yew trees segment.

For the three months ended March 31, 2014, our gross margin percentage related to the sale of TCM raw materials remained consistent with March 31, 2013.

The increase in our gross margin percentage related to the sale of yew trees and seedlings for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily attributable to changes of cost after performing quarterly physical inventory and related accounting adjustment. For the three months ended March 31, 2013, a transaction of yew tree cost was recorded and subsequently reversed on April 1st, 2013. Therefore, we saw a decrease in yew tree cost and increase in related gross margin compared to three months ended March 31, 2013.

The decrease in our gross margin percentage related to the sale of handicrafts for the three months ended March 31, 2014 was primarily attributable to increase in related direct material and manufacturing overhead. Therefore, our unit cost of single and paired chopstick crafts had increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The unit cost of paired chopstick crafts was approximately $18.00 and $7.00 for the three months ended March 31, 2014 and 2013, respectively. The unit cost of single chopstick crafts was approximately $10.00 and $4.00 for the three months ended March 31, 2014 and 2013, respectively.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended March 31,
	2014	2013
Salary and related benefit	$-	$3,888
Shipping and handling	1,133	562
Other	627	1,164
Total	$1,760	$5,614

For the three months ended March 31, 2014, selling expenses were $1,760 as compared to $5,614 for the three months ended March 31, 2013, a decrease of $3,854, or 68.6%. The decrease in our selling expenses for the three months ended March 31, 2014 was primarily attributable to decreases in salary and related benefit expenses and other miscellaneous expenses , partially offset by increases in shipping and handling expenses.

General and Administrative Expenses

For the three months ended March 31, 2014, general and administrative expenses amounted to $165,636, as compared to $271,961 for the three months ended March 31, 2013, a decrease of $106,325, or 39.1%. General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2014	2013
Compensation and related benefits	$33,784	$69,262
Depreciation	35,206	47,396
Travel and entertainment	4,150	19,912
Professional fees	62,344	83,255
Other	30,152	52,136
Total	$165,636	$271,961

The decrease in our general and administrative expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributable to decrease in all categories of expenses.

The changes in these expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, consisted of the following:

●
For the three months ended March 31, 2014, compensation and related benefits decreased by $35,478, or 51.2%, as compared to the three months ended March 31, 2013. The decrease in compensation and related benefits is mainly attributable to fees paid to outsourced third party plant labor contractor which increased the related manufacture cost. In additions, during November 2013, we made arrangement with our employees to reduce 73% of salary in exchange for future stock compensation.

●
For the three months ended March 31, 2014, depreciation decreased by $12,190, or 25.7%, as compared to the three months ended March 31, 2013. The decrease was primarily attributable to decrease in depreciable assets which one of automobiles were fully depreciated as of March 31, 2013. In addition, we had another depreciable automobile that had fully depreciated as of January 1, 2014.

●
For the three months ended March 31, 2014, travel and entertainment decreased by $15,762, or 79.2% as compared to the three month ended March 31, 2013. The decrease was primarily attributable to decrease in travels relating to business coordination as we saw our business operation stabilized.

●
Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended March 31, 2014, professional fees decreased by $20,911, or 25.1%, as compared to the three months ended March 31, 2013. This decrease was primarily attributable to decrease in fees paid to professional for filing requirements as we saw processes were standardized.

●
For the three months ended March 31, 2014, other miscellaneous general and administrative expenses decreased by $21,984, or 42.2%, as compared to the three months ended March 31, 2013. The decrease was primarily attributable our daily operation stabilized.

Other Operating Income

For the three months ended March 31, 2014, other operating income increased by $2,142, or 100.0% as compared to the three months ended March 31, 2013. The increase was primarily attributable to gain on disposal of one of our depreciable assets.

Income from Operations

For the three months ended March 31, 2014, income from operations was $1,374,989 as compared to income from operations of $942,696 for the three months ended March 31, 2013, an increase of $432,293, or 45.9%. This increase was primarily attributable to an increase in overall gross profit and decrease in operating expenses

Other Income (Expenses)

For the three months ended March 31, 2014, total other income amounted to $252 as compared to total other expense of $375 for the three months ended March 31, 2013.

Net Income

As a result of the factors described above, our net income was $1,375,241 or $0.03 and $0.02 per share (basic and diluted, respectively), for the three months ended March 31, 2014, as compared to net income of $942,321 or $0.02 per share (basic and diluted), for the three months ended March 31, 2013.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2014, we reported an unrealized loss on foreign currency translation of $257,968, as compared to a gain of $154,652 for the three months ended March 31, 2013. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended March 31, 2014, comprehensive income of $1,117,273 was derived from the sum of our net income of $1,375,241 plus a foreign currency translation loss of $257,968. For the three months ended March 31, 2013, comprehensive income of $1,096,973 was derived from the sum of our net income of $942,321 plus a foreign currency translation gain of $154,652.

Segment Operations

For the three months ended March 31, 2014 and 2013, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2014 was as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$589,721	$964,306	$59,691	$1,613,718
Revenues - related party	454,259	-	-	454,259
Total revenues	1,043,980	964,306	59,691	2,067,977

Cost of revenues	119,222	249,331	46,063	414,616
Cost of revenues - related party	113,118	-	-	113,118
Total cost of revenues	$232,340	$249,331	$46,063	$527,734

Information with respect to these reportable business segments for the three months ended March 31, 2013 was as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$538,212	$856,954	$45,825	$1,440,991
Revenues - related party	357,949	-	-	357,949
Total revenues	896,161	856,954	45,825	1,798,940

Cost of revenues	116,950	360,687	18,022	495,659
Cost of revenues - related party	83,010	-	-	83,010
Total cost of revenues	$199,960	$360,687	$18,022	$578,669

TCM raw materials

During the three months ended March 31, 2014, we sold 6,070 kg of TCM raw materials as compared to 5,327 kg of TCM raw materials during the three months ended March 31, 2013, a 14.0% increase in sales volume due primarily to increase in our overall sales to Yew Pharmaceutical, related party, and non-related party. Although we expect to see a steady increase of our revenues in the future, the actual result will depend upon the actual market demand and available supply.

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

For the three months ended March 31, 2014 and 2013, we had revenue of $454,259 and $357,949, respectively, from the sale of TCM raw materials to Yew Pharmaceutical pursuant to the Development Agreement. For the three months ended March 31, 2014 and 2013, revenue from the sale of TCM raw materials to third parties amounted to $589,721 and $538,212, respectively.

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

Sales of TCM raw materials to a related party customer, Yew Pharmaceutical, increased during the three months ended March 31, 2014 since Yew Pharmaceutical needed to replenish its depleted inventory of TCM raw materials during the fourth quarter of 2013. Accordingly, our revenue generated from the related party increased for the three months ended March 31, 2014.

Sales volume is summarized as follows:

	Three Months Ended March 31,
	2014	2013
Sales volume - third parties (kg)	3,290	3,077
Sales volume - related party (kg)	2,780	2,250
Total sales volume	6,070	5,327

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

The increase in our cost of revenues in the TCM raw materials segment for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to the increase in our revenues, method of extraction, increase in logistical distance, and fees associated with outsourced plant labor to third party contractor in the TCM raw materials segment. Our gross profit margin for the TCM raw materials segment for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 remained consistent.

Yew trees

During the three months ended March 31, 2014, we sold approximately 68,551 pieces of yew seedlings and trees as compared to approximately 180,000 pieces of yew seedlings and trees in the three months ended March 31, 2013, a decrease in volume of 61.9%. For the three months ended March 31, 2013, we sold more yew tree seedling planted in 2010 and dragon spruce seedling at lower cost in approximately 74,000 and 25,000 pieces, respectively.

The decrease in cost of revenue in yew trees segment is attributable to changes of cost after performing quarterly physical inventory and related accounting adjustment. For the three months ended March 31, 2013, a transaction of yew tree cost was recorded and subsequently reversed on April 1st, 2013. Therefore, we saw a decrease in yew tree cost for the three months ended March 31, 2014 as compared to three months ended March 31, 2013.

In connection with our entering into a land use agreement in July 2012 (the “Fuye Field Agreement”), we acquired more than 80,000 trees – which are not yew trees – located on that property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Larix trees are used primarily in landscaping and we currently anticipate that we expect to start selling larix trees to customers in the next few years. Spruce and poplar trees are used primarily as building materials. As of March 31, 2014, we already started to sell spruce trees to customers and anticipated to start selling poplar trees in the next few years when these trees reach their maturities."

Handicrafts

During the three months ended March 31, 2014 and 2013, revenue from the sale of handicrafts made from yew timber amounted to $59,691 and $45,825, respectively, an increase of $13,866, or 30.3%. During first quarter of 2014, we continued to actively market our handicraft products. Specific steps taken to market our handicraft products include:

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

Starting in January 2013, we also began selling some of our more moderately-priced handicrafts on a television shopping program that is broadcast in Heilongjiang Province, of which Harbin is the capital. The increase in our cost of revenues in the handicrafts segments for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due to increased costs incurred in connection with increased sales of handicrafts and overall increase of average unit cost of our single and paired chopstick crafts.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2014 and December 31, 2013, we had cash balances of $99,504 and $1,159,611, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2013 to March 31, 2014:

			December 31, 2013 to March 31, 2014
Category	March 31, 2014	December 31, 2013	Change	Percentage change
Current assets:
Cash	$99,504	$1,159,611	$(1,060,107)	(91.4)%
Accounts receivable	1,837,401	418,875	1,418,526	338.7%
Accounts receivable – related party	339,044	377,821	(38,777)	(10.3)%
Due from related party	85,159	34,031	51,128	150.2%
Inventories	1,575,509	1,089,087	486,422	44.7%
Prepaid expenses and other assets	16,600	2,697	13,903	515.5%
Current liabilities:
Accounts payable	-	-	-	-%
Accrued expenses and other payables	151,138	136,713	14,425	10.6%
Taxes payable	1,898	10,232	(8,334)	(81.5)%
Due to related parties	3,400,914	4,850,637	(1,449,723)	(29.9)%
Working capital:
Total current assets	$3,953,217	$3,082,122	$871,093	28.3%
Total current liabilities	3,553,950	4,997,582	(1,443,634)	(28.9)%
Working capital	$399,267	$(1,915,460)	$2,314,727	120.8%

Our working capital increased $2,314,727 to $399,267 at March 31, 2014, from working capital of $(1,915,460) at December 31, 2013. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $1,419,000;
●	an increase in inventory of approximately $486,000;

partially offset by:

●	a decrease in cash of approximately $1,060,000.
●	a decrease in due to related parties of approximately $1,450,000;

For the three months ended March 31, 2014, net cash flow provided by operating activities was $416,007, as compared to net cash flow provided by operating activities of $154,102 for the three months ended March 31, 2013, an increase of $261,905. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2014, net cash flow provided by operating activities of $416,007 was primarily attributable to:

●
net income of approximately $1,375,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $46,000 and amortization of land use rights and yew forest assets of approximately $129,000; and

●
the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in inventories of approximately $264,000, a decrease in accounts receivable – related party of approximately $36,000,  and an increase in accrued expenses and other payables of approximately $15,000;

partially offset by:

●
the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,432,000, and an increase in prepaid expenses and other assets of approximately $14,000.

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

During the three months ended March 31, 2014, the net cash flow used in investing activities was approximately $54,000. During March 31, 2014, we had lent money to our related party of approximately $59,000, partially offset by proceeds from disposal of property and equipment of approximately $5,000.

During the three months ended March 31, 2014, the net cash flow used in financing activities was approximately $1,421,000. During the three months ended March 31, 2014, we made repayments to related parties of approximately $1,421,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2014 and December 31, 2013, approximately $31.4 million and $25.7 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$612,458	$138,508	$25,736	$902	$443,312
Total	$612,458	$138,508	$25,736	$902	$443,312

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $257,968 and gain of $154,652 for the three months ended March 31, 2014 and March 31, 2013, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

No material change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 7, 2014, the Company received a letter from Marshall & Stevens, Incorporated (Marshall-Stevens), its appraiser, informing the Company that the disclosure of the Marshall-Stevens name in the Company’s December 6, 2013 Form 8-K, its March 31, 2014 Form 10-K and its April 29, 2014 Form S-1, together with the inclusion of the Marshall-Stevens Valuation Report (the “Valuation Report”) as an exhibit to the Company’s December 6, 2013 Form 8-K was not in accordance with the Company’s October 15, 2013 agreement with Marshall-Stevens (the “Agreement”) relating to, among other things, non-disclosure and confidential treatment of the Valuation Report and the Appraiser. The Company maintains that any non conformity to the Agreement was inadvertent, harmless and not in breach of the Agreement.

In any event, the Company will not disclose the Marshall-Stevens name in any other filings or other documents without notifying Marshall-Stevens in advance.

Further, no person, other than the Company, is entitled to rely on the work done by Marshall-Stevens, including, without limitation, the Valuation Report.

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
Zhiguo Wang
Chief Financial Officer

Date: May 20, 2014

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