Form 10-Q
period 2014-06-30
Yew Bio-Pharm Group, Inc.
filed 2014-08-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 12 , 2014, there were 52,125,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2014

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$230,678	$1,159,611
Accounts receivable	1,325,680	418,875
Accounts receivable - related party	138,039	377,821
Inventories	878,863	1,089,087
Prepaid expenses – related party	19,786	34,031
Prepaid expenses and other assets	23,113	2,697

Total Current Assets	2,616,159	3,082,122

LONG-TERM ASSETS:
Inventories, net of current portion	10,018,965	10,245,146
Property and equipment, net	931,651	1,033,078
Land use rights and yew forest assets, net	20,548,091	20,953,562

Total Long-term Assets	31,498,707	32,231,786

Total Assets	$34,114,866	$35,313,908

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,304	$-
Accrued expenses and other payables	134,959	136,713
Taxes payable	6,309	10,232
Due to related parties	1,044,742	4,850,637

Total Current Liabilities	1,228,314	4,997,582

Total Liabilities	1,228,314	4,997,582

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 50,000,000 and 50,000,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	50,000	50,000
Additional paid-in capital	8,058,165	8,058,165
Retained earnings	19,165,764	16,664,138
Statutory reserves	2,888,204	2,597,118
Accumulated other comprehensive income - foreign currency translation adjustment	2,724,419	2,946,905

Total Shareholders' Equity	32,886,552	30,316,326

Total Liabilities and Shareholders' Equity	$34,114,866	$35,313,908

 See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES:
Revenues	$1,780,535	$1,143,880	$3,394,253	$2,584,871
Revenues - related party	283,032	962,486	737,291	1,320,435

Total Revenues	2,063,567	2,106,366	4,131,544	3,905,306

COST OF REVENUES:
Cost of revenues	354,456	206,310	769,072	701,969
Cost of revenues - related party	70,479	299,212	183,597	382,222

Total Cost of Revenues	424,935	505,522	952,669	1,084,191

GROSS PROFIT	1,638,632	1,600,844	3,178,875	2,821,115

OPERATING EXPENSES:
Selling	661	6,079	2,421	11,693
General and administrative	220,361	271,908	385,997	543,869

Total Operating Expenses	221,022	277,987	388,418	555,562

INCOME FROM OPERATIONS	1,417,610	1,322,857	2,790,457	2,265,553

OTHER INCOME (EXPENSES):
Interest income	55	42	291	84
Other income (expense)	(194)	(200)	1,964	(617)

Total Other Income (Expenses)	(139)	(158)	2,255	(533)

NET INCOME	$1,417,471	$1,322,699	$2,792,712	$2,265,020

COMPREHENSIVE INCOME:
NET INCOME	$1,417,471	$1,322,699	$2,792,712	$2,265,020
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	35,482	442,871	(222,486)	597,523

COMPREHENSIVE INCOME	$1,452,953	$1,765,570	$2,570,226	$2,862,543

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.03	$0.06	$0.05
Diluted	$0.03	$0.03	$0.04	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,000,000	50,000,000	50,000,000	50,000,000
Diluted	50,000,000	50,000,000	64,872,148	50,000,000

 See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,792,712	$2,265,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	91,862	102,954
Amortization of land use rights and yew forest assets	255,678	178,817
Loss (gain) on disposal of fixed assets	(2,142)	420
Changes in operating assets and liabilities:
Accounts receivable	(911,790)	(1,019,696)
Accounts receivable - related party	237,626	(1,184,390)
Prepaid expenses and other current assets	(20,473)	(24,082)
Due from related party	14,034	13,801
Inventories	358,413	(186,105)
Accounts payable	42,398	2,957
Accrued expenses and other payables	(1,100)	(14,358)
Taxes payable	(3,865)	(2,824)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,853,353	132,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	5,000	-
Purchase of property and equipment	-	(3,084)
Loan to related party	-	2,448
Payments for land use rights and yew forest assets	(3,755,629)	(493,878)

NET CASH USED IN INVESTING ACTIVITIES	(3,750,629)	(494,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	1,221	-
Repayments for related parties advances	(25,674)	-

NET CASH USED IN FINANCING ACTIVITIES	(24,453)	-

EFFECT OF EXCHANGE RATE ON CASH	(7,204)	5,200

NET INCREASE (DECREASE) IN CASH	(928,933)	(356,800)

CASH - beginning of period	1,159,611	386,821

CASH - end of period	$230,678	$30,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Reclassification of yew forest assets to inventories	$1,658	$-

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2014, and the results of operations and cash flows for the six-month period ended June 30, 2014 and 2013, have been made.

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

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and date of incorporation	Registered capital	Effective ownership	Principal activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings and potted yew trees; and the manufacture of yew tree wood handicrafts

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

●

Exclusive Option Agreement. Under an Exclusive Option Agreement among JSJ, HDS and each HDS Shareholder (individually, an “Option Agreement”), the terms of which are substantively identical to each other, each HDS Shareholder has granted JSJ or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the HDS Shareholder’s equity interests in HDS (the “Equity Interest Purchase Option”) for RMB10. If an appraisal is required by PRC laws at the time when and if JSJ exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws. Without the consent of JSJ, the HDS Shareholders shall not sell, transfer, mortgage or dispose of their respective shares of HDS stock. Additionally, without the prior consent of JSJ, the HDS Shareholders shall not in any manner supplement, change or amend the articles of association and bylaws of HDS, increase or decrease its registered capital, change the structure of its registered capital in any other manner, or engage in any transactions that could materially affect HDS’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB500,000, sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of each Option Agreement is ten years commencing on November 5, 2020 and may be extended at the sole election of JSJ.

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

As of June 30, 2014, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2014 and December 31, 2013, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

	June 30, 2014	December 31, 2013
Assets
Cash	$213,721	$1,146,546
Accounts receivable	1,325,680	418,875
Accounts receivable – related party	138,039	377,821
Inventories (current and long-term)	10,897,828	11,334,233
Prepaid expenses and other assets	20,159	2,388
Prepaid expenses - related parties	19,786	33,213
Property and equipment, net	880,458	966,148
Land use rights and yew forest assets, net	20,548,090	20,953,562
Total assets of VIE	$34,043,761	$35,232,786
Liabilities
Accounts payables	$42,304	$-
Accrued expenses and other payables	74,535	16,294
Taxes payable	4,034	9,924
Due to VIE holding companies	1,580,398	1,703,324
Due to related parties	1,024,441	4,804,661
Total liabilities of VIE	$2,725,712	$6,534,203

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

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of June 30, 2014 and December 31, 2013, inventories consisted of the following:

	June 30, 2014			December 31, 2013
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$155,472	$2,732,382	$2,887,854	$416,519	$2,608,829	$3,025,348
Work-in-process	-	-	-	17,446	-	17,446
Finished goods - handicrafts	89,717	693,009	782,726	197,842	653,785	851,627
Yew seedlings	633,674	6,593,574	7,227,248	457,280	6,982,532	7,439,812
	$878,863	$10,018,965	$10,897,828	$1,089,087	$10,245,146	$11,334,233

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of June 30, 2014 and December 31, 2013.

The Company’s subsidiary and VIE, JSJ and HDS, respectively, being incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. federal income tax rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)
PRC EIT rate	25%	25%	25%	25%
PRC tax exemption and reduction	(25%)	(25%)	(25%)	(25%)
Total provision for income taxes	-	-	-	-

Income before income tax expenses of $1,417,471 and $1,322,699 for the three months ended June 30, 2014 and 2013, respectively, and $2,792,712 and $2,265,020 for the six months ended June 30, 2014 and 2013, respectively, was attributed to subsidiaries with operations in China. HDS and JSJ recorded no income tax expense for the three and six months ended June 30, 2014 and 2013 due to the fact that HDS has been granted a tax exemption and has loss carry-forwards from previous years to offset income tax liability generated for handicraft sales and JSJ has been incurring net losses.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax exemption effect	$374,005	$353,167	$725,132	$622,111
Tax reduction due to loss carry-forward	(849)	-	2,172	-
Loss not subject to income tax	(827)	(7,795)	(1,659)	(5,669)
Basic net income per share effect	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted net income per share effect	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment, which only represents a small portion of net revenues.

The Company has incurred net operating loss for income tax purposes for the three and six months ended June 30, 2014 and 2013. The net operating loss carry-forwards for U.S. income tax purposes amounted to $3,369,937 and $3,258,426 at June 30, 2014 and December 31, 2013, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at June 30, 2014 and December 31, 2013. The valuation allowance at June 30, 2014 and December 31, 2013 was $1,145,779 and $1,107,865, respectively. The net change in the valuation allowance was an increase of $11,795 and $19,989 during the three months ended June 30, 2014 and 2013, respectively. The net change in the valuation allowance was an increase of $37,914 and $68,255 during the six months ended June 30, 2014 and 2013, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
U.S. tax benefit of net operating loss carry forward	$1,145,779	$1,107,865
Valuation allowance	(1,145,779)	(1,107,865)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $22.7 million and $20.1 million as of June 30, 2014 and December 31, 2013, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

On December 13, 2012, the Company’s shareholders approved the issuance of stock purchase options (“Founders’ Options”) to the Company’s directors/officers (collectively, the “Founders”) and the Company issued the Founders’ Options to the Founders following such approval. The terms of each Founder’s Option are identical to each other except for the name of the optionee and the number of shares of the Company’s common stock subject to each Founder’s Option. The principal terms of the Founders’ Options include the following:

●	Each Founder’s Option is fully vested upon issuance;
●	Each Founder’s Option is exercisable for a period of five years from the date of issuance;
●	Each Founder’s Option is exercisable at $0.22 per share; and
●	Each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The number of shares of the Company’s common stock subject to each Founder’s Option is as follows:

Name of Optionee	Number of Shares Subject to Founder's Option
Zhiguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300
Total	22,805,512

There were no stock warrants issued, terminated/forfeited and exercised during the six months ended June 30, 2014.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at June 30, 2014:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2014	Weighted Average Exercise Price
$0.22	22,805,512	3.45	$0.22	22,805,512	$0.22

The aggregate intrinsic value amounted to $684,165 which is based upon the Company’s closing stock price of $0.25 as of June 30, 2014, which would have been received by the option holders had all option holders exercised their option awards as of that date.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,417,471	$1,322,699	$2,792,712	$2,265,020
Weighted average common stock outstanding – basic	50,000,000	50,000,000	50,000,000	50,000,000
Effect of dilutive securities:
Subscribed common shares issuable	-	-	-	-
Stock options issued to directors/officers	-	-	14,872,148	-
Weighted average common stock outstanding – diluted	50,000,000	50,000,000	64,872,148	50,000,000
Net income per common share – basic	$0.03	$0.03	$0.06	$0.05
Net income per common share – diluted	$0.03	$0.03	$0.04	$0.05

The Company's aggregate common stock equivalents at June 30, 2014 and December 31, 2013 included the following:

	June 30, 2014	December 31, 2013
Stock options	$22,805,512	$22,805,512
Total	$22,805,512	$22,805,512

NOTE 7 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and six months ended June 30, 2014 and 2013, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2014	2013	2014	2013
A	16%	* %	25%	* %
B (Yew Pharmaceutical, a related party)	14%	46%	18%	34%
C	15%	24%	* %	33%

*	Less than 10%

The two largest customers accounted for 24% and 73% of the Company’s total outstanding accounts receivable at June 30, 2014 and 2013, respectively, of which Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 9.4% and 45.7% of total outstanding accounts receivable accordingly.

Suppliers

For the three and six months ended June 30, 2014 and 2013, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Supplier	2014		2013	2014		2013
A	*	%	62%	*	%	62%
B	*	%	38%	*	%	38%
C	100%		* %	100%		* %

For the three and six months ended June 30, 2014, three individual suppliers, aggregated as supplier C in the table above, accounted for 100% of the Company’s purchases and the Company had $42,304 payable with these suppliers at June 30, 2014.

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

For the three months ended June 30, 2014 and 2013, sales to Yew Pharmaceutical under the Development Agreement amounted to $283,032 and $962,486, respectively. For the six months ended June 30, 2014 and 2013, sales to Yew Pharmaceutical under the Development Agreement amounted to $737,291 and $1,320,435, respectively.

At June 30, 2014 and December 31, 2013, the Company had $138,039 and $377,821 accounts receivable from Yew Pharmaceutical, respectively.

Operating leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended June 30, 2014 and 2013, rent expense related to the ZTC Lease amounted to $6,584 and $6,539, respectively. For the six months ended June 30, 2014 and 2013, rent expense related to the ZTC Lease amounted to $13,220 and $13,000, respectively. At June 30, 2014 and December 31, 2013, prepaid rent to ZTC amounted to $19,786 and $33,212 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB12,000 (approximately $2,000) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB15,600 (approximately $2,500) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. On December 31, 2013, the Company terminated the Store Lease. For the three months ended June 30, 2014 and 2013, rent expense related to the Store Lease amounted to $nil and $628, respectively.  For the six months ended June 30, 2014 and 2013, rent expense related to the Store Lease amounted to $nil and $1,248, respectively. Since December 2012, the premises subject to the Store Lease have been used as warehouse space rather than retail space.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended June 30, 2014 and 2013, rent expense related to the Office Lease amounted to $608 and $603, respectively. For the six months ended June 30, 2014 and 2013, rent expense related to the Office Lease amounted to $1,221 and $1,200, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the three months ended June 30, 2014 and 2013, rent expense related to the JSJ Lease amounted to $405 and $402, respectively. For the six months ended June 30, 2014 and 2013, rent expense related to the JSJ Lease amounted to $814 and $800, respectively. At June 30, 2014 and December 31, 2013, prepaid rent to Mr. Wang amounted to $nil and $819, respectively, which was included in prepaid expenses - related parties on the accompanying consolidated balance sheets.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in the three months ended June 30, 2014 and 2013, aggregated approximately $1,742 and $3, 842, respectively, and in the six months ended June 30, 2014 and 2013, aggregated approximately $6,827 and $7,350, respectively. The space provided by Mr. Wang to use as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount the Company paid to third parties for expenses related to the property is not material.

At June 30, 2014 and December 31, 2013, the total prepaid rent for the above operating leases with related parties amounted to $19,786 and $34,031, respectively, which amount was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

Loan made to a related party

On January 15, 2014, the Company entered into a loan agreement with Yew Pharmaceutical pursuant to which, the Company agreed to lend Yew Pharmaceutical in the amount of RMB360,000 ($58,400). The proceeds of the loan would be utilized to purchase an inspection machinery and equipment. The acquired fixed asset would improve quality assurance of yew products and ensure the consistency of sales. Under the agreement, Yew Pharmaceutical, upon its final inspection of machinery and equipment, has four months to pay off the entire loan to the Company. The duration of the loan agreement starts from January 15, 2014 through May 15, 2014. As of June 30, 2014, the outstanding balance is $nil.

Due to related parties

The Company’s officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The due to related parties amount at June 30, 2014 and December 31, 2013 was as follows:

Name of related parties	June 30, 2014	December 31, 2013
Zhiguo Wang	$23,257	$47,726
ZTC	1,021,485	4,802,911
Total	$1,044,742	$4,850,637

Amount due to ZTC incurred in connection with acquisition of yew tree forests and land use right of underlying land.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of June 30, 2014, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended June 30, 2014 and 2013, the Company appropriated to the statutory surplus reserve in the amount of $149,760 and $138,524, respectively. For the six months ended June 30, 2014 and 2013, the Company appropriated to the statutory surplus reserve in the amount of $291,086 and $247,484, respectively. The accumulated balance of the statutory reserve of the Company as of June 30, 2014 and December 31, 2013 was $2,888,204 and $2,597,118, respectively.

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

During the three and six months ended June 30, 2014 and 2013, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2014	2013	2014	2013
Revenues:
TCM raw materials	$1,150,805	$1,270,330	$2,194,785	$2,166,491
Yew trees	872,437	796,653	1,836,743	1,653,607
Handicrafts	40,325	39,383	100,016	85,208
	2,063,567	2,106,366	4,131,544	3,905,306
Cost of revenues:
TCM raw materials	208,658	415,091	440,998	615,051
Yew trees	180,040	44,991	429,371	405,678
Handicrafts	36,237	45,440	82,300	63,462
	424,935	505,522	952,669	1,084,191
Depreciation and amortization:
TCM raw materials	116,151	89,573	241,887	178,817
Yew trees	19,548	8,665	33,248	17,226
Handicrafts	7,104	7,811	14,923	15,563
Other	29,783	30,204	57,482	70,165
	172,586	136,253	347,540	281,771
Net income (loss):
TCM raw materials	956,664	855,239	1,752,891	1,551,440
Yew trees	712,286	751,662	1,406,622	1,247,929
Handicrafts	4,679	(6,057)	19,361	21,746
Other	(256,158)	(278,145)	(386,162)	(556,095)
	1,417,471	1,322,699	$2,792,712	$2,265,020

	June 30, 2014
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$20,210,687	$943,905	$77,574	$247,576	$21,479,742

	December 31, 2013
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$20,953,562	$632,583	$94,124	$306,371	$21,986,640

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On July 18, 2014, the Company’s Board of Directors in lieu of an established Compensation Committee granted options pursuant to the Corporation’s 2012 Equity Incentive Plan to two directors and one of its employees (the “Optionees”). Within the stock option agreement, each of the Optionees was issued 200,000 shares of common stock of the Company at an exercise price of $0.20 per share. The option has a term of four years and expires on August 1, 2018 from August 1, 2014, vesting commencement date. The options vest over a three-year time period from grant date, and 30%, 35%, and 35% of the total shares granted shall vest and become exercisable 12, 24, and 36 months after the initial vesting commencement date.

On July 21, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. The service provider will be providing promotional opportunities related to the Registrant’s business and disseminating research material and only “publicly available materials as provided by the Registrant to increase general awareness of the Registrant and its business to the public.

On July 22, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant for a period of three years. Pursuant to the Agreement, the Company agreed to issue to the consultant 1,250,000 shares of its Rule 144 restricted common stock for the service period. The consultant will provide financing and listing consultation services including assessments to certain areas where financial practices can be improved and training and other guidance to enhance the effectiveness and efficiency of the Company’s personnel in the area of financial management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, and consolidated financial conditions as of June 30, 2014 and December 31, 2013 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and six months ended June 30, 2014 and 2013, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the six months ended June 30, 2014, revenues from the sale of TCM raw materials represented approximately 53.1% of consolidated revenue (including 17.8% of consolidated revenues from a related party); sale of yew trees represented approximately 44.5% of consolidated revenue; and the sale of handicrafts represented approximately 2.4% of consolidated revenue. For the six months ended June 30, 2013, revenues from the sale of TCM raw materials represented approximately 55.5% of consolidated revenue (including 33.8% of consolidated revenues from a related party); sale of yew trees represented approximately 42.3% of consolidated revenue; and the sale of handicrafts represented approximately 2.2% of consolidated revenue.

For the three months ended June 30, 2014, revenues from the sale of TCM raw materials represented approximately 55.7% of consolidated revenue (including 13.7% of consolidated revenues from a related party); sale of yew trees represented approximately 42.3% of consolidated revenue; and the sale of handicrafts represented approximately 2.0% of consolidated revenue. For the three months ended June 30, 2013, revenues from the sale of TCM raw materials represented approximately 60.3% of consolidated revenue (including 45.7% of consolidated revenues from a related party); sale of yew trees represented approximately 37.8% of consolidated revenue; and the sale of handicrafts represented approximately 1.9% of consolidated revenue.

All of YPB revenues were generated by HDS and in the PRC. YBP has no significant business operations in the U.S. as of the current reporting period. The expenses (approximately $113,653 and $201,000 for the six months ended June 30, 2014 and 2013, respectively) incurred in the U.S. were primarily related to satisfy the reporting requirements of public listed company. At June 30, 2014, YBP has approximately $13,763 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $4,138, including approximately $3,194 in cash at June 30, 2014. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of June 30, 2014 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Based on factors above, at June 30, 2014, we did not provide any inventory allowance and reserve.

In accordance with ASC 905, “Agriculture”, our costs of growing yew seedlings is accumulated until the time of harvest and is reported at the lower of cost or market.

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

Due from related parties

On January 15, 2014, the Company entered into a loan agreement with Yew Pharmaceutical pursuant to which, the Company agreed to lend Yew Pharmaceutical in amount of RMB 360,000 ($58,400). The proceeds of the loan would be utilized to purchase an inspection machinery and equipment. The acquired fixed asset would improve quality assurance of yew products and ensure the consistency of sales. Under the agreement, Yew Pharmaceutical, upon its final inspection of machinery and equipment, has four months to pay off the entire loan to the Company. The duration of the loan agreement starts from January 15, 2014 through May 15, 2014. As of June 30, 2014, the outstanding balance is $0.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues - third parties	$1,780,535	$1,143,880	$3,394,253	$2,584,871
Revenues - related party	283,032	962,486	737,291	1,320,435
Total revenues	2,063,567	2,106,366	4,131,544	3,905,306
Cost of revenues - third parties	354,456	206,310	769,072	701,969
Cost of revenues - related party	70,479	299,212	183,597	382,222
Total cost of revenues	424,935	505,522	952,669	1,084,191
Gross profit	1,638,632	1,600,844	3,178,875	2,821,115
Operating expenses	221,022	277,987	388,418	555,562
Income from operations	1,417,610	1,322,857	2,790,457	2,265,553
Other income (expenses)	(139)	(158)	2,255	(533)
Net income	1,417,471	1,322,699	2,792,712	2,265,020
Other comprehensive income:
Foreign currency translation adjustment	35,482	442,871	(222,486)	597,523
Comprehensive income	$1,452,953	$1,765,570	$2,570,226	$2,862,543

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Revenues

Our revenues principally derived from sales of TCM raw materials used for remanufacturing and yew trees which consisted of sale of yew tree seedling and mature trees. For the three months ended June 30, 2014, we had total revenues of $2,063,567, as compared to $2,106,366 for the three months ended June 30, 2013, a decrease of $42,799 or 2.0%. There was no obvious variance in total revenue for the three month ended June 30, 2014 as compared to June 30, 2013.

For the six months ended June 30, 2014, we had total revenues of $4,131,544, as compared to $3,905,306 for the six months ended June 30, 2013, an increase of $226,238 or 5.8%. The increase in total revenue for the six month ended June 30, 2014 as compared to June 30, 2013 was attributable to increase in yew tree and handicraft segments.

Total revenue is summarized as follows:

	Three Months Ended June 30,			Percentage
	2014	2013	Increase	Change
TCM raw materials	$1,150,805	$1,270,330	$(119,525)	(9.4)%
Yew trees	872,437	796,653	75,784	9.5%
Handicrafts	40,325	39,383	942	2.4%
Total	$2,063,567	$2,106,366	$(42,799)	(2.0)%

	Six Months Ended June 30,			Percentage
	2014	2013	Increase	Change
TCM raw materials	$2,194,785	$2,166,491	$28,294	1.3%
Yew trees	1,836,743	1,653,607	183,136	11.1%
Handicrafts	100,016	85,208	14,808	17.4%
Total	$4,131,544	$3,905,306	$226,238	5.8%

For the three month ended June 30, 2014 compared to June 30, 2013, the decrease in revenue of TCM raw material is attributable to normal sales fluctuation in normal course of business, while the increase in revenue of yew tree was due to the growth of new market demand as we signed with a regional distributor located in Shenzhen, China in the first half year, along with normal sales fluctuation. The revenue of handicrafts has remained consistent as compared to prior period.

For the six month ended June 30, 2014, the revenue of TCM raw material remained consistent as compared to six month ended June 30, 2013. The increase in revenue of yew tree was due to the growth of new market demand as we signed with a regional distributor located in Shenzhen, China in the first half year, along with normal sales fluctuation. The increase in revenue of handicraft is attributable to the changes in sales product mix which had increased overall unit selling price for the six month ended June 30, 2014.

Cost of Revenues

Our cost of revenues is mainly influenced by the costs of TCM raw materials and yew tree segments. For the three months ended June 30, 2014, cost of revenues amounted to $424,935 as compared to $505,522 for the three months ended June 30, 2013, a decrease of $80,587 or 15.9%. For the three months ended June 30, 2014, cost of revenues accounted for 20.6% of total revenues compared to 24.0% of total revenues for the three months ended June 30, 2013.

For the six months ended June 30, 2014, cost of revenues amounted to $952,669 as compared to $1,084,191 for the six months ended June 30, 2013, a decrease of $131,522 or 12.1%. For the six months ended June 30, 2014, cost of revenues accounted for 23.1% of total revenues compared to 27.8% of total revenues for the six months ended June 30, 2013.

Cost of revenues by product categories is as follows:

	Three Months Ended June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
TCM raw materials	$208,658	$415,091	$(206,433)	(49.7)%
Yew trees	180,040	44,991	135,049	300.2%
Handicrafts	36,237	45,440	(9,203)	(20.3)%
Total	$424,935	$505,522	$(80,587)	(15.9)%

	Six Months Ended June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
TCM raw materials	$440,998	$615,051	$(174,053)	(28.3)%
Yew trees	429,371	405,678	23,693	5.8%
Handicrafts	82,300	63,462	18,838	29.7%
Total	$952,669	$1,084,191	$(131,522)	(12.1)%

For the three months ended June 30, 2014, the decrease in our cost of revenues as compared to three month ended June 30, 2013 is primarily a result of the decrease in cost of revenue in TCM raw materials and handicraft segments and offset by increase in cost of revenue of yew tree segments.

The decrease in cost of revenue of TCM raw materials segment is mainly attributable to higher unit cost TCM raw materials, remanufactured from yew trees in Qingshan plant during April, 2013, that were eventually depleted by the year ended 2013. In addition, the decrease in related revenue of TCM raw materials had also reduced the overall cost of revenue for the three months ended June 30, 2014 as compared to 2013.

The increase in cost of revenue in yew trees segment is attributable to changes of cost after performing quarterly physical inventory and related accounting adjustments. A transaction of yew tree cost was recorded on March 31, 2013 and subsequently reversed on April 1st, 2013 which had increased yew tree cost for three months ended March 31, 2013 and led to decrease in yew tree cost for three months ended June 30, 2013.

The decrease in cost of revenue in handicraft segment for the three months ended June 30, 2014 as compared to 2013 is primarily attributable to the changes in sales product mix.

For the six months ended June 30, 2014, the decrease in our cost of revenues as compared to six months ended June 30, 2013 is primarily a result of the decrease in cost of revenue in TCM raw materials segment and offset by increase in costs of revenue of yew tree and handicraft segments.

The decrease in cost of revenue of TCM raw materials segment is mainly attributable to higher unit cost TCM raw materials, remanufactured from yew trees in Qingshan plant during April, 2013, that were eventually depleted by the year ended 2013.

The increase in cost of revenue in yew trees segment is attributable to increase in related sales for the six months ended June 30, 2014.

The increase in cost of revenue in handicraft segment is attributable to the changes in sales product mix as well as the increase of handicrafts revenue for the six months ended June 30, 2014.

Gross Profit

For the three months ended June 30, 2014, gross profit was $1,638,632 as compared to $1,600,844 for the three months ended June 30, 2013, representing gross margins of 79.4% and 76.0%, respectively. For the six months ended June 30, 2014, gross profit was $3,178,875 as compared to $2,821,115 for the six months ended June 30, 2013, representing gross margins of 76.9% and 72.2%, respectively. Gross profit margins by categories were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	(Decrease) Increase	2014	2013	(Decrease) Increase
TCM raw materials	81.9%	67.3%	21.6%	79.9%	71.6%	11.6%
Yew trees	79.4%	94.4%	(15.9)%	76.6%	75.5%	1.5%
Handicrafts	10.1%	(15.4)%	165.9%	17.7%	25.5%	(30.6)%
Total	79.4%	76.0%	4.5%	76.9%	72.2%	6.5%

For the three months ended June 30, 2014, our overall gross profit margin had increased as compared to overall gross profit margin for the three month ended June 30, 2013 primarily attributable to increase in profit margin of our TCM raw materials and handicrafts segments offset by decrease in profit margin of our yew trees segment.

Our gross margin percentage of TCM raw materials had increased for the three months ended June 30, 2014 is primarily attributable to the decrease in cost of revenue, resulted from higher unit cost TCM materials, remanufactured from yew trees in Qingshan plant during April, 2013, that were eventually depleted by the year ended 2013.

Our gross margin percentage of yew trees had decreased primarily attributable to changes of cost after performing quarterly physical inventory and related accounting adjustments. For the three months ended March 31, 2013, a transaction of yew tree cost was recorded and subsequently reversed on April 1st, 2013. As we saw impact of accounting adjustment had affected both three month ended March 31 and June 30, 2013, respectively, the overall six month ended June 30, 2013 had only very minimal impact to our cost of yew trees accordingly.

Our gross margin percentage of handicrafts had increased primarily attributable to the changes in sales product mix. During the three months ended June 30, 2013, we sold two handicraft products at below cost with defects based on the decision of the management. The two handicraft products had total revenue of approximately $15,000 with corresponding cost of revenue in $39,000, which had resulted negative gross profit of approximately $24,000.

For the six months ended June 30, 2014, our overall gross profit margin had increased as compared to overall gross profit margin for the six month ended June 30, 2013 primarily attributable to increase in profit margin of our TCM raw materials segment offset by decrease in profit margin of our handicrafts segment.

Our gross margin percentage of TCM raw materials had increased primarily attributable to the decrease in cost of revenue, resulted from higher unit cost TCM materials, remanufactured from yew trees in Qingshan plant during April, 2013, that were eventually depleted by the year ended 2013.

Our gross margin percentage of yew trees segment was remained consistent with June 30, 2013.

Our gross margin percentage of handicraft had increased primarily attributable to the changes in sales product mix, and during the second quarter of 2013, we sold two handicraft products at below cost with defects based on the decision of the management.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Salary and related benefit	$-	$4,231	$-	$8,119
Shipping and handling	338	149	1,471	711
Other	323	1,699	950	2,863
Total	$661	$6,079	$2,421	$11,693

For the three months ended June 30, 2014, total selling expense was $661 as compared to $6,079 for the three months ended June 30, 2013, a decrease of $5,418 or 89.1%. The decrease in our selling expenses for the three months ended June 30, 2014 was primarily attributable to decrease in salary and related benefit which we expect to increase in the next half year.

For the six months ended June 30, 2014, selling expenses were $2,421 as compared to $11,693 for the six months ended June 30, 2013, a decrease of $9,272, or 79.3%. The decrease in our selling expenses for the six months ended June 30, 2014 was primarily attributable to decrease in salary and related benefit which we expect to increase in the next half year.

General and Administrative Expenses

For the three months ended June 30, 2014, general and administrative expenses amounted to $220,361, as compared to $271,908 for the three months ended June 30, 2013, a decrease of $51,547, or 19.0%.

For the six months ended June 30, 2014, general and administrative expenses amounted to $385,997, as compared to $543,869 for the six months ended June 30, 2013, a decrease of $157,872, or 29.0%.

General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation and related benefits	$39,069	$70,437	$72,853	$139,699
Depreciation	34,400	37,693	69,606	85,089
Travel and entertainment	22,850	27,850	27,000	47,762
Professional fees	72,748	89,426	135,092	172,681
Other	51,294	46,502	81,446	98,638
Total	$220,361	$271,908	$385,997	$543,869

The decrease in our general and administrative expenses for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, is primarily attributable to decrease in compensation and related benefits and professional fees.

The decrease in our general and administrative expenses for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 is primarily attributable to decrease in all categories the expenses.

The changes in general and administrative expenses for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, consisted of the following:

●	For the three months ended June 30, 2013, compensation and related benefits decreased by $31,368, or 44.5%, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, compensation and related benefits decreased by $66,846, or 47.9%, as compared to the six months ended June 30, 2013. The decrease in compensation and related benefits is mainly attributable to fees paid to outsourced third party labor contractor which reduced the direct compensation and benefits of hiring seasonal labors. In addition, during November 2013, we made arrangement with our employees to reduce 73% of salary in exchange for future stock incentive plan.

●	For the three months ended June 30, 2014, depreciation decreased by $3,293, or 8.7%, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, depreciation decreased by $15,483, or -18.2%, as compared to the six months ended June 30, 2013. The decrease was primarily attributable to decrease in depreciable assets which one of the automobiles were fully depreciated as of March 31, 2013. In addition, we had another depreciable automobile that had fully depreciated as of January 1, 2014.

●	For the three months ended June 30, 2014, travel and entertainment decreased by $5,000 or 18.0%, as compared to the three months ended June 30, 2013. For the six months ended June 30, 2014, travel and entertainment decreased by $20,762 or 43.5%, as compared to the six months ended June 30, 2013. These decreases for the periods shown are primarily attributable to decrease in travels relating to business coordination as we saw our business operation had continued to be stabilized.

●	Professional fees consisted primarily of legal, accounting and other fees associated with the cost of being a public company in the United States. For the three and six months ended June 30, 2014, professional fees decreased by $16,678, or 18.7% and $37,589 or 21.8% as compared to the three and six months ended June 30, 2013. The decrease is primarily attributable to decrease in fees paid to professionals for filing requirements as we saw processes were standardized.

●	For the three months ended June 30, 2014, other miscellaneous general and administrative expense increased by $4,792, or 10.3%, as compared to the three months ended June 30, 2013. The increase is primarily due to the increase of investor relationship fee as we did not incur such expense in 2013. For the six months ended June 30, 2014, other miscellaneous general and administrative expense decreased by $17,192, or 17.4%, as compared to the six months ended June 30, 2013. The decrease was primarily due to our daily operation had continued to be stabilized.

Income from Operations

For the three months ended June 30, 2014, income from operations was $1,417,610, as compared to income from operations of $1,322,857 for the three months ended June 30, 2013, an increase of $94,753, or 7.2%. This increase is primarily attributable to decrease in cost of revenue, selling expenses and general and administrative.

For the six months ended June 30, 2014, income from operations was $2,790,457, as compared to income from operations of $2,265,553 for the six months ended June 30, 2013, an increase of $524,904, or 23.1%. This increase was primarily attributable to decrease in selling, general and administrative expenses, increase in total revenue along with decreased cost of revenue

Other Income (Expenses)

For the three months ended June 30, 2013, total other expense was $139 as compared to total other expense of $158 for the three months ended June 30, 2013. For the six months ended June 30, 2013, total other income was $2,255 as compared to total other expense of $533 for the six months ended June 30, 2013.

Net Income

As a result of the factors described above, our net income was $1,417,471 or $0.03 per share (basic and diluted), for the three months ended June 30, 2014, as compared to net income of $1,322,699 or $0.03 per share (basic and diluted), for the three months ended June 30, 2013. Our net income was $2,792,712, or $0.06 per basic share and $0.04 per diluted share, for the six months ended June 30, 2014, as compared to net income of $2,265,020, or $0.05 per share (basic and diluted), for the six months ended June 30, 2013.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2014, we reported an unrealized gain on foreign currency translation of $35,482, as compared to $442,871 for the three months ended June 30, 2013. For the six months ended June 30, 2013, we reported an unrealized loss on foreign currency translation of $222,486, as compared to unrealized gain of $597,523 for the six months ended June 30, 2013. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended June 30, 2014, comprehensive income of $1,452,953 was derived from the sum of our net income of $1,417,471 plus a foreign currency translation gain of $35,482. For the three months ended June 30, 2013, comprehensive income of $1,765,570 was derived from the sum of our net income of $1,322,699 plus a foreign currency translation gain of $442,871.

For the six months ended June 30, 2014, comprehensive income of $2,570,226 was derived from the sum of our net income of $2,792,712 offset with foreign currency translation loss of $222,486. For the six months ended June 30, 2013, comprehensive income of $2,862,543 was derived from the sum of our net income of $2,265,020 plus a foreign currency translation gain of $597,523.

Segment Information

For the three and six months ended June 30, 2014 and 2013, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended June 30, 2014 and 2013 was as follows:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues
TCM raw materials	$867,773	$283,032	$1,150,805	$307,844	$962,486	$1,270,330
Yew trees	872,437	-	872,437	796,653	-	796,653
Handicrafts	40,325	-	40,325	39,383	-	39,383
Total revenues	$1,780,535	$283,032	$2,063,567	$1,143,880	$962,486	$2,106,366

Cost of Revenues
TCM raw materials	$138,179	$70,479	$208,658	$115,879	$299,212	$415,091
Yew trees	180,040	-	180,040	44,991	-	44,991
Handicrafts	36,237	-	36,237	45,440	-	45,440
Total cost of revenues	$354,456	$70,479	$424,935	$206,310	$299,212	$505,522

Information with respect to these reportable business segments for the six months ended June 30, 2014 and 2013 was as follows:

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues:
TCM raw materials	$1,457,493	$737,291	$2,194,784	$846,056	$1,320,435	$2,166,491
Yew trees	1,836,743	-	1,836,743	1,653,607	-	1,653,607
Handicrafts	100,017	-	100,017	85,208	-	85,208
Total revenues	$3,394,253	$737,291	$4,131,544	$2,584,871	$1,320,435	$3,905,306

Cost of sales:
TCM raw materials	$257,401	$183,597	$440,998	$232,829	$382,222	$615,051
Yew trees	429,371	-	429,371	405,678	-	405,678
Handicrafts	82,300	-	82,300	63,462	-	63,462
Total cost of revenues	$769,072	$183,597	$952,669	$701,969	$382,222	$1,084,191

TCM raw materials

During the three months ended June 30, 2014, we sold 6,610 kg of TCM raw materials as compared to 7,880 kg of TCM raw materials during the three months ended June 30, 2013, a 16.1% decrease in sales volume primarily attributable to decrease in sales volume to our related party, Yew Pharmaceutical.

During the six months ended June 30, 2014, we sold 12,680 kg of TCM raw materials as compared to 13,207 kg of TCM raw materials during the six months ended June 30, 2013, a 4.0% decrease in sales volume primarily attributable to decrease in sales volume to our related party, Yew Pharmaceutical, offset by increase in sales volume to third-party customers.

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

For the three months ended June 30, 2014 and 2013, we had revenue of $283,032 and $962,486, respectively, from the sale of TCM raw materials to Yew Pharmaceutical, a decrease of $679,454 or 70.6%. For the six months ended June 30, 2014 and 2013, we had revenue of $737,291 and $1,320,435, respectively, from the sale of TCM raw materials to Yew Pharmaceutical, a decrease of $583,144 or 44.2%.

Revenue generated from related party, Yew Pharmaceutical, had decreased for the three and six months ended June 30, 2014 as compared to 2013 primarily attributable to normal sales fluctuation which we expect to increase sales volume to Yew Pharmaceutical in the second half year of 2014.

For the three months ended June 30, 2014 and 2013, revenue from the sale of TCM raw materials to third parties amounted to $867,733 and $307,844, respectively, an increase in $559,889 or 181.9%. For the six months ended June 30, 2014 and 2013, revenue from the sale of TCM raw materials to third parties amounted to $1,457,493 and $846,056, respectively, an increase in $611,437 or 72.3%.

Revenue generated from sales of TCM raw materials to third party customers increased during the three- and six-month ended June 30, 2014 as compared to 2013 is primarily attributable to increase in market demand and normal sales fluctuation.

Sales volume was summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales volume - third parties (kg)	4,860	1,880	8,150	4,957
Sales volume - related party (kg)	1,750	6,000	4,530	8,250
Total sales volume	6,610	7,880	12,680	13,207

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended June 30, 2014, we sold approximately 51,000 pieces of yew seedlings and trees as compared to approximately 38,000 pieces of yew seedlings and trees for the three months ended June 30, 2013, an increase in volume of 34.2%.

During the six months ended June 30, 2014, we sold approximately 120,000 pieces of yew seedlings and trees, as compared to approximately 218,000 pieces of yew seedlings and trees for the six months ended June 30, 2013, a decrease in volume of 45.0%.

The increase in our cost of revenues in the yew trees segment for the three months ended June 30, 2014 compared to June 30, 2013 is attributable to changes of cost after performing quarterly physical inventory and related accounting adjustments. A transaction of yew tree cost was recorded on March 31, 2013 and subsequently reversed on April 1st, 2013 which had increased yew tree cost for three months ended March 31, 2013 and led to decrease in yew tree cost for three months ended June 30, 2013 For the six months ended June 30, 2014 and 2013, the increase in cost of revenue in yew trees segment is primarily attributable to the increase in related sales of yew trees.

In connection with us entering into a land use agreement in July 2012 (the “Fuye Field Agreement”), we acquired more than 80,000 tree – which were not yew trees – located on the property. These trees consisted of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Latrix trees are used primarily in landscaping and we expect to start selling larix trees in the next few years. Spruce and poplar trees are used primarily as building materials. Since March 31, 2014, we had begun to sell spruce trees to customers and anticipate selling poplar trees in the next few years once these trees reach their maturities.

Handicrafts

For the three months ended June 30, 2014, revenue from sale of handicrafts manufactured from yew timber amounted to $40,325 as compared to $39,383 for the three months ended June 30, 2013, an increase of $942 or 2.4%. For the six months ended June 30, 2014, revenue from sale of handicrafts manufactured from yew timber amounted to $100,017 as compared to $85,208 for the six months ended June 30, 2013, an increase of $14,809 or 17.4%. The increase in revenue of handicraft is attributable to the changes in sales product mix which had increased overall unit selling price for the six month ended June 30, 2014.

We continued to actively market our handicraft products during the six months ended June 30, 2014 and engage qualified and reputed first and second tier distributors to increase our handicraft sales.

Starting in January 2013, we also began selling some of our more moderately-priced handicrafts on a television shopping program that is broadcast in Heilongjiang Province, of which Harbin is the capital.

We continued to evaluate the effectiveness and design of our selling efforts in the handicrafts segment which had included establishing the appropriate sales volume goals with our distributors to reach our desired sales volume of handicrafts.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2014 and December 31, 2013, we had cash balances of $230,678 and $1,159,611, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2012 to June 30, 2013:

			December 31, 2013 to June 30, 2014
Category	June 30, 2014	December 31, 2013	Change	Percentage change
Current assets:
Cash	$230,678	$1,159,611	$(928,933)	(80.1)%
Accounts receivable	1,325,680	418,875	906,805	216.5%
Accounts receivable – related party	138,039	377,821	(239,782)	(63.5)%
Inventories	878,863	1,089,087	(210,224)	(19.3)%
Prepaid expenses and other assets	23,113	2,697	20,416	757.0%
Prepaid expenses – related parties	19,786	34,031	(14,245)	(41.9)%
Current liabilities:
Accounts payable	42,304	-	42,304	100.0%
Accrued expenses and other payables	134,959	136,713	(1,754)	(1.3)%
Taxes payable	6,309	10,232	(3,923)	(38.3)%
Due to related parties	1,044,742	4,850,637	(3,805,895)	(78.5)%
Working capital:
Total current assets	$2,616,159	$3,082,122	$(465,963)	(15.1)%
Total current liabilities	1,228,314	4,997,582	(3,769,268)	(75.4)%
Working capital	$1,387,845	$(1,915,460)	$3,303,305	172.5%

Our working capital increased $3,303,305 to $1,387,845 at June 30, 2014, from working capital of $(1,915,460) at December 31, 2013. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $907,000;

Partially offset by:

●	a decrease in cash of approximately $929,000

●	a decrease in due to related parties of approximately $3,806,000

●	a decrease in accounts receivable – related parties of approximately $240,000

●	a decrease in inventory of approximately $210,000

For the six months ended June 30, 2014, net cash flow provided by operating activities was $2,853,353, as compared to net cash flow provided by operating activities of $132,514 for the six months ended June 30, 2013, an increase of $2,720,839. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2014, net cash flow provided by operating activities of $2,853,353 is primarily attributable to:

●	net income of approximately $2,793,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $92,000 and amortization of land use rights and yew forest assets of approximately $256,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in inventories of approximately $358,000, a decrease in accounts receivable – related parties of approximately $238,000.

Partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $912,000.

For the six months ended June 30, 2013, net cash flow provided by operating activities of $134,962 is primarily attributable to:

●	net income of approximately $2,265,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $103,000 and amortization of land use rights and yew forest assets of approximately $179,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in prepaid expenses–related parties of approximately $14,000;

Partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,020,000, and an increase in accounts receivable–related party of approximately $1,184,000, and an increase in inventories of approximately $186,000.

Net cash flow used in investing activities was approximately $3,751,000 for the six months ended June 30, 2014. During the six months ended June 30, 2014, we sold one of our property and equipment and received proceeds in approximately $5,000. We have also made payment in approximately $3,756,000 for land use right and yew forest assets. Net cash flow provided in investing activities was approximately $495,000 for the six months ended June 30, 2013. During the six months ended June 30, 2013, we spent approximately $3,000 on purchase of property and equipment and made payments for yew forest assets of approximately $494,000.

Net cash flow used in financing activities was approximately $24,000 for the six months ended June 30, 2014 and consisted of repayments for advance from our related parties. During the six months ended June 30, 2013, we did not have any financing activity.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2014 and December 31, 2013, approximately $32.3 million and $25.7 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$729,120	$32,033	$65,326	$65,326	$566,435
Total	$729,120	$32,033	$65,326	$65,326	$566,435

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $222,486 and gain of $597,523 for the six months ended June 30, 2014 and 2013, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

As a “small reporting company”, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

Date: August 14, 2014

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

