Form 10-Q
period 2014-09-30
Yew Bio-Pharm Group, Inc.
filed 2014-11-17
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________TO _____________

COMMISSION FILE NUMBER: 000-54701

YEW BIO-PHARM GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1579105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

723 South Casino Center Blvd., Las Vegas, Nevada 89101

(Address of principal executive offices) (Zip Code)

(702) 487-4683

(Registrant’s telephone number, including area code)

294 Powerbilt Avenue, Las Vegas, Nevada 89148

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

As of November 14, 2014, there were 52,125,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$120,118	$1,159,611
Accounts receivable	1,604,472	418,875
Accounts receivable - related party	-	377,821
Inventories	1,731,628	1,089,087
Prepaid expenses – related party	12,788	34,031
Prepaid expenses and other assets	37,180	2,697

Total Current Assets	3,506,186	3,082,122

LONG-TERM ASSETS:
Inventories, net of current portion	10,558,479	10,245,146
Property and equipment, net	894,108	1,033,078
Land use rights and yew forest assets, net	19,598,367	20,953,562

Total Long-term Assets	31,050,954	32,231,786

Total Assets	$34,557,140	$35,313,908

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,959	$-
Accrued expenses and other payables	126,067	136,713
Taxes payable	4,315	10,232
Due to related parties	293,928	4,850,637

Total Current Liabilities	440,269	4,997,582

Total Liabilities	440,269	4,997,582

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 52,125,000 and 50,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	52,125	50,000
Additional paid-in capital	8,383,084	8,058,165
Retained earnings	19,929,747	16,664,138
Statutory reserves	3,016,936	2,597,118
Accumulated other comprehensive income - foreign currency translation adjustment	2,734,979	2,946,905

Total Shareholders' Equity	34,116,871	30,316,326

Total Liabilities and Shareholders' Equity	$34,557,140	$35,313,908

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Revenues	$1,135,825	$1,455,621	$4,530,078	$4,040,492
Revenues - related party	565,099	88,706	1,302,390	1,409,141

Total Revenues	1,700,924	1,544,327	5,832,468	5,449,633

COST OF REVENUES:
Cost of revenues	236,793	618,059	1,005,865	1,320,028
Cost of revenues - related party	57,004	20,169	240,601	402,391

Total Cost of Revenues	293,797	638,228	1,246,466	1,722,419

GROSS PROFIT	1,407,127	906,099	4,586,002	3,727,214

OPERATING EXPENSES:
Selling	6,973	7,356	9,394	19,049
General and administrative	506,566	308,611	892,563	852,480

Total Operating Expenses	513,539	315,967	901,957	871,529

INCOME FROM OPERATIONS	893,588	590,132	3,684,045	2,855,685

OTHER INCOME (EXPENSES):
Interest income (expense)	(255)	161	36	245
Other income (expense)	(617)	1,919	1,347	1,302

Total Other Income (Expenses)	(872)	2,080	1,383	1,547

NET INCOME	$892,716	$592,212	$3,685,428	$2,857,232

COMPREHENSIVE INCOME:
NET INCOME	$892,716	$592,212	$3,685,428	$2,857,232
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	10,560	180,344	(211,926)	777,867

COMPREHENSIVE INCOME	$903,276	$772,556	$3,473,502	$3,635,099

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.01	$0.07	$0.06
Diluted	$0.02	$0.01	$0.06	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,639,946	50,000,000	50,552,656	50,000,000
Diluted	51,759,743	50,000,000	63,026,963	50,000,000

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,685,428	$2,857,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132,355	147,782
Stock-based compensation	5,657	-
Common stock issued in exchange for professional service	321,387	-
Amortization of land use rights and yew forest assets	384,467	271,580
Loss (gain) on disposal of fixed assets	(1,509)	421
Changes in operating assets and liabilities:
Accounts receivable	(1,189,571)	(282,524)
Accounts receivable - related party	375,596	(869,562)
Prepaid expenses and other current assets	(34,532)	(33,635)
Prepaid expenses - related parties	21,030	20,789
Inventories	(205,265)	(594,434)
Accounts payable	15,974	3,357
Accrued expenses and other payables	(9,992)	(88,148)
Due to related parties	-	3,688
Taxes payable	(5,857)	(1,010)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,495,168	1,435,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	5,000	-
Purchase of property and equipment	(3,390)	(217,604)
Payments for land use rights and yew forest assets	(4,503,084)	(513,685)

NET CASH USED IN INVESTING ACTIVITIES	(4,501,474)	(731,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	610	-
Repayments for related parties advances	(25,674)	-

NET CASH USED IN FINANCING ACTIVITIES	(25,064)	-

EFFECT OF EXCHANGE RATE ON CASH	(8,123)	18,957

NET INCREASE (DECREASE) IN CASH	(1,039,493)	723,204

CASH - beginning of period	1,159,611	386,821

CASH - end of period	$120,118	$1,110,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Reclassification of yew forest assets to inventory	$828,908	$-

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2014, and the results of operations and cash flows for the nine-month period ended September 30, 2014 and 2013, have been made.

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

As of September 30, 2014, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; and (3) manufacturing and selling furniture and handicrafts made of yew tree timber. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2014 and December 31, 2013, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

	September 30, 2014	December 31, 2013
Assets
Cash	$103,663	$1,146,546
Accounts receivable	1,604,472	418,875
Accounts receivable – related party	-	377,821
Inventories (current and long-term)	12,290,107	11,334,233
Prepaid expenses and other assets	37,030	2,388
Prepaid expenses - related parties	13,194	33,213
Property and equipment, net	848,133	966,148
Land use rights and yew forest assets, net	19,598,366	20,953,562
Total assets of VIE	$34,494,965	$35,232,786
Liabilities
Accounts payables	$15,959	$-
Accrued expenses and other payables	70,906	16,294
Taxes payable	2,040	9,924
Due to VIE holding companies	1,516,723	1,703,324
Due to related parties	273,627	4,804,661
Total liabilities of VIE	$1,879,255	$6,534,203

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

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30, 2014			December 31, 2013
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$155,515	$2,877,724	$3,033,239	$416,519	$2,608,829	$3,025,348
Work-in-process	-	-	-	17,446	-	17,446
Finished goods - handicrafts	89,741	689,406	779,147	197,842	653,785	851,627
Yew seedlings	1,486,372	6,991,349	8,477,721	457,280	6,982,532	7,439,812
	$1,731,628	$10,558,479	$12,290,107	$1,089,087	$10,245,146	$11,334,233

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of September 30, 2014 and December 31, 2013.

The Company’s subsidiary and VIE, JSJ and HDS, respectively, being incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. federal income tax rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)
PRC EIT rate	25%	25%	25%	25%
PRC tax exemption and reduction	(25%)	(25%)	(25%)	(25%)
Total provision for income taxes	-	-	-	-

Income before income tax expenses of $892,716 and $592,212 for the three months ended September 30, 2014 and 2013, respectively, and $3,685,428 and $2,857,232 for the nine months ended September 30, 2014 and 2013, respectively, was attributed to subsidiaries with operations in China. HDS and JSJ recorded no income tax expense for the three and nine months ended September 30, 2014 and 2013 due to the fact that HDS has been granted a tax exemption and has loss carry-forwards from previous years to offset income tax liability generated for handicraft sales and JSJ has been incurring net losses.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax exemption effect	$319,070	$156,812	$1,044,203	$778,923
Tax reduction due to loss carry-forward	2,761	-	5,344	-
Gain (loss) not subject to income tax	(595)	1,786	(2,254)	(3,883)
Basic net income per share effect	$(0.01)	$(0.00)	$(0.02)	$(0.02)
Diluted net income per share effect	$(0.01)	$(0.00)	$(0.02)	$(0.02)

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment, which only represents a small portion of net revenues.

The Company has incurred net operating loss for income tax purposes for the three and nine months ended September 30, 2014 and 2013. The net operating loss carry-forwards for U.S. income tax purposes amounted to $3,472,742 and $3,258,426 at September 30, 2014 and December 31, 2013, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at September 30, 2014 and December 31, 2013. The valuation allowance at September 30, 2014 and December 31, 2013 was $1,180,732 and $1,107,865, respectively. The net change in the valuation allowance was an increase of $34,953 and $14,340 during the three months ended September 30, 2014 and 2013, respectively. The net change in the valuation allowance was an increase of $72,867 and $82,595 during the nine months ended September 30, 2014 and 2013, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013
U.S. tax benefit of net operating loss carry forward	$1,180,732	$1,107,865
Valuation allowance	(1,180,732)	(1,107,865)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $23.9 million and $20.1 million as of September 30, 2014 and December 31, 2013, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

On July 18, 2014, the Company’s Board of Directors in lieu of an established Compensation Committee granted options pursuant to the Corporation’s 2012 Equity Incentive Plan to two directors and one of its employees (the “Optionees”). Within the stock option agreement, each of the Optionees was issued 200,000 shares of common stock of the Company at an exercise price of $0.20 per share. The option has a term of four years and expires on August 1, 2018 from August 1, 2014, vesting commencement date. The options vest over a three-year time period from 8/1/2014, and 30%, 35%, and 35% of the total shares granted shall vest and become exercisable 12, 24, and 36 months after the initial vesting commencement date.

The number of shares of the Company’s common stock subject to above option plan is as follows:

Name of Optionee	Number of Shares Subject to Founder's Option
Zhiguo Wang	20,103,475
Guifang Qi	2,488,737
Xingming Han	213,300
HengJiang Pang	200,000
Tong Liu	200,000
Xuehai Wu	200,000
Total	23,405,512

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. The service provider will be providing promotional opportunities related to the Company business and disseminating research material to increase general awareness of the Company and its business to the public.

On July 22, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant for a period of three years. Pursuant to the Agreement, the Company agreed to issue to the consultant 1,250,000 shares of its Rule 144 restricted common stock for the service period. The consultant will provide financing and certain consultation services to the Company.

A total of $321,387 was recognized for the share-based compensation expense for the nine months ended September 30, 2014.

There were no stock warrants issued, terminated/forfeited and exercised during the nine months ended September 30, 2014.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at September 30, 2014:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2014	Weighted Average Exercise Price
$0.22	23,405,512	3.22	$0.22	22,805,512	$0.22

The aggregate intrinsic value amounted to $0 which is based upon the Company’s closing stock price of $0.11 as of September 30, 2014, which would have been received by the option holders had all option holders exercised their option awards as of that date.  Stock option expense recognized during the three and nine months ended September 30, 2014 amounted to $5,657.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common stockholders for basic and diluted net income per share of common stock	$892,716	$592,212	$3,685,428	$2,857,232
Weighted average common stock outstanding – basic	51,639,946	50,000,000	50,552,656	50,000,000
Effect of dilutive securities:
Issuance of restricted common stock	119,797	-	75,824	-
Stock options issued to directors/officers	-	-	12,398,483	-
Weighted average common stock outstanding – diluted	51,759,743	50,000,000	63,026,963	50,000,000
Net income per common share – basic	$0.02	$0.01	$0.07	$0.06
Net income per common share – diluted	$0.02	$0.01	$0.06	$0.06

NOTE 7 –  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and nine months ended September 30, 2014 and 2013, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2014	2013	2014	2013
A	*%	*%	19%	*%
B (Yew Pharmaceutical, a related party)	33%	*%	22%	26%

*	Less than 10%

The two largest customers accounted for 11% and 53% of the Company’s total outstanding accounts receivable at September 30, 2014 and 2013, respectively, of which Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 0% and 53% of total outstanding accounts receivable, respectively.

Suppliers

For the three and nine months ended September 30, 2014 and 2013, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplier	2014	2013	2014	2013
A	*%	*%	41.2%	62%
B	*%	*%	28.2%	38%
C	100%	*%	16.8%	*%

The three largest suppliers accounted for 86.2% of the Company’s total purchase for the nine months ended September 30, 2014 and the Company had $0 payable with these suppliers at September 30, 2014.

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

For the three months ended September 30, 2014 and 2013, sales to Yew Pharmaceutical under the Development Agreement amounted to $565,832 and $88,706, respectively. For the nine months ended September 30, 2014 and 2013, sales to Yew Pharmaceutical under the Development Agreement amounted to $1,302,390 and $1,409,141, respectively.

At September 30, 2014 and December 31, 2013, the Company had $0 and $377,821 accounts receivable from Yew Pharmaceutical, respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended September 30, 2014 and 2013, rent expense related to the ZTC Lease amounted to $6,590 and $6,583, respectively. For the nine months ended September 30, 2014 and 2013, rent expense related to the ZTC Lease amounted to $19,810 and $19,583, respectively. At September 30, 2014 and December 31, 2013, prepaid rent to ZTC amounted to $13,194 and $33,212 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

On December 3, 2008, the Company entered into a lease for retail space in Harbin with Madame Qi (the “Store Lease”). Pursuant to the Store Lease, no payment was due for the first year and an annual payment of RMB12,000 (approximately $2,000) is due for each of the second and third years thereof. The term of the Store Lease is three years and expired on December 3, 2011. On November 15, 2011, the Company renewed the Store Lease. Pursuant to the renewed Store Lease, the annual rent is RMB15,600 (approximately $2,500) and the annual payment is due by May 30 of each year. The term of the renewed Store Lease is 3 years and expires on December 1, 2014. On December 31, 2013, the Company terminated the Store Lease. For the three months ended September 30, 2014 and 2013, rent expense related to the Store Lease amounted to $nil and $633, respectively.  For the nine months ended September 30, 2014 and 2013, rent expense related to the Store Lease amounted to $nil and $1,881, respectively. Since December 2012, the premises subject to the Store Lease have been used as warehouse space rather than retail space.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended September 30, 2014 and 2013, rent expense related to the Office Lease amounted to $609 and $608, respectively. For the nine months ended September 30, 2014 and 2013, rent expense related to the Office Lease amounted to $1,829 and $1,808, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the three months ended September 30, 2014 and 2013, rent expense related to the JSJ Lease amounted to $406 and $405, respectively. For the nine months ended September 30, 2014 and 2013, rent expense related to the JSJ Lease amounted to $1,219 and $1,205, respectively. At September 30, 2014 and December 31, 2013, prepaid rent to Mr. Wang amounted to $nil and $819, respectively, which was included in prepaid expenses - related parties on the accompanying consolidated balance sheets.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in the three months ended September 30, 2014 and 2013, aggregated approximately $1,686 and $3, 762, respectively, and in the nine months ended September 30, 2014 and 2013, aggregated approximately $8,513 and $11,112, respectively. The space provided by Mr. Wang to use as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount the Company paid to third parties for expenses related to the property is not material.

At September 30, 2014 and December 31, 2013, the total prepaid rent for the above operating leases with related parties amounted to $12,788 and $34,031, respectively, which amount was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

Loan Made to a Related Party

On January 15, 2014, the Company entered into a loan agreement with Yew Pharmaceutical pursuant to which, the Company agreed to lend Yew Pharmaceutical in the amount of RMB360,000 ($58,400). The proceeds of the loan would be utilized to purchase an inspection machinery and equipment. The acquired fixed asset would improve quality assurance of yew products and ensure the consistency of sales. Under the agreement, Yew Pharmaceutical, upon its final inspection of machinery and equipment, has four months to pay off the entire loan to the Company. The duration of the loan agreement starts from January 15, 2014 through May 15, 2014. As of September 30, 2014, the outstanding balance is $nil.

Due to Related Parties

The Company’s officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The due to related parties amount at September 30, 2014 and December 31, 2013 was as follows:

Name of related parties	September 30, 2014	December 31, 2013
Zhiguo Wang	$22,648	$47,726
ZTC	271,280	4,802,911
Total	$293,928	$4,850,637

Amount due to ZTC incurred in connection with acquisition of yew tree forests and land use right of underlying land.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of September 30, 2014, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

Land Use Right Agreement

On November 15, 2013, Harbin Yew Science and Technology Development Co., Ltd. (“HDS”), the operating entity and wholly-owned subsidiary of Yew Bio-Pharm Group, Inc. (the “Company”), entered into a Forest and Land Use Right Acquisition Contract of Wuchang Erhexiang Pingfangdian Forestry Centre 15th Compartments (the “Contract”) with Heilongjiang Zishan Keji Gufen Limited Company (“ZKG”). Pursuant to the Contract, HDS acquired 2,565 mu of yew tree forests and land use right of the underlying land located at Wuchang Pingfangdian Forestry Centre in Helongjiang Province, PRC. The term of the contract is 38 years, through November 7, 2051. During the term of the Contract, HDS plans to harvest cut and replant the trees, sell the harvest cutting logs, promote the growth of the young trees accordingly, as well as plant yew trees of five years old or above based on the condition of the harvest cutting. Payments under the Contract total $7.8 million and $2.9 million was paid as of December 31, 2013. During the three months and nine months ended September 30, 2014, the Company paid $0.7 million and $4.5 million, leaving approximately $0.4 million unpaid.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended September 30, 2014 and 2013, the Company appropriated to the statutory surplus reserve in the amount of $128,732 and $63,772, respectively. For the nine months ended September 30, 2014 and 2013, the Company appropriated to the statutory surplus reserve in the amount of $419,818 and $311,256, respectively. The accumulated balance of the statutory reserve of the Company as of September 30, 2014 and December 31, 2013 was $3,016,936 and $2,597,118, respectively.

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

During the three and nine months ended September 30, 2014 and 2013, the Company operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
Revenues:
TCM raw materials	$1,161,838	$1,005,323	$3,356,622	$3,171,814
Yew trees	514,130	448,810	2,350,874	2,102,417
Handicrafts	24,956	90,194	124,972	175,402
	$1,700,924	$1,544,327	$5,832,468	$5,449,633
Cost of revenues:
TCM raw materials	$170,950	$226,616	$612,843	$841,667
Yew trees	117,515	348,040	547,636	753,718
Handicrafts	5,332	63,572	85,987	127,034
	$293,797	$638,228	$1,246,466	$1,722,419
Depreciation and amortization:
TCM raw materials	$124,839	$92,764	$366,726	$271,581
Yew trees	11,964	8,723	45,212	25,949
Handicrafts	6,266	7,795	21,189	23,358
Other	26,213	28,309	83,695	98,474
	$169,282	$137,591	$516,822	$419,362
Net income (loss):
TCM raw materials	$990,888	$778,707	$2,743,780	$2,330,147
Yew trees	396,615	100,770	1,803,237	1,348,699
Handicrafts	19,641	26,622	39,002	48,368
Other	(514,428)	(313,887)	(900,591)	(869,982)
	$892,716	$592,212	$3,685,428	$2,857,232

	September 30, 2014
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$19,263,663	$930,587	$70,522	$227,703	$20,492,475

	December 31, 2013
	TCM raw materials	Yew trees	Handicrafts	Other	Total
Identifiable long-lived assets, net	$20,953,562	$632,583	$94,124	$306,371	$21,986,640

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets”. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On October 29, 2014, the Company organized under the laws of China a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate black fungus. HYF plans to operate three production lines to include black fungus polysaccharide, powder, tea and other packaged black fungus products. The move marks the Company's entrance into the organic food and functional beverage market. HYF will utilize an area of 10,000 square meters for black fungus production workshops, which includes 1,500 square meters of warehouses, a 500 square meter factory building and 600 square meters of laboratories and offices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, and consolidated financial conditions as of September 30, 2014 and December 31, 2013 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and nine months ended September 30, 2014 and 2013, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three months ended September 30, 2014, revenues from the sale of TCM raw materials represented approximately 68.3% of consolidated revenue (including 33% of consolidated revenues from a related party); sale of yew trees represented approximately 30.2% of consolidated revenue; and the sale of handicrafts represented approximately 1.5% of consolidated revenue. For the three months ended September 30, 2013, revenues from the sale of TCM raw materials represented approximately 65.1% of consolidated revenue (including 5.7% of consolidated revenues from a related party); sale of yew trees represented approximately 29.1% of consolidated revenue; and the sale of handicrafts represented approximately 5.8% of consolidated revenue.

For the nine months ended September 30, 2014, revenues from the sale of TCM raw materials represented approximately 57.6% of consolidated revenue (including 22% of consolidated revenues from a related party); sale of yew trees represented approximately 40.3% of consolidated revenue; and the sale of handicrafts represented approximately 2.1% of consolidated revenue. For the nine months ended September 30, 2013, revenues from the sale of TCM raw materials represented approximately 58.2% of consolidated revenue (including 25.9% of consolidated revenues from a related party); sale of yew trees represented approximately 38.6% of consolidated revenue; and the sale of handicrafts represented approximately 3.2% of consolidated revenue.

All of YPB revenues were generated by HDS and in the PRC. YBP has no significant business operations in the U.S. as of the current reporting period. The expenses (approximately $216,458 and $243,000 for the nine months ended September 30, 2014 and 2013, respectively) incurred in the U.S. were primarily related to satisfy the reporting requirements of public listed company. At September 30, 2014, YBP has approximately $13,320 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,135, including approximately $3,135 in cash at September 30, 2014. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, allowance for obsolete inventory, the classification of short and long-term inventory, the useful life of property and equipment and intangible assets, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of the financial statements.

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

The accounts of HDS are consolidated in the accompanying financial statements. As VIEs, HDS’ sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of HDS’ net income, and their assets and liabilities are included in our consolidated balance sheets. The VIEs do not have any non-controlling interest and, accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in HDS that requires consolidation of HDS’ financial statements with our financial statements.

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary of HDS which is identified as a VIE of us. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The significant terms of the agreements between us and HDS are discussed above in the “Corporate Structure and Recapitalization - Second Restructure” section. Our assessment on the involvement with HDS reveals that we have the absolute power to direct the most significant activities that impact the economic performance of HDS. JSJ, our wholly own subsidiary, is obligated to absorb a majority of the risk of loss from HDS activities and is entitled to receive a majority of HDS’s expected residual returns. In addition, HDS’s shareholders have pledged their equity interest in HDS to JSJ, irrevocably granted JSJ an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in HDS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by JSJ. Under the accounting guidance, we are deemed to be the primary beneficiary of HDS and the results of HDS’operation are consolidated in our consolidated financial statements for financial reporting purposes.

Accordingly, as a VIE, HDS’ sales are included in our total sales, its income from operations is consolidated with our income from operations and our net income includes all of HDS’ net income. All the equity (net assets) and profits (losses) of HDS are attributed to us. Therefore, no non-controlling interest in HDS is presented in our consolidated financial statements. As we do not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the Contractual Arrangements, YBP has a pecuniary interest in HDS that requires consolidation of HDS’ financial statements with those of ours.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of September 30, 2014 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials, direct labor and an appropriate proportion of overhead.

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

Based on factors above, at September 30, 2014, we did not provide any inventory allowance and reserve.

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

Land use rights and yew forest assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. We have recorded the amounts paid to the PRC government to acquire long-term interests to utilize land and yew forests as land use rights and yew forest assets. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests will be used to supply raw materials such as branches, leaves and fruit to us that will be used to manufacture our products. We amortize these land and yew forest use rights over the term of the respective land and yew forest use right, which ranges from 45 to 50 years. The lease agreements do not have any renewal option and we have no further obligations to the lessor. We record the amortization of these land and forest use rights as part of our cost of revenues.

Due from related parties

On January 15, 2014, the Company entered into a loan agreement with Yew Pharmaceutical pursuant to which, the Company agreed to lend Yew Pharmaceutical in amount of RMB 360,000 ($58,400). The proceeds of the loan would be utilized to purchase an inspection machinery and equipment. The acquired fixed asset would improve quality assurance of yew products and ensure the consistency of sales. Under the agreement, Yew Pharmaceutical, upon its final inspection of machinery and equipment, has four months to pay off the entire loan to the Company. The duration of the loan agreement starts from January 15, 2014 through May 15, 2014. As of September 30, 2014, the outstanding balance is $0.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on our consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues - third parties	$1,135,825	$1,455,621	$4,530,078	$4,040,492
Revenues - related party	565,099	88,706	1,302,390	1,409,141
Total revenues	1,700,924	1,544,327	5,832,468	5,449,633
Cost of revenues - third parties	236,793	618,059	1,005,865	1,320,028
Cost of revenues - related party	57,004	20,169	240,601	402,391
Total cost of revenues	293,797	638,228	1,246,466	1,722,419
Gross profit	1,407,127	906,099	4,586,002	3,727,214
Operating expenses	513,539	315,967	901,957	871,529
Income from operations	893,588	590,132	3,684,045	2,855,685
Other income (expenses)	(872)	2,080	1,383	1,547
Net income	892,716	592,212	3,685,428	2,857,232
Other comprehensive income:
Foreign currency translation adjustment	10,560	180,344	(211,926)	777,867
Comprehensive income	$903,276	$772,556	$3,473,502	$3,635,099

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Revenues

Our revenues principally derived from sales of TCM raw materials used for remanufacturing and yew trees which consisted of sale of yew tree seedling and mature trees. For the three months ended September 30, 2014, we had total revenues of $1,700,924, as compared to $1,544,327 for the three months ended September 30, 2013, an increase of $156,597 or 10.10%. The increase in total revenue for the three months ended September 30, 2014 as compared to September 30, 2013 was attributable to increase in both TCM raw materials and the increase in Yew trees.

For the nine months ended September 30, 2014, we had total revenues of $5,832,468, as compared to $5,449,633 for the nine months ended September 30, 2013, an increase of $382,835 or 7%. The increase in total revenue for the nine months ended September 30, 2014 as compared to September 30, 2013 was attributable to increase in both TCM raw materials and the increase in Yew trees.

Total revenue is summarized as follows:

	Three Months Ended September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
TCM raw materials	$1,161,838	$1,005,323	$156,515	15.6%
Yew trees	514,130	448,810	65,320	14.6%
Handicrafts	24,956	90,194	(65,238)	(72.3)%
Total	$1,700,924	$1,544,327	$156,567	10.1%

	Nine Months Ended September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
TCM raw materials	$3,356,622	$3,171,814	$184,808	5.8%
Yew trees	2,350,874	2,102,417	248,457	11.8%
Handicrafts	124,972	175,402	(50,430)	(28.0)%
Total	$5,832,468	$5,449,633	$382,835	7.0%

For the three month ended September 30, 2014 compared to September 30, 2013, the increase in revenue of TCM raw material was mainly attributable to the increase in unit selling price effective August 1, 2014. The increase in revenue of yew tree was mainly attributable to the growth of new market demand as we entered into additional distribution agreements with our regional distributors located in Shenzhen, China. In addition, we sold more yew trees cultivated from 2004 to 2008 with higher unit selling price due to steady yearly increase for the three months ended September 30, 2014 as compared to 2013, along with normal sales fluctuation. The decrease in revenue of handicrafts was due to the normal sales fluctuation and we expect the sales of handicrafts will increase in the fourth quarter of 2014.

For the nine months ended September 30, 2014 compared to September 30, 2013, the increase in revenue of TCM raw material was mainly attributable to the revenue increase during third quarter of 2014 as compared to 2013. The increase in revenue of yew tree was mainly attributable to the growth of new market demand as we entered into additional distribution agreements with our regional distributors located in Shenzhen, China. In addition, we sold more yew trees cultivated from 2004 to 2008 with higher unit selling price due to steady yearly increase for the nine months ended September 30, 2014 as compared to 2013, along with normal sales fluctuation. The decrease in revenue of handicrafts was due to sales decrease during third quarter of 2014 and we expect the sales of handicrafts to increase in the fourth quarter of 2014.

Cost of Revenues

Our cost of revenues is mainly influenced by the costs of TCM raw materials and yew tree segments. For the three months ended September 30, 2014, cost of revenues amounted to $293,797 as compared to $638,228 for the three months ended September 30, 2013, a decrease of $344,431 or 54.0%. For the three months ended September 30, 2014, cost of revenues accounted for 17.3% of total revenues compared to 41.3% of total revenues for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, cost of revenues amounted to $1,246,466 as compared to $1,722,419 for the nine months ended September 30, 2013, a decrease of $475,953 or 27.6%. For the nine months ended September 30, 2014, cost of revenues accounted for 21.4% of total revenues compared to 31.61% of total revenues for the nine months ended September 30, 2013.

Cost of revenues by product categories is as follows:

	Three Months Ended September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
TCM raw materials	$170,950	$226,616	$(55,666)	(24.6)%
Yew trees	117,515	348,040	(230,525)	(66.2)%
Handicrafts	5,332	63,572	(56,240)	(91.6)%
Total	$293,797	$638,228	$(344,431)	(54.0)%

	Nine Months Ended September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
TCM raw materials	$612,843	$841,667	$(228,824)	(27.2)%
Yew trees	547,636	753,718	(206,082)	(27.3)%
Handicrafts	85,987	127,034	(41,047)	(32.3)%
Total	$1,246,466	$1,722,419	$(475,953)	(27.6)%

For the three months ended September 30, 2014, the decrease in our cost of revenues as compared to three month ended September 30, 2013 is primarily due to the decrease in cost of revenue of all product categories.

The decrease in cost of revenue of TCM raw materials segment is mainly attributable to higher unit cost TCM raw materials, remanufactured from yew trees in Qingshan plant during April, 2013, that were eventually depleted by the year ended 2013. In addition, the decrease in overall sales of TCM raw materials had reduced the overall cost of revenue for the three months ended September 30, 2014 as compared to 2013.

The decrease in cost of revenue of yew tree is attributable to the decrease in sales of yew trees. We sold more yew trees cultivated from 2004 to 2008 with higher unit selling price due to steady yearly increase, leading to the decrease of the cost of revenue while the sales revenue increases for the three months ended September 30, 2014 as compared to 2013

The decrease in cost of revenue in handicraft segment for the three months ended September 30, 2014 as compared to 2013 is primarily attributable to the decrease of the sales revenue as deemed to be normal sales fluctuation.

For the nine months ended September 30, 2014, the decrease in our cost of revenues as compared to nine months ended September 30, 2013 is primarily due to the decrease in cost of revenue of all product categories.

The decrease in cost of revenue of TCM raw materials segment is mainly attributable to higher unit cost TCM raw materials, remanufactured from yew trees in Qingshan plant during April, 2013, that were eventually depleted by the year ended 2013. In addition, the decrease in overall sales of TCM raw materials has also reduced the overall cost of revenue for the nine months ended September 30, 2014 as compared to 2013.

The decrease in cost of revenue of yew tree is mainly attributable to the decrease in sales of yew trees during third quarter of 2014. We sold more yew trees cultivated from 2004 to 2008 with higher unit selling price due to steady yearly increase, leading to the decrease of the cost revenue while the sales revenue increases for the nine months ended September 30, 2014 as compared to 2013

The decrease in cost of revenue in handicraft segment for the nine months ended September 30, 2014 as compared to 2013 is primarily attributable to the decrease of the sales revenue during third quarter of 2014 which deemed to be normal sales fluctuation.

Gross Profit

For the three months ended September 30, 2014, gross profit was $1,407,127 as compared to $906,099 for the three months ended September 30, 2013, representing gross margins of 82.7% and 58.7%, respectively. For the nine months ended September 30, 2014, gross profit was $4,586,002 as compared to $3,727,214 for the nine months ended September 30, 2013, representing gross margins of 78.6% and 68.4%, respectively. Gross profit margins by categories were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase	2014	2013	Increase
TCM raw materials	85.3%	77.5%	7.8%	81.7%	73.5%	8.3%
Yew trees	77.1%	22.5%	54.7%	76.7%	64.1%	12.6%
Handicrafts	78.6%	29.5%	49.1%	31.2%	27.6%	3.6%
Total	82.7%	58.7%	24.1%	78.6%	68.4%	10.2%

For the three months ended September 30, 2014, our overall gross profit margin had increased as compared to overall gross profit margin for the three month ended September 30, 2013 primarily attributable to increase in profit margin of all product categories.

Our gross margin percentage of TCM raw materials had increased for the three months ended September 30, 2014 is primarily attributable to increase in revenue along with decrease in cost of revenue which resulted from depletion of remanufactured yew trees in Qingshan plant towards the end of 2013, along with the sales volume decrease during third quarter of 2014. In addition, we had a general increase in unit selling price of TCM raw materials effective August 1, 2014.

Our gross margin percentage of yew trees had increased primarily attributable to changes in sales product mix. We sold more yew trees cultivated from 2004 to 2008 that yielded lower unit cost with higher unit selling price for the three months ended September 30, 2014 as compared to 2013.

Our gross margin percentage of handicrafts had increased primarily attributable to the changes in sales product mix. We sold higher gross margin handicrafts for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, our overall gross profit margin had increased as compared to overall gross profit margin for the nine month ended September 30, 2013 primarily attributable to increase in profit margin of all product categories.

Our gross margin percentage of TCM raw materials had increased for the nine months ended September 30, 2014 is primarily attributable to increase in revenue along with decrease in cost of revenue which resulted from depletion of remanufactured yew trees in Qingshan plant towards the end of 2013, along with the sales volume decrease for the nine months ended September 30, 2014. In addition, we had a general increase in unit selling price of TCM raw materials effective August 1, 2014.

Our gross margin percentage of yew trees had increased primarily attributable to the increase in third quarter of 2014. We sold more yew trees cultivated from 2004 to 2008 that yielded lower unit cost with higher unit selling price in third quarter which results the overall increase of gross margin for the nine months ended September 30, 2014 as compared to 2013.

Our gross margin percentage of handicrafts had increased primarily attributable to the changes in sales product mix. We sold handicrafts that yielded higher gross margin during the third quarter of 2014, leading to higher gross margin for the nine months ended September 30, 2014.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Salary and related benefit	$4,032	$5,417	$4,032	$13,536
Shipping and handling	26	817	1,497	1,528
Other	2,915	1,122	3,865	3,985
Total	$6,973	$7,356	$9,394	$19,049

For the three months ended September 30, 2014, total selling expense was $6,973 as compared to $7,356 for the three months ended September 30, 2013, a decrease of $383 or 5.2%. The changes remained consistent as compared to prior period.

For the nine months ended September 30, 2014, selling expenses were $9,394 as compared to $19,049 for the nine months ended September 30, 2013, a decrease of $9,655, or 50.7%. The decrease in our selling expenses for the nine months ended September 30, 2014 was primarily attributable to decrease in salary and related benefit which we expect to increase in the fourth quarter.

General and Administrative Expenses

For the three months ended September 30, 2014, general and administrative expenses amounted to $506,566, as compared to $308,611 for the three months ended September 30, 2013, an increase of $197,955, or 64.1%.

For the nine months ended September 30, 2014, general and administrative expenses amounted to $892,563, as compared to $852,480 for the nine months ended September 30, 2013, an increase of $40,083, or 4.7%.

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation and related benefits	$333,288	$82,214	$406,199	$221,913
Depreciation	29,642	35,781	99,248	120,870
Travel and entertainment	10,871	17,057	37,871	64,819
Professional fees	67,149	108,591	202,241	281,272
Other	65,616	64,968	147,004	163,606
Total	$506,566	$308,611	$892,563	$852,480

The increase in our general and administrative expenses for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, is primarily attributable to increase in compensation and related benefits.

The increase in our general and administrative expenses for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 is primarily attributable to increase in compensation and related benefits.

The changes in general and administrative expenses for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, consisted of the following:

●	For the three months ended September 30, 2014, compensation and related benefits increased by $251,074, or 305.4%, as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, compensation and related benefits increased by $184,286, or 83.0%, as compared to the nine months ended September 30, 2013. The increase was primarily attributable to recognition of compensation expense of consultant compensation agreements that were entered on July 22, 2014.

●	For the three months ended September 30, 2014, depreciation decreased by $6,139, or 17.2%, as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, depreciation decreased by $21,622, or 17.9%, as compared to the nine months ended September 30, 2013. The decrease was primarily attributable to decrease in depreciable assets which one of the automobiles were fully depreciated as of March 31, 2013. In addition, we had fully depreciated another depreciable automobile and office equipment and disposed partial of our fixed assets as of September 30, 2014.

●	For the three months ended September 30, 2014, travel and entertainment decreased by $6,186 or 36.3%, as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, travel and entertainment decreased by $26,948 or 41.6%, as compared to the nine months ended September 30, 2013. These decreases for the periods shown are primarily attributable to decrease in travels relating to business coordination as we deemed our business operation had continued to be stabilized.

●	Professional fees consisted primarily of legal, accounting and other fees associated with the cost of being a public company in the United States. For the three and nine months ended September 30, 2014, professional fees decreased by $41,442, or 38.2% and $79,031 or 28.1% as compared to the three and nine months ended September 30, 2013. The decrease is primarily attributable to decrease in fees paid to professionals for filing requirements as we saw processes were standardized.

●	For the three months ended September 30, 2014, other miscellaneous general and administrative expense increased by $648, or 1.0%, as compared to the three months ended September 30, 2013. There was no obvious variance in total other miscellaneous general and administrative expense for the three month ended September 30, 2014 as compared to September 30, 2013. For the nine months ended September 30, 2014, other miscellaneous general and administrative expense decreased by $16,602, or 10.1%, as compared to the nine months ended September 30, 2013. The decrease was primarily due to our daily operation had continued to be stabilized.

Income from Operations

For the three months ended September 30, 2014, income from operations was $893,588, as compared to income from operations of $590,132 for the three months ended September 30, 2013, an increase of $303,456, or 51.4%. The increase was primarily attributable to increase in overall revenues along with decrease in cost of revenues.

For the nine months ended September 30, 2014, income from operations was $3,684,045, as compared to income from operations of $2,855,685 for the nine months ended September 30, 2013, an increase of $828,360, or 29%. The increase was primarily attributable to increase in overall revenues along with decrease in cost of revenues.

Other Income (Expenses)

For the three months ended September 30, 2014, total other expense was $872 as compared to total other income of $2,080 for the three months ended September 30, 2013. For the nine months ended September 30, 2013, total other income was $1,383 as compared to total other income of $1,547 for the nine months ended September 30, 2013.

Net Income

As a result of the factors described above, our net income was $892,716 or $0.02 per share (basic and diluted), for the three months ended September 30, 2014, as compared to net income of $592,212 or $0.01 per share (basic and diluted), for the three months ended September 30, 2013. Our net income was $3,685,428, or $0.07 per basic and $0.06 per diluted share, for the nine months ended September 30, 2014, as compared to net income of $2,857,232, or $0.06 per share (basic and diluted), for the nine months ended September 30, 2013.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2014, we reported an unrealized gain on foreign currency translation of $10,560, as compared to $180,344 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we reported an unrealized loss on foreign currency translation of $211,926, as compared to unrealized gain of $777,867 for the nine months ended September 30, 2013. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended September 30, 2014, comprehensive income of $903,276 was derived from the sum of our net income of $892,716 plus a foreign currency translation gain of $10,560. For the three months ended September 30, 2013, comprehensive income of $772,556 was derived from the sum of our net income of $592,212 plus a foreign currency translation gain of $180,344.

For the nine months ended September 30, 2014, comprehensive income of $3,473,502 was derived from the sum of our net income of $3,685,428 offset with foreign currency translation loss of $211,926. For the nine months ended September 30, 2013, comprehensive income of $3,635,099 was derived from the sum of our net income of $2,857,232 plus a foreign currency translation gain of $777,867.

Segment Information

For the three and nine months ended September 30, 2014 and 2013, we operated in three reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; and (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended September 30, 2014 and 2013 was as follows:

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues
TCM raw materials	$596,739	$565,099	$1,161,838	$916,617	$88,706	$1,005,323
Yew trees	514,130	-	514,130	448,810	-	448,810
Handicrafts	24,956	-	24,956	90,194	-	90,194
Total revenues	$1,135,825	$565,099	$1,700,924	$1,455,621	$88,706	$1,544,327

Cost of Revenues
TCM raw materials	$113,946	$57,004	$170,950	$206,447	$20,169	$226,616
Yew trees	117,515	-	117,515	348,040	-	348,040
Handicrafts	5,332	-	5,332	63,572	-	63,572
Total cost of revenues	$236,793	$57,004	$293,797	$618,059	$20,169	$638,228

Information with respect to these reportable business segments for the nine months ended September 30, 2014 and 2013 was as follows:

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues:
TCM raw materials	$2,054,232	$1,302,390	$3,356,622	$1,762,673	$1,409,141	$3,171,814
Yew trees	2,350,874	-	2,350,874	2,102,417	-	2,102,417
Handicrafts	124,972	-	124,972	175,402	-	175,402
Total revenues	$4,530,078	$1,302,390	$5,832,468	$4,040,492	$1,409,141	$5,449,663

Cost of sales:
TCM raw materials	$372,242	$240,601	$612,843	$439,276	$402,391	$841,667
Yew trees	547,636	-	547,636	753,718	-	753,718
Handicrafts	85,987	-	85,987	127,034	-	127,034
Total cost of revenues	$1,005,865	$240,601	$1,246,466	$1,320,028	$402,391	$1,722,419

TCM raw materials

During the three months ended September 30, 2014, we sold 5,115 kg of TCM raw materials as compared to 5,681 kg of TCM raw materials during the three months ended September 30, 2013, an approximate decrease of 10% in sales volume primarily attributable to decrease in sales volume to our third party and partially offset by the increase in sales volume to our related party, Yew Pharmaceutical. Although the overall sales volume had decreased, we had a general increase of the unit selling price effective August 1, 2014 which had increased the total sales revenue for the three months ended September 30, 2014.

During the nine months ended September 30, 2014, we sold 17,795 kg of TCM raw materials as compared to 18,888 kg of TCM raw materials during the nine months ended September 30, 2013, a 5.8% decrease in sales volume primarily attributable to decrease in sales volume to our related party, and partially offset by the increase in sales volume to third party, Yew Pharmaceutical. Although the overall sales volume had decreased, we had a general increase of the unit selling price effective August 1, 2014 which had increased the total sales revenue for the nine months ended September 30, 2014.

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

For the three months ended September 30, 2014 and 2013, we had revenue of $565,099 and $88,706, respectively, from the sale of TCM raw materials to Yew Pharmaceutical, an increase of $476,393 or 537%. For the nine months ended September 30, 2014 and 2013, we had revenue of $1,302,390 and $1,409,141, respectively, from the sale of TCM raw materials to Yew Pharmaceutical, a decrease of $106,751 or 7.6%.

Revenue generated from related party, Yew Pharmaceutical, had increased for the three months ended September 30, 2014 due to increase of sales volume derived from normal sales fluctuation along with increase in unit selling price. For the nine months ended September 30, 2014, revenue generated from related party, Yew Pharmaceutical, had decrease due to decrease in overall sales volume.

For the three months ended September 30, 2014 and 2013, revenue from the sale of TCM raw materials to third parties amounted to $596,739 and $916,617, respectively, a decrease in $319,878 or 34.9%. For the nine months ended September 30, 2014 and 2013, revenue from the sale of TCM raw materials to third parties amounted to $2,054,232 and $1,762,673, respectively, an increase of $291,559 or 16.5%.

Revenue generated from sales of TCM raw materials to third party customers decreased during the three months ended September 30, 2014 as compared to 2013 is primarily attributable to the decrease of sales volume, which is normal sales fluctuation.

Revenue generated from sales of TCM raw materials to third party customers increased during the nine months ended September 30, 2014 as compared to 2013 is primarily attributable to the increase of sales volume which is normal sales fluctuation, along with the general increase of unit selling price.

Sales volume was summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales volume - third parties (kg)	2,940	5,164	11,090	10,121
Sales volume - related party (kg)	2,175	517	6,705	8,767
Total sales volume	5,115	5,681	17,795	18,888

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended September 30, 2014, we sold approximately 32,000 pieces of yew seedlings and trees as compared to approximately 144,000 pieces of yew seedlings and trees for the three months ended September 30, 2013, a decrease in volume of 77.8%.

During the nine months ended September 30, 2014, we sold approximately 152,000 pieces of yew seedlings and trees, as compared to approximately 362,000 pieces of yew seedlings and trees for the nine months ended September 30, 2013, a decrease in volume of 58.0%.

The decrease in cost of revenue of yew tree is attributable to decrease of sales volume for the three and nine months ended September 30, 2014 which derived from normal changes of sales product mix. We sold more yew trees cultivated from 2004 to 2008 that yielded lower unit cost with higher unit selling price.

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

Handicrafts

For the three months ended September 30, 2014, revenue from sale of handicrafts manufactured from yew timber amounted to $24,956 as compared to $90,194 for the three months ended September 30, 2013, a decrease of $65,238 or 72.3%. For the nine months ended September 30, 2014, revenue from sale of handicrafts manufactured from yew timber amounted to $124,972 as compared to $175,402 for the nine months ended September 30, 2013, a decrease of $50,430 or 28.8%. The decrease in revenue of handicrafts was due to decrease in sales and we expect the sales of handicrafts will increase in the fourth quarter of 2014.

We continued to actively market our handicraft products during the nine months ended September 30, 2014 and engage qualified and reputed first and second tier distributors to increase our handicraft sales.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2014 and December 31, 2013, we had cash balances of $120,118 and $1,159,611, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2013 to September 30, 2014:

			December 31, 2013 to September 30, 2014
Category	September 30, 2014	December 31, 2013	Change	Percentage change
Current assets:
Cash	$120,118	$1,159,611	$(1,039,493)	(89.6)%
Accounts receivable	1,604,472	418,875	1,185,597	283%
Accounts receivable – related party	-	377,821	(377,821)	(100)%
Inventories	1,731,628	1,089,087	642,541	59%
Prepaid expenses and other assets	37,180	2,697	34,483	1,278.6%
Prepaid expenses – related parties	12,788	34,031	(21,243)	(62.4)%
Current liabilities:
Accounts payable	15,959	-	15,959	100.0%
Accrued expenses and other payables	126,067	136,713	(10,646)	(7.8)%
Taxes payable	4,315	10,232	(5,917)	(57.8)%
Due to related parties	293,928	4,850,637	(4,556,709)	(93.9)%
Working capital:
Total current assets	$3,506,186	$3,082,122	$424,064	13.8%
Total current liabilities	440,269	4,997,582	(4,557,313)	(91.2)%
Working capital	$3,065,917	$(1,915,460)	$4,981,377	260.1%

Our working capital increased by $4,981,377 to $3,065,917 at September 30, 2014, from working capital of $(1,915,460) at December 31, 2013. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $1,186,000;

Partially offset by:

●	a decrease in cash of approximately $1,040,000

●	a decrease in due to related parties of approximately $4,557,000

●	a decrease in accounts receivable – related parties of approximately $378,000

●	a increase in inventory of approximately $643,000

For the nine months ended September 30, 2014, net cash flow provided by operating activities was $3,495,168, as compared to net cash flow provided by operating activities of $1,435,536 for the nine months ended September 30, 2013, an increase of $2,059,632. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2014, net cash flow provided by operating activities of $3,459,168 is primarily attributable to:

●	net income of approximately $3,685,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $132,000 and amortization of land use rights and yew forest assets of approximately $384,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in prepaid expense – related parties of approximately $21,000, a decrease in accounts receivable – related parties of approximately $376,000.

Partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,190,000.

For the nine months ended September 30, 2013, net cash flow provided by operating activities of $1,435,536 is primarily attributable to:

●	net income of approximately $2,857,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $148,000 and amortization of land use rights and yew forest assets of approximately $272,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in prepaid expenses–related parties of approximately $21,000;

Partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $283,000, and an increase in accounts receivable–related party of approximately $870,000, an increase in prepaid expenses and other assets of approximately $34,000, an increase in inventories of approximately $594,000 and a decrease in accrued expenses and other payables of approximately $88,000.

Net cash flow used in investing activities was approximately $4,501,000 for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we sold one of our property and equipment and received proceeds in approximately $5,000. We had also made payment in approximately $4,503,000 for land use right and yew forest assets. Net cash flow used in investing activities was approximately $731,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we spent approximately $218,000 on purchase of property and equipment and made payments for yew forest assets of approximately $514,000.

Net cash flow used in financing activities was approximately $25,000 for the nine months ended September 30, 2014 and consisted of repayments for advance from our related parties in approximate amount of $600 and primarily offset by repayment for advances for related parties in approximate amount of $26,000. During the nine months ended September 30, 2013, we did not have any financing activity.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2014 and December 31, 2013, approximately $32.8 million and $25.7 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$606,132	$136,149	$25,202	$4,878	$439,902
Total	$606,132	$136,149	$25,202	$4,878	$439,902

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $211,926 and gain of $777,867 for the nine months ended September 30, 2014 and 2013, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 On July 21, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. The service provider will be providing promotional opportunities related to the Company business and disseminating research material to increase general awareness of the Company and its business to the public.

On July 22, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant for a period of three years. Pursuant to the Agreement, the Company agreed to issue to the consultant 1,250,000 shares of its Rule 144 restricted common stock for the service period. The consultant will provide financing and certain consultation services to the Company.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Where appropriate each prospective investor was given the Company’s Form 10, Form 10-Q and Forms 8-k previously filed with the SEC. These filings included all material aspects of an investment in us, including the business, management, offering details, risk factors and consolidated financial statements. It is the belief of management that each of the individuals who invested has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. Each investor completed a Stock Purchase Agreement and/or Subscription Agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the share certificates were issued with a Rule 144 restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 29, 2014, the Company organized under the laws of China a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate black fungus. HYF plans to operate three production lines to include black fungus polysaccharide, powder, tea and other packaged black fungus products. The move marks the Company's entrance into the organic food and functional beverage market. HYF will utilize an area of 10,000 square meters for black fungus production workshops, which includes 1,500 square meters of warehouses, a 500 square meter factory building and 600 square meters of laboratories and offices.

Black fungus, also known as "Wood Ear" or "Cloud Ear" herb helps with health issues associated with the lungs, stomach and liver, according to the Institute of Chinese Medicine. Black fungus is rich in iron, protein, vitamins, polysaccharide, fiber, and other minerals, which often are used in Chinese cooking and traditional Chinese medicine.

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

Date: November 17, 2014

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

