Form 10-K
period 2014-12-31
Yew Bio-Pharm Group, Inc.
filed 2015-03-31
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2014

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______ to _________

  Commission File Number 000-54701

 YEW BIO-PHARM GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1579105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9460 Telstar Avenue, Suite 6

El Monte, California 91731

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (626) 401-9588

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2015 was approximately $8,427,960.

As of March 30, 2015, there were 52,125,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

YEW BIO-PHARM GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 16 below.

ii

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

ITEM 1	BUSINESS

Introduction

Unless otherwise noted, references in this registration statement to the “Company,” “we,” “our” or “us” means Yew Bio-Pharm Group, Inc. (individually, “YBP”), a Nevada corporation; its wholly-owned subsidiaries, Yew Bio-Pharm Holdings Limited (individually, “Yew HK”), a corporation organized under the laws of Hong Kong, and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (individually, “JSJ”), a corporation organized in the People’s Republic of China, (“China” or the “PRC”); and a deemed variable interest entity, or VIE, Harbin Yew Science and Technology Development Co., Ltd. (individually, “HDS”), a corporation organized in the PRC, and Harbin Yew Food Co. LTD (individually, “HYF”), the subsidiary of HDS, a corporation organized in the PRC.

We are a major grower and seller of yew trees and manufacturer of products made from yew trees in China. We also sell raw material, including the branches and leaves of yew trees, used in the manufacture of TCM. The yew raw material contains taxol, and TCM containing yew raw material has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is regulated in the PRC because the yew tree is considered an endangered species. In the fourth quarter of 2014, we started to sell wood ear mushroom.

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

We operate in four business segments: TCM raw materials, yew trees, handicrafts and wood ear mushroom. We sell TCM raw materials in the form of yew tree branches and leaves to our customers, primarily an affiliate, to manufacture TCM containing taxol. We began the TCM raw materials segment in 2010.

In December 2009, another company owned directly and indirectly primarily by Mr. Wang, Heilongjiang Yew Pharmaceutical Co., Ltd., or Yew Pharmaceutical, received approval from the Heilongjiang Food and Drug Agency, or HFDA, to sell Zi Shan , a TCM to be sold under both prescription and over-the-counter drug categories. Zi Shan contains taxol, and the TCM is approved in the PRC as a secondary treatment of cancer, meaning it must be administered in combination with other pharmaceutical drugs. In February 2010, we began selling to Yew Pharmaceutical branches and leaves of yew trees, which is more environmentally responsible than using the bark of yew trees, to extract taxol.

We also derive a significant amount of our revenue from the sale of yew seedlings and trees to state-owned enterprises and private businesses for reforestation in Heilongjiang Province and Jilin Province, in the northeastern China, as well as the sale of potted yew trees to retail customers. We also generate revenue from the sale of handicrafts, including furniture, made from yew timber. Additionally, we started to sell wood ear mushroom on the fourth quarter of 2014. All of our revenue is derived from the Chinese domestic market for the year ended December 31, 2014.

For the year ended December 31, 2014, our TCM raw materials revenue represented approximately 52.33% of consolidated revenue (including 22.88% of consolidated revenues to related parties); sale of yew trees represented approximately 41.53% of consolidated revenue; sale of handicrafts represented approximately 2.24% of consolidated revenue; and the sale of wood ear mushroom represented approximately 3.90% of consolidated revenue. For the year ended December 31, 2013, our TCM raw materials revenue represented approximately 56.06% of consolidated revenue (including 20.84% of consolidated revenues to related parties); sale of yew trees represented approximately 40.48% of consolidated revenue; and the sale of handicrafts represented approximately 3.46% of consolidated revenue. We expect that sales from our TCM raw materials and Yew trees segments will become increasingly important sources of revenue for us.

Under Article 27 of the Law of the PRC on Enterprises Income Tax and Article 15 of the provisional regulations of the PRC on Value Added Tax, we do not pay any tax, including income tax and value-added tax, or VAT, in our TCM raw materials and yew tree segments. Our current VAT exemption certificate is valid from July 1, 2005 through December 31, 2016 and our current income tax exemption certificate is valid from January 1, 2008 through December 31, 2058. We pay taxes on handicrafts made from yew timber and wood ear mushroom.

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

YBP was incorporated in Nevada on November 5, 2007. YBP’s current executive office is located at 9460 Telstar Avenue Suite 6, El Monte, CA 91731, and our telephone number is (626) 401-9588. Our website is www.yewbiopharm.com. No part of our website is incorporated into this registration statement or any other report we file with the Securities and Exchange Commission, or the SEC, from time to time.

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

Traditional Chinese Medicine

There is a long-established, scientifically recognized relationship between the Pacific yew, taxus brevifolia , and similar species of yew (including the Northeast yew), and certain cancer drugs, most notably paclitaxel, also known as taxol. Paclitaxel is a broad-spectrum mitotic inhibitor used in cancer chemotherapy. It was discovered in a U.S. National Cancer Institute program at the Research Triangle Institute in 1967 when Monroe E. Wall and Mansukh C. Wani isolated it from the bark of the Pacific yew tree and named it taxol. Taxol is found in the root, stem, leaf, seed and bark of the taxus family of trees, including the Pacific and Northeast yews. It was developed commercially by Bristol-Myers Squibb under the brand name Taxol®. The PRC State Food and Drug Administration, or the SFDA, approved a new drug certification for taxol in 1995.

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

Yew Pharmaceutical is the primary purchaser of the raw materials we sell in our TCM raw materials business. Pursuant to the Development Agreement, Yew Pharmaceutical pays us RMB1,000,000 per ton of raw material, whereas the current market price for such raw material is approximately RMB 1,100,000 per ton. The term of the Development Agreement is ten years, terminating on January 9, 2020. We began selling raw material in the form of branches and leaves of yew trees to Yew Pharmaceutical commencing in February 2010.

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

Because of the limited supply of yew timber and restrictions on the commercial use of yew trees, combined with the high quality of artisans we employ, the handicrafts and furniture we manufacture are highly prized and we charge premium retail prices to our customers. Examples of retail prices for some of our products are as follows:

●	a pair of yew chopsticks sells for approximately RMB198;

●	a fountain pen sells for approximately RMB2,480;

●	sculptures can sell for tens of thousands of RMB; and

●	large pieces of furniture can sell for more than RMB100,000.

Wood Ear Mushroom

Wood ear mushroom grows in the deep forests throughout Asia, Europe and the United States. Though highly valued for its nutritional benefits in Asian regions, this crunchy, dark brown colored, and ear shape little super food is rarely sought after by its western counterparts. Wood ear mushroom contains high levels of polysaccharides, dietary fiber, protein, vitamins, and 20 times more iron than spinach, making it the new undisputed king vegetable. In addition, with rising concerns of heart health related diseases, researches have shown that antioxidants and anti-inflammatory agents contained in wood ear mushroom can be an excellent alternative to traditional supplements.

The Company started to sell wood ear mushroom product in the fourth quarter of 2014, and we expect to generate more revenues in this newly created business segment.

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

We sold our products to a relatively small number of customers. For the year ended December 31, 2014, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 27% of our consolidated revenue

●	Shenzhen Dongfang Shangcheng Trading Co., Ltd., accounted for approximately 16% of our consolidated revenue

For the year ended December 31, 2013, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 21% of our consolidated revenue

●	Wuchang Xinlin Industry Co., Ltd., accounted for approximately 17% of our consolidated revenue

Yew Pharmaceutical is the manufacturer of Zi Shan and other pharmaceutical products, and is owned, directly and indirectly, primarily by Zhiguo Wang and Guifang Qi. Dongfang Shangcheng Trading Co., Ltd., is a large trading company that locates in Shenzhen China.

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

The sale of handicrafts is not seasonal. In December 2012, we closed our store in Harbin. Until December 2014, our headquarter warehouse in Harbin maintained inventory of a range of handicrafts and furniture, for sale and can also take orders for products custom-made to the specifications of our customers. We currently use this facility to exhibit and warehouse our products. Prices and delivery time for custom pieces vary depending upon the item and time of year, since our artisans work primarily during the warmer months from April to September.

We also sell our products through a network of distributors throughout the PRC. Generally, we appoint one distributor in a given province for all of our products. Dongfang Shangcheng Trading Co., Ltd., is the major distributor accounting for more than 10% of our revenue in 2014. We believe that we would be able to find more large distributors because yew products are unique and in high demand.

Beginning in August 2010, we began the direct sale of handicrafts, including furniture, through the Internet, to supplement the sale of handicrafts in our store in Harbin and through distributors.

Starting in January 2013, we also began selling some of our more moderately-priced handicrafts on a television shopping program that is broadcast in Heilongjiang Province, of which Harbin is the capital. We also continued to actively market our handicraft products during the year of 2014 and engage qualified and reputed first and second tier distributors to increase our handicraft sales.

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

We started to sell wood ear mushroom since the fourth quarter of 2014, and the major customer is our related party Heilongjiang Yew Pharmaceutical Co., Ltd. Yew Pharmaceutical purchased the wood ear mushroom and extracted for further processed.

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

We incurred $53,542 and $23,134 of research and development expenses in 2014 and 2013, respectively.

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

Pursuant to the First Restructure, on February 23, 2010, the Company, through JSJ, entered into an Equity Transfer Agreement, referred to collectively as the First Transfer Agreements, with each of the Original Shareholders. Pursuant to the First Transfer Agreements, the terms of which are substantially identical to each other, the Original Shareholders transferred all of their respective ownership in HDS to JSJ for an aggregate RMB45,000,000, which amount represents the amount of the then registered capital of HDS. As a result of this transaction, HDS became a wholly-owned subsidiary of JSJ.

JSJ and the Original Shareholders also entered into a Supplemental Agreement dated February 26, 2010, or the First Supplemental Agreement, pursuant to which JSJ had the right to put the shares of HDS back to the Original Shareholders for the original purchase price of an aggregate RMB45,000,000, in the event that the transaction did not close or PRC governmental approval was not received, within six months following the execution of the First Transfer Agreements.

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

Second Restructure

In October 2010, the Company determined, in consultation with its professional advisors, that the First Restructure did not meet certain technical PRC legal requirements and that the Company would need to be further reorganized, or the Second Restructure. Accordingly, on October 28, 2010, JSJ and each of the HDS Shareholders entered into new Equity Transfer Agreement, referred to collectively as the Second Transfer Agreements, the terms of which are substantially identical to each other, pursuant to which 100% of the common stock of HDS was transferred by JSJ back to the HDS Shareholders for aggregate consideration of RMB45,000,000. Since the consideration of RMB45,000,000 due to the HDS Shareholders in the First Restructure had not yet been paid, pursuant to a Supplemental Agreement to the Second Equity Transfer Agreements dated February 16, 2011, the aggregate RMB45,000,000 amount payable by the HDS Shareholders to JSJ for the return of their HDS common stock in respect of the Second Restructure, was offset against JSJ’s liability to the HDS Shareholders in the same aggregate amount in respect of the First Transfer Agreements, which amount had not yet been paid by JSJ.

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

On April 15, 2011, Mr. Wang, Madame Qi and Mr. Han completed an updated registration with SAFE, pursuant to the requirements under SAFE Circular 75.

As a result of the Second Restructure, as described above, the organization of the Company then looked as follows:

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

To the extent that the Founders’ Options are exercised, the number of shares of YBP common stock then held by each HDS Shareholder could as much as double, which would be highly dilutive to the other existing YBP shareholders. The following chart shows the maximum effect of this dilution assuming full exercise of each Founder’s Option for cash:

Shareholder	Number of Shares Presently Held	Percentage of Issued Shares Presently Held	Number of Shares Held Assuming Exercise of All Founders’ Options	Percentage of Issued Shares Following Exercise of All Founders’ Options
Zhiguo Wang	20,103,475	38.57%	40,206,950	53.66%
Guifang Qi	2,439,737	4.68%	4,928,474	6.58%
Xingming Han	0	0.00%	213,300	0.28%
All HDS Shareholders as a group (3 persons)	22,543,212	43.25%	45,348,724	60.52%
All other existing shareholders	29,581,788	56.75%	29,581,788	39.48%
Total	52,125,000	100.00%	74,930,512	100.00%

See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Employees

As of December 31, 2014, we had approximately 86 employees, of whom approximately 46 were full-time employees and approximately 40 were part-time employees. Our employees that work in China belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

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

For the year ended December 31, 2014, Yew Pharmaceutical accounted for approximately 44% of our TCM raw materials revenue and approximately 23% of our consolidated revenue. For the year ended December 31, 2013, Yew Pharmaceutical accounted for approximately 37% of our TCM raw materials revenue and approximately 21% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

●	Yew Pharmaceutical accounted for approximately 27% of our consolidated revenue

●	Shenzhen Dongfang Shangcheng Trading Co., Ltd., accounted for approximately 16% of our consolidated revenue

For the year ended December 31, 2013, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 21% of our consolidated revenue

●	Wuchang Xinling Industry Co., Ltd., accounted for approximately 17% of our consolidated revenue

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

We owe certain amounts to related parties, including ZTC, Yew Pharmaceutical, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2014, the aggregate amount of these payables was approximately $45,040 and as of December 31, 2014, the aggregate amount of these payables was approximately $4,850,637. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

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

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $4,164 for the year ended December 31, 2014 and $6,550 for the year ended December 31, 2013, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $1.8 million or 23% of our total revenue for year ended December 31, 2014 and $1.5 million or 21% of our total revenue for the year ended December 31, 2013, respectively;  the lease from a company majority-controlled by Mr. Wang and Madame Qi for the growing of yew trees, the lease of which was approximately $26,422 for the year ended December 31, 2014 and $26,209 for the year ended December 31, 2013, respectively. We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

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

Substantially most of our assets are located outside of the United States and most of our officers and directors reside outside the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws of the United States. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws of the United States.

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

Presently, the HDS Shareholders collectively own 22,543,212 shares, or 43.25%, of YBP’s common stock, not including certain additional shares they are deemed to beneficially own under applicable SEC rules. The HDS Shareholders serve as the sole directors and executive officers of the Company, other than the chief financial officer, or CFO, position. The Founders’ Options were approved by our shareholders at a special meeting of shareholders, or the Special Meeting, on December 13, 2012, and issued to the HDS Shareholders in December 2012. As a result, the HDS Shareholders may, upon exercise, own as many as 45,348,724 shares, or 61.52%, of YBP’s common stock. In such event, the HDS Shareholders would have both effective and absolute control of the Company, allowing them, by themselves, to elect all directors of the Company and determine the outcome of most matters placed before the shareholders for action. In fact, Mr. Wang himself could own as many as 40,206,950 shares, or 53.66%, of YBP’s common stock, meaning he could take all such actions by himself.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Office and Retail Space

The principal executive office of YBP in 2014 was located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, we pay utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in 2014 and 2013, aggregated approximately $16,078 and $10,336, respectively. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

During 2014, we prepaid approximately $5,787 in rent to related parties pursuant to the JSJ Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 to Notes to Consolidated Financial Statements.

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

On November 15, 2013, Harbin Yew Science and Technology Development Co., Ltd. (“HDS”), the operating entity and wholly-owned subsidiary of Yew Bio-Pharm Group, Inc. (the “Company”), entered into a Forest and Land Use Right Acquisition Contract of Wuchang Erhexiang Pingfangdian Forestry Centre 15 th Compartments (the “Wuchang Pingfangdian Forestry Centre Contract”) with Heilongjiang Zishan Keji Gufen Limited Company. (“ZKG”).

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

Payments to be made by the Company under the Wuchang Pingfangdian Forestry Centre Contract total $7.8 million in U.S. Dollars (RMB 47.2 million as the foreign exchange rate between U.S. Dollar and RMB is 6.1), payable as follows:

●	$3.51 million in U.S. dollars on or before December 31, 2013.

●	$4.29 million in U.S. dollars on or before May 31, 2015.

Since the assets purchase occurred between entities under common control, HDS recorded the assets received at historical carrying costs recorded by ZTC. The difference of $2,338,212 between the actual contract price and carrying costs is reflected as a reduction of shareholders’ equity (Additional paid-in capital). As of December 31, 2013, the assets purchased were transferred to HDS, and the amount due to ZTC is approximately $4.8 million. This amount was paid in full as of December 31, 2014.

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

	High Bid	Low Bid

Fiscal Year Ended December 31, 2014	$1.10	0.11

January 1 through March 30, 2015	$0.35	0.22

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2014 and 2013, and consolidated financial conditions as of December 31, 2014 and December 31, 2013 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

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

For the year ended December 31, 2014, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom. Our reportable segments are strategic business units that offer different products. Compared with the year ended December 31, 2014, there was no wood ear mushroom sales for the year ended December 31, 2013. The four business segments are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the year ended December 31, 2014, revenues from the sale of TCM raw materials represented approximately 52.33% of consolidated revenue (including 22.88% of consolidated revenues from a related party); sale of yew trees represented approximately 41.53% of consolidated revenue; sale of handicrafts represented approximately 2.24% of consolidated revenue; and the sale of wood ear mushroom represented approximately 3.90% of consolidated revenue. For the year ended December 31, 2013, revenues from the sale of TCM raw materials represented approximately 56.06% of consolidated revenue (including 20.84% of consolidated revenues from a related party); sale of yew trees represented approximately 40.48% of consolidated revenue; and the sale of handicrafts represented approximately 3.46% of consolidated revenue.

All of YBP’s revenues were generated by HDS and in the PRC. YBP has no significant business operations in the U.S. for the current reporting period. The expenses (approximately $743,819 and $260,739 for the year ended December 31, 2014 and 2013, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company. At December 31, 2014, YBP has approximately $37,354 in cash and holds the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $4,033, including approximately $4,033 in cash at December 31, 2014. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD., to develop and cultivate wood ear mushroom. As of December 31, 2014, Harbin Yew Food Co. LTD., has no business operation yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, allowance for obsolete inventory, the classification of short and long-term inventory, the useful life of property and equipment and intangible assets, recovery of long-lived assets, income taxes, write-down in value of inventory, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of the financial statements.

Variable interest entities

Pursuant to ASC 810 and related subtopics related to the consolidation of variable interest entities, we are required to include in our consolidated financial statements the financial statements of VIEs. The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. HDS is considered a VIE, and we are the primary beneficiary. We entered into agreements with HDS pursuant to which we shall receive 100% of HDS’s net income. In accordance with these agreements, HDS shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, JSJ. JSJ shall supply the technology and administrative services needed to service the HDS.

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

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary of HDS which is identified as a VIE of us. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The significant terms of the agreements between us and HDS are discussed above in the “Corporate Structure and Recapitalization - Second Restructure” section. Our assessment on the involvement with HDS reveals that we have the absolute power to direct the most significant activities that impact the economic performance of HDS. JSJ, our wholly own subsidiary, is obligated to absorb a majority of the risk of loss from HDS activities and is entitled to receive a majority of HDS’s expected residual returns. In addition, HDS’ shareholders have pledged their equity interest in HDS to JSJ, irrevocably granted JSJ an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in HDS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by JSJ. Under the accounting guidance, we are deemed to be the primary beneficiary of HDS and the results of HDS’ operation are consolidated in our consolidated financial statements for financial reporting purposes.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of December 31, 2014 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

To estimate the amount of slow-moving or obsolete inventories, we analyze movement of our products, monitor competing products and technologies and evaluate acceptance of our products. Periodically, we identify inventories that cannot be sold at all or can only be sold at deeply discounted prices. An allowance will be established if management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the carrying cost and the estimated market value.

Our handicraft and yew furniture products are hand-made by traditional Chinese artisans.

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

Land use rights and yew forest assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. We have recorded the amounts paid to the PRC government to acquire long-term interests to utilize land and yew forests as land use rights and yew forest assets. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests are used to supply raw materials such as branches, leaves and fruit to us that will be used to manufacture our products. We amortize these land and yew forest use rights over the term of the respective land and yew forest use right, which ranges from 45 to 50 years. The lease agreements do not have any renewal option and we have no further obligations to the lessor. We record the amortization of these land and forest use rights as part of our cost of revenues.

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handicraft products and sales of wood ear mushroom. Pursuant to the guidance of ASC 605 and ASC 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. 2. Eliminate the presumption that a general partner should consolidate a limited partnership. 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The ASU will be effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Currency exchange rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries and VIE is the RMB. All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Years Ended December 31,
	2014	2013
Revenues - third parties	$5,657,351	$5,889,190
Revenues - related party	2,069,225	1,550,458
Total revenues	7,726,576	7,439,648
Cost of revenues - third parties	1,582,981	1,968,682
Cost of revenues - related party	553,616	438,718
Total cost of revenues	2,136,597	2,407,400
Gross profit	5,589,979	5,032,248
Operating expenses	1,304,029	1,134,511
Income from operations	4,285,950	3,897,737
Other income (expenses)	(1,773)	1,993
Net income	4,284,177	3,899,730
Other comprehensive income:
Foreign currency translation adjustment	(200,520)	966,009
Comprehensive income	$4,083,657	$4,865,739

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Our revenues principally derived from the sales of TCM raw materials and yew trees which consisted of sale of yew tree seedling and mature trees. For the year ended December 31, 2014, we had total revenues of $7,726,576, as compared to $7,439,648 for the year ended December 31, 2013, an increase of $286,928 or 3.86%. The increase in total revenue for the year ended December 31, 2014 as compared to December 31, 2013 was attributable to the increase in Yew trees sales and the newly added Wood ear mushroom sales in 2014.

Total revenue is summarized as follows:

	Years Ended December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
TCM raw materials	$4,043,290	$4,170,748	$(127,458)	(3.06)%
Yew trees	3,208,643	3,011,728	196,915	6.54%
Handicrafts	173,412	257,172	(83,760)	(32.57)%
Wood ear mushroom	301,231	-	301,231
Total	$7,726,576	$7,439,648	$286,928	3.86%

For the year ended December 31, 2014 compared to December 31, 2013, there was no significant change for the revenue of TCM raw materials. The increase in revenue of yew trees segment was mainly attributable to the growth of new market demand as we entered into additional distribution agreement with our regional distributor located in Shenzhen, China. In addition, we sold more yew trees cultivated from 2004 to 2008 with higher unit selling price due to steady yearly increase for the year ended December 31, 2014 as compared to 2013, along with normal sales fluctuation. The decrease in revenue of Handicrafts segment was mainly due to the market demand decreased in year 2014.  The Company started to sell Wood ear mushroom in 2014 quarter four and so there is no comparable sales amount from year 2013.

Cost of Revenues

For the year ended December 31, 2014, cost of revenues amounted to $2,136,597 as compared to $2,407,400 for the year ended December 31, 2013, a decrease of $270,803 or 11.25%. For the year ended December 31, 2014, cost of revenues accounted for 27.65% of total revenues compared to 32.36% of total revenues for the year ended December 31, 2013.

Cost of revenues by product categories is as follows:

	Years Ended December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
TCM raw materials	$726,988	$1,117,407	$(390,419)	(34.94)%
Yew trees	1,004,371	1,097,470	(93,099)	(8.48)%
Handicrafts	152,794	192,523	(39,729)	(20.64)%
Wood ear mushroom	252,444	-	252,444	-
Total	$2,136,597	$2,407,400	$(270,803)	(11.25)%

For the year ended December 31, 2014, the decrease in our cost of revenues as compared to year ended December 31, 2013 was primarily due to the decrease in cost of revenue of all product categories.

The decrease in cost of revenue of TCM raw materials segment was mainly attributable to higher unit cost TCM raw materials, further processed from yew trees in Qingshan plant during April, 2013, that were eventually depleted by the year ended 2013. In addition, the decrease in overall sales of TCM raw materials had also reduced the TCM cost of revenue for the year ended December 31, 2014 as compared to 2013.

The cost of revenue of Yew trees segment for the year ended December 31, 2014.was comparative with the year ended December 31, 2013.

The decrease in cost of revenue in handicraft segment for the year ended December 31, 2014 as compared to 2013 was primarily attributable to the demand decreased in year 2014.

The Company started to operate Wood ear mushroom segment in quarter four of 2014, so there is no comparative cost for this segment yet.

Gross Profit

For the year ended December 31, 2014, gross profit was $5,589,979 as compared to $5,032,248 for the year ended December 31, 2013, representing gross profit margins of 72.35% and 67.64%, respectively. Gross profit margins by categories are as follows:

	Years Ended December 31,
	2014	2013	Increase
TCM raw materials	82.02%	73.21%	8.81%
Yew trees	68.70%	63.56%	5.14%
Handicrafts	11.89%	25.14%	(13.25)%
Wood ear mushroom	16.20%	-	16.20%
Total	72.35%	67.64%	4.71%

For the year ended December 31, 2014, our overall gross profit margin had increased as compared to the year ended December 31, 2013, which was attributable to increase in gross profit margins of all product categories.

Our gross profit margin of TCM raw materials had increased for the year ended December 31, 2014 was primarily attributable to the high unit cost TCM raw materials, further processed from yew trees in Qingshan plant during April, 2013, that were eventually depleted by the year ended 2013, along with the sales volume decreased for the year ended December 31, 2014. Meanwhile, our total revenue for TCM raw material of the year ended December 31, 2014 was comparative with year ended 2013 because we had a general increase in unit selling price of TCM raw materials effective August 1, 2014.

Our gross profit margin of yew trees had increased primarily attributable to the increase in yew tree revenues. We sold more yew trees cultivated from 2004 to 2008 that yielded lower unit cost with higher unit selling price for the year ended December 31, 2014 as compared to the year 2013.

Our gross profit margin percentage of handicrafts decrease was primarily attributable to the changes in sales product mix. The handicrafts that we sold in the year of 2013 generated higher gross profit margin compared to the year 2014.

There’s no comparative gross profit margin for wood ear mushroom segment because we only started to operate this segment in 2014.

Selling Expenses

Selling expenses consisted of the following:

	Years Ended December 31,
	2014	2013
Salary and related benefit	$7,888	$14,462
Shipping and handling	91	365
Other	13,542	8,967
Total	$21,521	$23,794

For the year ended December 31, 2014, total selling expense was $21,521 as compared to $23,794 for the year ended December 31, 2013, a decrease of $2,273 or 9.55%. The decrease in our selling expenses for the year ended December 31, 2014 was primarily attributable to decrease in salary and related benefit.

General and Administrative Expenses

For the year ended December 31, 2014, general and administrative expenses amounted to $1,282,508, as compared to $1,110,717 for the year ended December 31, 2013, an increase of $171,791, or 15.47%.

General and administrative expenses consisted of the following:

	Years Ended December 31,
	2014	2013
Compensation and related benefits	$14,143	$-
Depreciation	132,783	156,705
Travel and entertainment	49,530	95,496
Professional fees	762,477	339,918
Research and development	45,935	23,134
Other	277,640	495,464
Total	$1,282,508	$1,110,717

The increase in our general and administrative expenses for the year ended December 31, 2014, as compared to the year ended December 31, 2013 was primarily attributable to increase in professional fees.

The changes in general and administrative expenses for the year ended December 31, 2014, as compared to the year ended December 31, 2013, consisted of the following:

●	For the year ended December 31, 2014, compensation and related benefits increased by $14,143 as compared to the year ended December 31, 2013. The increase was primarily attributable to recognition of compensation expense of employee stock option compensation agreements that were entered on July 18, 2014.

●	For the year ended December 31, 2014, depreciation decreased by $23,922, or 15.27%, as compared to the year ended December 31, 2013. The decrease was primarily attributable to decrease in depreciable assets which one of the automobiles were fully depreciated as of March 31, 2013. In addition, we had fully depreciated another depreciable automobile and office equipment, and we also disposed partial of our fixed assets as of December 31, 2014.

●	For the year ended December 31, 2014, travel and entertainment decreased by $45,966 or 48.13%, as compared to the year ended December 31, 2013. The decreasing was primarily attributable to the frequency of business related travelling reduced.

●	Professional fees consist of legal, accounting, consulting and other fees associated with the cost of being a public company in the United States. For the year ended December 31, 2014, professional fees increased by $422,559, or 124.31% as compared to the year ended December 31, 2013. The increase was primarily attributable to the recognition of professional service expenses that we entered two consulting agreements on July 22, 2014.

●	For the year ended December 31, 2014, other miscellaneous general and administrative expense decreased by $217,824, or 43.96%, as compared to the year ended December 31, 2013. The decrease was primarily due to our daily operation continues to be stabilized.

Income from Operations

For the year ended December 31, 2014, income from operations was $4,285,950, as compared to income from operations of $3,897,737 for the year ended December 31, 2013, an increase of $388,213, or 9.96%. The increase was primarily attributable to the increase in overall revenues along with the decreasing in cost of revenues.

Other Income (Expenses)

For the year ended December 31, 2014, total other expense was $1,773 as compared to total other income of $1,993 for the year ended December 31, 2013.

Net Income

As a result of the factors described above, our net income was $4,284,177, or $0.08 per basic and $0.07 per diluted share, for the year ended December 31, 2014, as compared to net income of $3,899,730, or $0.08 per share (basic and diluted), for the year ended December 31, 2013.

Foreign Currency Translation Adjustment

For the year ended December 31, 2014, we reported an unrealized loss on foreign currency translation of $200,520, as compared to unrealized gain of $966,009 for the year ended December 31, 2013. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the year ended December 31, 2014, comprehensive income of $4,083,657 was derived from the sum of our net income of $4,284,177 offset with foreign currency translation loss of $200,520. For the year ended December 31, 2013, comprehensive income of $4,865,739 was derived from the sum of our net income of $3,899,730 plus a foreign currency translation gain of $966,009.

Segment Information

For the year ended December 31, 2014, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. Compared with the year ended December 31, 2014, there was not Wood ear mushroom sales for the year ended December 31, 2013.

Information with respect to these reportable business segments for the year ended December 31, 2014 and 2013 was as follows:

	For the year ended December 31, 2014			For the year ended December 31, 2013
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues:
TCM raw materials	$2,275,296	$1,767,994	$4,043,290	$2,620,290	$1,550,458	$4,170,748
Yew trees	3,208,643	-	3,208,643	3,011,728	-	3,011,728
Handicrafts	173,412	-	173,412	257,172		257,172
Wood ear mushroom	-	301,231	301,231	-	-	-
Total revenues	$5,657,351	$2,069,225	$7,726,576	$5,889,190	$1,550,458	$7,439,648

Cost of sales:
TCM raw materials	$425,816	$301,172	$726,988	$678,689	$438,718	$1,117,407
Yew trees	1,004,371	-	1,004,371	1,097,470	-	1,097,470
Handicrafts	152,794	-	152,794	192,523	-	192,523
Wood ear mushroom	-	252,444	252,444	-	-	-
Total cost of revenues	$1,582,981	$663,616	$2,136,597	$1,968,682	$438,718	$2,407,400

TCM raw materials

During the year ended December 31, 2014, we sold 20,633 kg of TCM raw materials as compared to 27,953 kg of TCM raw materials during the year ended December 31, 2013, a 26.19% decrease in sales volume was primarily attributable to the decreasing in sales volume to the third party which is considered as normal sales fluctuation. Although the overall sales volume decreased, we had a general increase of the unit selling price on August 1, 2014 which partially offset the impact of sales volume decreasing in the year of 2014.

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

For the year ended December 31, 2014 and 2013, we had revenue of $1,767,994 and $1,550,458, respectively, from the sale of TCM raw materials to Yew Pharmaceutical, an increase of $217,536 or 14.03%, which was attributable to the increasing in unit selling price.

For the year ended December 31, 2014 and 2013, revenue from the sale of TCM raw materials to third parties amounted to $2,275,296 and $2,620,290, respectively, a decrease of $344,994 or 13.17%, which was attributable to the decreasing of sales demand and we consider it as normal sales fluctuation.

Sales volume was summarized as follows:

	Years Ended December 31,
	2014	2013
Sales volume - third parties (kg)	12,140	14,806
Sales volume - related party (kg)	8,493	9,610
Total sales volume	20,633	24,416

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the year ended December 31, 2014, we sold approximately 252,000 pieces of yew seedlings and trees, as compared to approximately 446,000 pieces of yew seedlings and trees for the year ended December 31, 2013, a decrease in volume of 43.50%. Even though the sales volume decreased in the year of 2014, the total cost of revenue was comparative with the year of 2013 due to the fact that the selling product mix is different between the comparable two years. Moreover, we sold more yew trees cultivated from 2004 to 2008 that yielded lower unit cost with higher unit selling price, leading to the increase of total revenue.

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

Handicrafts

For the year ended December 31, 2014, revenue from sale of handicrafts manufactured from yew timber amounted to $173,412 as compared to $257,172 for the year ended December 31, 2013, a decrease of $83,760 or 32.57%. The decrease in revenue of handicrafts was due to the decreased demands of the market.

We continued to actively market our handicraft products during the year ended December 31, 2014 and engage qualified and reputed first and second tier distributors to increase our handicraft sales.

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

Wood ear mushroom

For the year ended December 31, 2014, revenue from sale of wood ear mushroom amounted to $301,231, which we sold to our related party, Yew Pharmaceutical. We expect to develop more customer resources and expand our wood ear mushroom sales in 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2014 and December 31, 2013, we had cash balances of $487,940 and $1,159,611, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2013 to December 31, 2014:

			December 31, 2013 to December 31, 2014
Category	December 31, 2014	December 31, 2013	Change	Percentage change
Current assets:
Cash	$487,940	$1,159,611	$(671,671)	(57.92)%
Accounts receivable	922,564	418,875	503,689	120.25%
Accounts receivable – related party	340,132	377,821	(37,689)	(9.98)%
Inventories	1,443,078	1,089,087	353,991	32.50%
Prepaid expenses and other assets	16,791	2,697	14,094	522.58%
Prepaid expenses – related parties	5,787	34,031	(28,244)	(82.99)%
Current liabilities:
Accounts payable	-	-	-	-
Accrued expenses and other payables	84,722	136,713	(51,991)	(38.03)%
Taxes payable	10,547	10,232	315	3.08%
Due to related parties	45,040	4,850,637	(4,805,597)	(99.07)%
Working capital:
Total current assets	$3,216,292	$3,082,122	$134,170	4.35%
Total current liabilities	140,309	4,997,582	(4,857,273)	(97.19)%
Working capital	$3,075,983	$(1,915,460)	$4,991,443	260.59%

Our working capital increased by $4,991,443 to $3,075,983 at December 31, 2014, from working capital of $(1,915,460) at December 31, 2013. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $504,000

●	a decrease in due to related parties of approximately $4,806,000

●	an increase in inventory of approximately $354,000

Partially offset by:

●	a decrease in cash of approximately $672,000

●	a decrease in accounts receivable – related parties of approximately $38,000

For the year ended December 31, 2014, net cash flow provided by operating activities was $4,115,366, as compared to net cash flow provided by operating activities of $4,442,824 for the year ended December 31, 2013, a decrease of $327,458. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2014, net cash flow provided by operating activities of $4,115,366 is primarily attributable to:

●	net income of approximately $4,284,000 adjusted with the add-back of non-cash items, such as depreciation of approximately $172,000 and amortization of land use rights and yew forest assets of approximately $510,000, and

●	the receipt of cash from changes in operating assets and liabilities, such as a decrease in accounts receivable – related parties of approximately $35,000.

Partially offset by:

●	the use of cash from operations which was generated from changes in operating assets and liabilities, such as: an increase in inventories of approximately $843,000, an increase in accounts receivable of approximately $507,000.

For the year ended December 31, 2013, net cash flow provided by operating activities of $4,442,824 was primarily attributable to:

●	Net income of approximately $3,900,000 adjusted with the add-back of non-cash items, such as: depreciation of approximately $180,000, and amortization of land use rights and yew forest assets of approximately $382,000, and

●	The receipt of cash from operations which was generated from changes in operating assets and liabilities, such as: decrease in accounts receivable of approximately $323,000.

Partially offset by:

●	The use of cash from changes in operating assets and liabilities, such as: an increase in accounts receivable – related party of approximately $82,000, an increase in inventory of approximately $223,000, and decrease in accrued expenses and other payable of approximately $65,000.

Net cash flow used in investing activities was approximately $2,447,673 for the year ended December 31, 2014. During the year ended December 31, 2014, we sold one of our property and equipment and received proceeds in approximately $5,000. We also made payment in approximately $2,444,000 for purchasing of land use right and purchase of yew forest assets. Net cash flow used in investing activities was approximately $3,693,000 for the year ended December 31, 2013. During the year ended December 31, 2013, we spent approximately $300,000 on purchase of property and equipment and made payments for land use right and yew forest assets of approximately $3,393,000.

Net cash flow used in financing activities was approximately $2,331,000 for the year ended December 31, 2014, which was primarily attributable to distribution to owners of approximate amount $2,331,000, the excess of acquisition price over carrying value of yew forest assets purchased from entities under common control. Net cash flow used in financing activities was $210 for the year ended December 31, 2014, which was attributable to the repayments for related party advances. Net cash flow used by financing activities was approximately $210 for the year ended December 31, 2013.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of December 31, 2014 and December 31, 2013, approximately $33.3 million and $25.7 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Years Ended December 31:
2015	$135,365
2016	2,440
2017	22,771
2018	2,440
2019	2,440
Thereafter	439,437
Total	$604,893

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on those evaluations, which identified significant deficiencies in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

The specific significant deficiencies identified by our management were as follows:

●	A lack of control in place to review the condition of inventories and assess the necessity to reserve any impairment allowance at year end;

●	A lack of sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. We expect the significant deficiencies will be remediated by the end of fiscal year 2015. Until such time, however, as these significant deficiencies in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of December 31, 2014.

Remediation of Significant Deficiencies in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2015. Specifically, we plan to recruit more accounting staff, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2015 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the significant deficiencies we have identified in fiscal year 2014. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

Our management believes that our disclosure controls and procedures provide a reasonable level of assurance of achieving their objectives. Our management does not expect, however, that our disclosure controls and procedures or internal financial controls will prevent all errors or fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2014 and additional information concerning them are as follows:

Name	Age	Position
Zhiguo Wang	51	Chief Executive Officer, President, Chairman of the Board and Chief Financial Officer
Guifang Qi	51	Secretary and Director
Xingming Han	48	Director
Tong Liu	34	Director
Hengjiang Pang	33	Director

Zhiguo Wang has been the President and a director of YBP since the company was incorporated in November 2007, and has been the Chief Financial Officer since December 15, 2013.  Mr. Wang founded our company in 1996 and has served as Chairman of the Board and General Manager of HDS since its inception. Since August 2007, Mr. Wang has served as executive director of the China National Forest Industry Association. In January 2007, he was elected to the first board of directors by the Heilongjiang Province Pharmaceutical Professional Association. In August 2007, he was elected Executive Director of the China National Forest Industry Association. In December 2010, Mr. Wang was elected vice chairman of the Heilongjiang Province Forestry Industry Association. Mr. Wang is also involved in the management of other businesses, including Yew Pharmaceutical, Kairun and ZTC. He currently devotes approximately 71% of his time, or 120 hours per month, on average, to the Company’s business. Mr. Wang graduated from Northeast Forestry University, located in Harbin, for both his undergraduate and graduate degrees. Mr. Wang is the husband of Guifang Qi.

Guifang Qi was the Treasurer of YBP from May 2010 until December 15, 2013 when she took over the position of Secretary. She has been a director of YBP since December 2010. Since 1997, she has also served as Vice General Manager of HDS in charge of purchasing and suppliers. Madame Qi graduated from Mudanjiang Forestry School, located in Mudanjiang, Heilongjiang Province, where she majored in forestry. Madame Qi is the wife of Zhiguo Wang.

Xingming Han has been a director of YBP since May 2010. From 2000 to 2009, he has also served as Vice General Manager of HDS, and since 2009 as the General Manager of HDS, in charge of manufacturing. He also served as the General Manager of Yew Pharmaceutical from 2008 to 2010. Mr. Han graduated from Harbin Architectural Engineering College in Harbin. In December 2006, he received the qualification of China Senior Business Manager. Mr. Han resigned on March 9, 2015.

Tong Liu is an investment advisor/associate at Diamond Capital Advisors. He is FINRA licensed and holds securities licenses series 79 and 63. Tong specializes on many cross-border M&A transactions especially in the greater China region. Prior to becoming an investment banker, Tong was a serial entrepreneur. He started and exited multiple businesses. He currently sits on the board of multiple startup companies. Mr. Liu received his MBA degree from Steven G Mahaylo School of Business at California State University, Fullerton. He also holds a BA degree from CSUF. Tong is proficient at both speaking and writing Chinese Mandarin and actively seeks and participates in cross border transactions where his language ability, cultural background and knowledge prove to be an invaluable asset.

Hengjiang Pang has nearly 12 years of finance and accounting experience in both Asia and North America. Prior to joining Yew Bio-Pharm, Henry served a number of senior management roles in the companies including his 6-year tenure with HeJian Technology Co., Ltd. (subsidiary of UMC), Financial Controller of a private-equity company and Controller of Jellick Rowland LLC.  Mr. Pang joined Yew Bio-Pharm in 2013, when he served as North America Regional Manager to oversee the operations of the Company in North America. Mr. Pang holds MBA degree from Keller Graduate School of Management at Devry University, Long Beach and a BA in Industrial Engineering from Northeastern University.

Each of our director’s primary qualification to serve as such involves his or her extensive experience with different aspects of yew tree technology, cultivation, engineering and/or project management or investment banking and/or accounting and finance.

During the past ten years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company, including any allegations (not subsequently reversed, suspended or vacated), permanent or temporary injunction, or any other order of any federal or state authority or self-regulatory organization, relating to activities in any phase of the securities, commodities, banking, savings and loan, or insurance businesses in connection with the purchase or sale of any security or commodity, or involving mail or wire fraud in any business. None of our directors presently serves as a director of any other public companies.

Involvement in Certain Legal Proceedings

None of our directors and officers has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten years.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We do not have standing audit, compensation and corporate governance committees, or committees performing similar functions. Our Board, as a whole, handles the matters usually addressed by such committees. All of our directors are also executive officers of the Company.

At this time, we have not adopted corporate governance guidelines, a code of business conduct, a code of ethics or a related party transaction policy. We anticipate that as we become more familiar with the obligations of U.S. public companies, we will implement appropriate corporate governance structures to comply with SEC and/or stock exchange requirements that would be applicable to us at such time.

We maintain a corporate website and post our SEC filings on a page of that website. The information on our website is not, and shall not be deemed to be, a part of this proxy statement or incorporated by reference into this or any other filing we make with the SEC.

Board of Directors

Director Independence

The Board will consist of four members, none of whom meet the independence requirements of the Nasdaq Stock Market as currently in effect. In addition, the proposed two new nominees to the Board will also not meet such independence requirements.

Meetings of the Board

Each of the directors attended 75% or more of the aggregate number of meetings of the Board in 2014.

Board Leadership

Our Company is led by Zhiguo Wang, who has served as both our Chief Executive Officer and Chairman of the Board since our incorporation in 2007. Our Board leadership structure is the traditional one most commonly utilized by other public companies in the United States, and we believe that this leadership structure has been effective for our Company. We believe that having a combined Chief Executive Officer/Chairman of the Board provides the right form of leadership and balance for our Company, given our small size. This structure provides us with a single leader for our company to ensure continuity of our operational, executive and Board functions.

Other Corporate Governance

We do not have standing audit, compensation and corporate governance committees, or committees performing similar functions. We have not adopted a code of ethics. We anticipate that as we become more familiar with the obligations of U.S. public companies, we will implement appropriate corporate governance structures to comply with SEC and/or stock exchange requirements. We intend to comply with all corporate governance requirements applicable to us at this time.

Communications with the Board

Shareholders and any interested parties may send correspondence to the Board or to any individual director, by mail to Corporate Secretary, Yew Bio-Pharm Group, Inc., 9460 Telstar, Ste. 6, El Monte, California, 91731 or by e-mail to hpang@yewbiopharm.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, other than as set forth herein, the Section 16(a) all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were satisfied. Form 4’s for Ms. Qi and Mr. Han, a former director, were not timely filed for shares sold by them between January and March 2015.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2014, 2013 and 2012. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhiguo Wang President,(1)	2014	5,855	—	—	—	—	—	—	5,855
Chief Executive Officer	2013	21,297	—	—	---	—	—	—	21,297
	2012	20,412	—	—	1,980,690	—	—	—	2,001,102

Guifang Qi (2)	2014	39,904	—	—	—	—	—	—	39,904
Treasurer, YBP and Vice	2013	11,267	—	—	---	—	—	—	11,267
General Manager, HDS	2012	13,291	—	—	245,202	—	—	—	258,493

Xingming Han (3)	2014	5,855	—	—	150,332	—	—	—	161,187
General Manager, HDS	2013	21,297	—	—	—	—	—	—	21,297
	2012	20,412	—	—	21,015	—	—	—	41,427

Tong Liu (4)	2014	—	—	—	36,909	—	—	—	36,906
Director

Hengjiang Pang (5)	2014	48,000	—	—	36,909	—	—	—	84,906
Director

(1)	Zhiguo Wang’s fiscal 2012 compensation includes the grant date fair value of 20,103,475 founder’s option valued at $1,980,690, or $0.0985 per option, using the Black-Scholes option pricing model.

(2)	Guifang Qi’s fiscal 2012 compensation includes the grant date fair value of 2,488,737 founder’s options valued at $245,202, or $0.0985 per option, using the Black-Scholes option pricing model.

(3)

Mr. Han resigned on March 9, 2015 as an officer and director of the Company. Xingming Han’s fiscal 2012 compensation includes the grant date fair value of 213,300 founder’s options valued at $21,015, or $0.0985 per option and fiscal 2014 compensation includes the grate date fair value of 350,000 options valued at $150,332, or $0.4295 per option, using the Black-Scholes option pricing model.

(4)	Tong Liu’s fiscal 2014 compensation includes the grant date fair value of 200,000 option valued at $36,909, or $0.1845 per option, using the Black-Scholes option pricing model.

(5)	Hengjiang Pang’s fiscal 2014 compensation includes the grant date fair value of 200,000 option valued at $36,909, or $0.1845 per option, using the Black-Scholes option pricing model.

Employment Agreements

We have entered into employment agreements with our Chinese executive officers in the form and with the provisions specified by the Harbin Labor and Social Security Bureau. The provisions of these agreements are not negotiable and do not vary other than providing the term, title and salary of the individual employee.

We had an employment agreement with Mr. Wang, pursuant to which he is employed in the capacity of Chief Executive Officer, for a term of three years, commencing May 9, 2009 and terminating on May 8, 2012. His contractually-provided compensation was RMB 7,000 per month for the entire term, although management increased his salary to RMB 10,000 per month from July 2011 through May 8, 2012. We entered into a new employment agreement with Mr. Wang for a three-year term, commencing May 10, 2012 and terminating on May 9, 2015.

We had an employment agreement with Madame Qi, pursuant to which she is employed in the capacity of Vice General Manager, for a term of three years, commencing April 9, 2009 and terminating on April 8, 2012. Her contractually-provided compensation was RMB 4,500 per month for the entire term, although management increased her salary to RMB 7,000 per month from July 2011 through April 8, 2012. We entered into a new employment agreement with Madame Qi for a three-year term, commencing April 10, 2012 and terminating on April 9, 2015. Madame Qi’s compensation under the new agreement is RMB 5,000 per month. In April, 2014, Madame Qi began working in the Company’s office in the United States and her salary was revised to $4,000 per month.

Outstanding Equity Awards at Fiscal Year-End

On December 13, 2012, at a special meeting of our shareholders (the “Special Meeting”), our shareholders approved the issuance of a stock purchase option (each, a “Founder’s Option” and collectively, the “Founders’ Options”) to Zhiguo Wang, Guifang Qi and Xingming Han (collectively, the “Founders”). Following the Special Meeting, the Board met on December 13, 2012 and, among other things, issued the Founders’ Options to the Founders.

The terms of each Founder’s Option are identical to each other except for the name of the optionee and the number of shares of the Company’s common stock subject to each such Founder’s Option. The principal terms of the Founders’ Options include the following:

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

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2014.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Zhiguo Wang	20,103,475	—	—	0.22	12/13/2017	—	—	—	—
Guifang Qi	2,488,737	—	—	0.22	12/13/2017	—	—	—	—
Xingming Han	213,300	—	—	0.22	12/13/2017	—	—	—	—
	350,000	350,000	350,000	0.23	11/18/2018	—	—	—	—
Tong Liu	200,000	200,000	200,000	0.20	08/01/2018	—	—	—	—
Hengjiang Pang	200,000	200,000	200,000	0.20	08/01/2018	—	—	—	—

We are authorized to issue up to 15,000,000 shares of common stock for grants under the 2012 Plan, which was adopted by our Board of Directors on September 25, 2012 and approved by our shareholders at the Special Meeting on December 13, 2012.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	7,800,000	$0.26	7,200,000

(1)	Our equity compensation plan has been approved by security holders. Our equity compensation plan is described in Note 9(b) to our consolidated financial statements under Item 8 of this Annual Report.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Board of Directors and Director Compensation

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors. We do not currently have any independent directors. Our directors do not receive compensation for serving in such capacity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2015, the number of shares of our common stock owned of record and beneficially by all directors, executive officers, nominees for director and persons who beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and Executive Officers:
Zhiguo Wang (2)(3) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	44,654,124	61.5%

Guifang Qi (2)(4) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	44,654,124	61.5%

Tong Liu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	-0-

Henjgiang Pang 9460 Telstar, Suite 6 El Monte, CA 91731	-0-	-0-

All Directors and Executive Officers and Nominees as a group (4 persons)	44,654,124	61.5%

*	less than 1%
(1)	Percentage ownership is based on 72,592,212 shares of YBP common stock deemed outstanding on March 25, 2015, assuming exercise of all outstanding Founders’ Options, all of which are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Zhiguo Wang and Guifang Qi are husband and wife.
(3)	Consists of (i) 20,103,475 shares held by Mr. Wang; (ii) 2,449,737 shares held by Madame Qi; (iii) 1,958,437 shares held by an immediate family member living in Mr. Wang’s and Madame Qi’s residence and as to which Mr. Wang disclaims beneficial ownership; (iv) 20,103,475 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days; and (v) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days.
(4)	Consists of (i) 2,449,737 shares held by Madame Qi; (ii) 20,103,475 shares held by Mr. Wang; (iii) 1,958,437 shares held by an immediate family member living in Mr. Wang’s and Madame Qi’s residence and as to which Madame Qi disclaims beneficial ownership; (iv) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days; and (v) 20,103,475 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Under a Cooperation and Development Agreement dated January 9, 2010 between us and Yew Pharmaceutical (the “Development Agreement”), we sell yew branches and leaves to Yew Pharmaceutical and Yew Pharmaceutical manufactures taxol-based TCM in accordance with the requirements of the Heilongjiang Food and Drug Agency (the “HFDA”). Yew Pharmaceutical produces the TCM at its own facilities in Harbin and is responsible for producing the finished product medicine in accordance with the requirements of good manufacturing practices, filing all applications and obtaining all approvals from the HFDA. Yew Pharmaceutical is also the exclusive distributor of this TCM, Zi Shan . Under the Development Agreement, Yew Pharmaceutical pays us RMB 1,000,000 per ton of raw material. This amount is below the current market rate of approximately RMB 1,100,000 per ton of raw material. Given the 10-year term of the Development Agreement and our belief that the fair market value for yew raw material will continue to rise, the difference between fair market value and the contractually-set price at which we sell yew raw material to Yew Pharmaceutical is expected to increase, especially in later years of the term of the Development Agreement. As the purchaser of raw material for the production of TCM, Yew Pharmaceutical is also the primary customer in our TCM raw materials segment and a major customer of the Company as a whole. Yew Pharmaceutical is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

Under a Technology Development Service Agreement dated January 1, 2010 between us and Kairun, (the “Technology Agreement”), Kairun provides us with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees we grow and cultivate. For these services, we have agreed to pay Kairun RMB 200,000 after the technologies developed by Kairun are tested and approved by us. We retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without our prior written consent.

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

The principal executive office of YBP in 2014 was located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, we pay utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in 2014, aggregated approximately $16,078, which we believe approximates the fair market value of rent that we would have paid for similar office space.

HDS leases office space in Xiangfang District, Harbin from the Company’s President, Zhiguo Wang, under a 15-year lease commencing January 1, 2010 and expiring December 31, 2025. We pay rent in the amount of RMB 15,000 per year. We believe that the rent is at or below market for the space we are occupying.

HDS occupies approximately 40 square meters of usable retail space in the Nangang District of Harbin from Guifang Qi, a director of the Company and the wife of Zhiguo Wang. Pursuant to a Lease Contract dated December 3, 2008, the premises were provided rent-free for the first year of the three-year lease. Beginning December 3, 2009, we paid rent in the amount of RMB 12,000 per year for the second and third years of the lease term. We entered into the current lease on this property on November 15, 2011. The term of the new three-year lease is from December 1, 2011 through December 1, 2014. We pay rent in the amount of RMB 1,300 per month (RMB 15,600 per year), payable annually on or before May 30 of each year of the term.

On July 1, 2012, our wholly-owned subsidiary Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”) entered into a lease for office space (the “JSJ Lease”) with Zhiguo Wang, as lessor. Pursuant to the JSJ Lease, JSJ leases approximately 30 square meters of office space from Mr. Wang in Harbin, in the same premises used by HDS for its office space. Rent under the JSJ Lease is RMB 10,000 annually for a term of three years, expiring on June 30, 2015. JSJ prepaid rent to Mr. Wang in the amount of RMB 20,000 on July 1, 2012. We believe that the rent is at or below market for the space we are occupying.

Under an agreement dated March 25, 2005 with ZTC, we lease 361 mu (approximately 60 acres) of land in Lalin Town, Wuchang City, Heilongjiang Province, for nursery land used to cultivate yew stock. This agreement is for a term of 30 years expiring on March 24, 2035. Under this agreement, we pay RMB 162,450 per year, with a lump sum payment of RMB 812,250 representing the first five years of the lease on or before December 31, 2010. We made a payment in the amount of RMB 1,000,000 in March 2012. Thereafter, we are required to pay each next five years’ rent in advance. Mr. Wang and Madame Qi own approximately 39.4% and 30.7%, respectively, of ZTC.

On November 15, 2013, Harbin Yew Science and Technology Development Co., Ltd. (“HDS”), the operating entity and wholly-owned subsidiary of Yew Bio-Pharm Group, Inc. (the “Company”), entered into a Forest and Land Use Right Acquisition Contract of Wuchang Erhexiang Pingfangdian Forestry Centre 15th Compartments (the “Wuchang Pingfangdian Forestry Centre Contract”) with  ZTC.

Pursuant to the Wuchang Pingfangdian Forestry Centre Contract, HDS acquired 2,565 mu (approximately 428.36 acres) located at Wuchang Pingfangdian Forestry Centre in Helongjiang Province, PRC. The term of the contract is 38 years, through November 7, 2051. During the term of the Wuchang Pingfangdian Forestry Centre Contract, HDS plans to harvest cut and replant the trees, sell the harvest cutting logs, promote the growth of the young trees accordingly, as well as plant yew trees of five years old or above based on the condition of the harvest cutting.

Payments to be made by the Company under the Wuchang Pingfangdian Forestry Centre Contract total $7.8 million in U.S. Dollars (RMB 47.2 million as the foreign exchange rate between U.S. Dollar and RMB is 6.1), payable as follows:

●	$3.51 million in U.S. dollars on or before December 31, 2013.
●	$4.29 million in U.S. dollars on or before May 31, 2015.

The Company had paid in full as of December 31, 2014.

We have received advanced from, and in the past we have provided advances to, certain of our directors, officers and/or related parties, as follows:

Name of related parties	2014	2013
Zhiguo Wang and other shareholders	$45,040	$47,726
ZTC	-	4,802,911
Total	$45,040	$4,850,637

These advances are unsecured and payable on demand.

The original structuring of the Company and the second restructure of the Company that we implemented in 2010 (the “Second Restructure”) involved transactions between the Company and Zhiguo Wang, Guifang Qi, who are also our directors and executive officers, and Xingming Han, a former director of the Company (collectively, the “HDS Shareholders”). These transactions were not negotiated at arm’s length. While we have not discovered any precedent under Nevada law for a transaction like the Second Restructure, it is possible that the Second Restructure should have been approved by YBP’s shareholders because it may be viewed as having involved the sale of all or substantially all of YBP’s assets in that the stock of HDS was transferred from a wholly-owned subsidiary, JSJ, to the HDS Shareholders. However, because the Company was not yet subject to the reporting obligations of the Exchange Act, YBP was unable to issue a proxy statement to its shareholders in connection with such approval. The Company sought and obtained shareholder ratification of the Second Restructure and all of the transactions effected in connection therewith at the Special Meeting on December 13, 2012.

The terms of the Founders’ Options have not been determined as a result of arm’s-length negotiations. The Board of Directors of YBP, which consists of the same persons who are the HDS Shareholders and the grantees of the Founders’ Options, sought and obtained shareholder approval of the issuance of the Founders’ Options at the Special Meeting on December 13, 2012.

Item 14.	Principal Accountant Fees and Services.

During 2014 and 2013, MaloneBailey, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2014, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2014.

	Years ended December 31,
	2014	2013

Audit Fees	$86,000	$55,000
Audit-Related Fees	$4,160	$8,120
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total Fees	$90,160	$63,120

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by MaloneBailey, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with MaloneBailey, LLP independence as our auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page 59 of this report.

2. Financial Statement Schedule

The consolidated financial statement schedule contained herein is as listed on the “Index to Consolidated Financial Statements” on page 59 of this report. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Yew Bio-Pharm Group, Inc.
3.2(1)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated May 19, 2010
3.3(6)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated December 18, 2012
3.4(1)	Bylaws of Yew Bio-Pharm Group, Inc.
4.1(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.2(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.3(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Xingming Han
4.4(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Heilongjiang Ecology Stock Co. Ltd.
4.5(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Yingjun Jiang
4.6(1)	Supplemental Agreement to Equity Transfer Agreement dated February 23, 2010 among Mr. Wang, Madame Qi, Mr. Han, Heilongjiang Ecology Forest Co. Ltd. and Yingjun Jiang
4.7(1)	Debtor’s and Creditors’ Rights Transfer Agreement dated May 10, 2010 among Mr. Wang, Heilongjiang Ecology Stock Co. Ltd., Yingjun Jiang and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited
4.8(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.9(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.10(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio- Technology Development Co., Limited and Xingming Han
4.11(1)	Supplemental Agreement to Equity Transfer Agreement dated February 16, 2011 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Zhiguo Wang, Guifang Qi and Xingming Han
4.12(1)	Exclusive Business Cooperation Agreement dated November 5, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Harbin Hongdoushan Science and Technology Development Co., Ltd.
4.13(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang
4.14(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi
4.15(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han
4.16(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang
4.17(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi
4.18(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han

Exhibit No.	Description

4.19(1)	Power of Attorney dated November 5, 2010 - Zhiguo Wang
4.20(1)	Power of Attorney dated November 5, 2010 - Guifang Qi
4.21(1)	Power of Attorney dated November 5, 2010 - Xingming Han
10.1(1)	Cooperation and Development Contract of Yew (taxus) Yinpian dated January 9, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Pharmaceutical Co., Ltd.
10.2(1)	Technology Development Services Agreement dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.3(1)	Technology Development Services Supplementary Agreement dated February 2, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.4+(1)	Labor Contract effective May 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.5+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.6+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.7+(1)	Engagement Agreement dated August 24, 2011 between Yew Bio-Pharm Group, Inc. and CFO On Call Asia, Inc.
10.8(1)	Consulting Agreement dated November 1, 2010 between Yew Bio-Pharm Group, Inc. and Richard Lo
10.9(1)	Joint-Stock Construct Rare Plant Northeast Yew Contract dated March 21, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Wuchang City Forestry Bureau
10.10(1)	Waste Forest Land Transfer Agreement dated March 22, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Chengshan Niu
10.11(1)	Barren Hills and Uncultivated Land Use Right Transfer Agreement dated April 4, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Pingshan Town Government
10.12(1)	Contract for Seedling Land dated March 25, 2005 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Technology Stock Co.
10.13(1)	Contract for the Transfer of Forest Land Use Right and of the Ownership of Timbers dated January 18, 2008 among Harbin Yew Science and Technology Development Co., Ltd., Shukun Jiang and Shubao Jiang
10.14(1)	Yew Planting Seedlings Transfer Contract dated March 4, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.15(1)	Lease Contract dated March 20, 2002 between Harbin Yew Science and Development Technology Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.16(1)	Lease Contract dated December 3, 2008 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.17(1)	Lease Contract dated November 15, 2011 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.18(1)	Lease Contract dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.19+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.20+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.21+(2)	Labor Contract effective May 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.22(3)	Forest Transfer Contract for Fuye Field, Beizhao Village, Hongxing Town, Acheng District
10.23(4)	Founder’s Option dated December 13, 2012 issued to Zhiguo Wang
10.24(4)	Founder’s Option dated December 13, 2012 issued to Guifang Qi
10.25(4)	Founder’s Option dated December 13, 2012 issued to Xingming Han
10.26(5)	Yew Bio-Pharm Group, Inc. 2012 Equity Incentive Plan
10.27(7)	Lease Contract dated July 1, 2012 between Heilongjiang JSJ Bio-Technology Development Co., Ltd. and Zhiguo Wang
10.28(8)	Forest and Land Use Right Acquisition Contract dated November 15, 2013 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Zishan Keji Gufen Limited Company.
21.1*	Subsidiaries of the registrant
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory agreement
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference from the Company’s registration statement on Form 10, filed with the SEC on May 8, 2012.
(2)	Incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form 10/A, filed with the SEC on June 29, 2012.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2012.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012.
(5)	Incorporated by reference from the Company’s Proxy Statement, filed with the SEC on October 24, 2012.
(6)	Incorporated by reference from Amendment No.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 23, 2013.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on April 11, 2013
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

By:	/s/ ZHIGUO WANG
Zhiguo Wang Chief Executive Officer

Date: March 31, 2015

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

Name	Title	Date

/s/ Zhiguo Wang	Chief Executive Officer, President,	March 31, 2015
Zhiguo Wang	Secretary and Chairman of the Board (Principal Executive Officer)

/s/ Zhiguo Wang	Chief Financial Officer	March 31, 2015
Zhiguo Wang	(Principal Accounting Officer)

/s/ Guifang Qi	Treasurer — Yew Bio-Pharm Group, Inc.	March 31, 2015
Guifang Qi	and Director

/s/ Tong Liu	Director	March 31, 2015
Tong Liu

/s/ Hengjiang Pang	Director	March 31,, 2015
Hengjiang Pang

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Yew Bio-Pharm Group, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Yew Bio-Pharm Group, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yew Bio-Pharm Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

March 31, 2015

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$487,940	$1,159,611
Accounts receivable	922,564	418,875
Accounts receivable - related party	340,132	377,821
Inventories	1,443,078	1,089,087
Prepaid expenses - related party	5,787	34,031
Prepaid expenses and other assets	16,791	2,697

Total Current Assets	3,216,292	3,082,122

LONG-TERM ASSETS:
Long-term inventories, net	10,663,545	10,245,146
Property and equipment, net	856,250	1,033,078
Land use rights and yew forest assets, net	20,305,821	20,953,562

Total Long-term Assets	31,825,616	32,231,786

Total Assets	$35,041,908	$35,313,908

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other payables	$84,722	$136,713
Taxes payable	10,547	10,232
Due to related parties	45,040	4,850,637

Total Current Liabilities	140,309	4,997,582

Total Liabilities	140,309	4,997,582

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 52,125,000 shares and
50,000,000 shares issued and outstanding at December 31, 2014 and 2013, respectively)	52,125	50,000
Additional paid-in capital	8,557,656	8,058,165
Retained earnings	20,444,667	16,664,138
Statutory reserves	3,100,766	2,597,118
Accumulated other comprehensive income - foreign currency translation adjustment	2,746,385	2,946,905

Total Shareholders' Equity	34,901,599	30,316,326

Total Liabilities and Shareholders' Equity	$35,041,908	$35,313,908

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013
REVENUES:
Revenues	$5,657,351	$5,889,190
Revenues - related party	2,069,225	1,550,458

Total Revenues	7,726,576	7,439,648

COST OF REVENUES:
Cost of revenues	1,582,980	1,968,682
Cost of revenues - related party	553,617	438,718

Total Cost of Revenues	2,136,597	2,407,400

GROSS PROFIT	5,589,979	5,032,248

OPERATING EXPENSES:
Selling	21,521	23,794
General and administrative	1,282,508	1,110,717

Total Operating Expenses	1,304,029	1,134,511

INCOME FROM OPERATIONS	4,285,950	3,897,737

OTHER INCOME (EXPENSES):
Interest income	179	647
Other income (expense)	(1,952)	1,346

Total Other Income (Expenses)	(1,773)	1,993

NET INCOME	$4,284,177	$3,899,730

COMPREHENSIVE INCOME:
NET INCOME	$4,284,177	$3,899,730
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	(200,520)	966,009

COMPREHENSIVE INCOME	$4,083,657	$4,865,739

NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.08
Diluted	$0.07	$0.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,948,973	50,000,000
Diluted	62,795,716	50,000,000

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2014 and 2013

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income	Shareholders' Equity
Balance, December 31, 2012	50,000,000	$50,000	$10,396,377	$13,182,032	$2,179,494	$1,980,896	$27,788,799

Excess of acquisition price over carrying value of yew forest assets purchased from entities under common control	-	-	(2,338,212)	-	-	-	(2,338,212)

Adjustment to statutory reserve	-	-	-	(417,624)	417,624	-	-

Net income for the year	-	-	-	3,899,730	-	-	3,899,730

Foreign currency translation adjustment	-	-	-	-	-	966,009	966,009

Balance, December 31, 2013	50,000,000	$50,000	$8,058,165	$16,664,138	$2,597,118	$2,946,905	$30,316,326

Issuance of common stock in exchange for professional services	2,125,000	2,125	333,269	-	-	-	335,394
							-
Stock-based compensation	-	-	166,222	-	-	-	166,222
							-
Adjustment to statutory reserve	-	-	-	(503,648)	503,648	-	-
							-
Net income for the year	-	-	-	4,284,177	-	-	4,284,177
							-
Foreign currency translation adjustment	-	-	-	-	-	(200,520)	(200,520)

Balance, December 31, 2014	52,125,000	$52,125	$8,557,656	$20,444,667	$3,100,766	$2,746,385	$34,901,599

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,284,177	$3,899,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172,446	179,857
Amortization of land use rights and yew forest assets	510,363	381,659
Loss on disposal of fixed assets	1,814	349
Stock-based compensation	166,222	-
Issuance of common stock for professional service	335,394	-
Changes in operating assets and liabilities:
Accounts receivable	(506,814)	323,160
Accounts receivable - related party	35,295	(82,282)
Prepaid and other current assets	(14,112)	(2,515)
Prepaid expenses - related party	28,049	27,823
Inventories	(842,558)	(222,738)
Accounts payable	-	(1,008)
Accrued expenses and other payables	(51,393)	(65,466)
Due to related parties	(3,894)	-
Taxes payable	377	4,255

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,115,366	4,442,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property, plant and equipment	5,000	-
Purchase of property, plant and equipment	(8,534)	(299,613)
Purchase of land use rights and yew forest assets	(2,444,139)	(3,393,082)

NET CASH USED IN INVESTING ACTIVITIES	(2,447,673)	(3,692,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	1,220	-
Repayments for related parties advances	-	(210)
Distribution to owners - excess of acquisition price over carrying value of yew forest assets purchased from entities under common control	(2,332,048)	-

NET CASH USED IN FINANCING ACTIVITIES	(2,330,828)	(210)

EFFECT OF EXCHANGE RATE ON CASH	(8,536)	22,871

NET INCREASE (DECREASE) IN CASH	(671,671)	772,791

CASH - Beginning of year	1,159,611	386,821

CASH - End of year	$487,940	$1,159,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Due to related party in connection with purchase of yew forest assets from entity under common control	$-	$2,450,600
Excess of acquisition price over carrying value of yew forest assets purchased from entities under common control	$-	$2,338,212

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

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

Pursuant to the First Restructure, on February 23, 2010, the Company, through JSJ, entered into an Equity Transfer Agreement (collectively, the “First Transfer Agreements”) with each of the Original Shareholders. Pursuant to the First Transfer Agreements, the terms of which are substantially identical to each other, the Original Shareholders transferred all of their respective ownership in HDS to JSJ for an aggregate RMB45,000,000, which represents the amount of the then registered capital of HDS. As a result of this transaction, HDS became a wholly-owned subsidiary of JSJ. At February 23, 2010, the Company did not have working capital to pay the Original Shareholders this amount and, accordingly, the Company recorded this amount as a liability owed to the Original Shareholders. JSJ and the Original Shareholders also entered into a Supplemental Agreement dated February 26, 2010 (the “First Supplemental Agreement”), pursuant to which JSJ had the right to put the shares of HDS back to the Original Shareholders for the original purchase price of an aggregate RMB45,000,000, in the event that the transaction did not close or PRC governmental approval was not received, within six months following the execution of the First Transfer Agreements.

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

In October 2010, the Company determined, in consultation with its professional advisors, that the First Restructure did not meet certain technical PRC legal requirements and that the Company would need to be further reorganized (the “Second Restructure”). Accordingly, on October 28, 2010, JSJ and each of the HDS Shareholders entered into new Equity Transfer Agreement (collectively, the “Second Transfer Agreements”), the terms of which are substantially identical to each other, pursuant to which 100% of the common stock of HDS was transferred by JSJ back to the HDS Shareholders for aggregate consideration of RMB45,000,000. Since the consideration of RMB45,000,000 due to the HDS Shareholders in the First Restructure had not yet been paid, pursuant to a Supplemental Agreement to the Second Equity Transfer Agreements dated February 16, 2011, the aggregate RMB45,000,000 amount payable by the HDS Shareholders to JSJ for the return of their HDS common stock in respect of the Second Restructure, was offset against JSJ’s liability to the HDS Shareholders in the same aggregate amount in respect of the First Transfer Agreements, which amount had not yet been paid by JSJ.

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

As of December 31, 2014, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (HYF), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company's entrance into the organic food and functional beverage market. HYF did not have any operation for the year ended December 31, 2014.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; (3) manufacturing and selling furniture and handicrafts made of yew tree timber; and (4) selling (“wood ear mushroom”) as finished goods. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2014 and 2013, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

	December 31, 2014	December 31, 2013
Assets
Cash	$446,554	$1,146,546
Accounts receivable	922,564	418,875
Accounts receivable – related party	340,132	377,821
Inventories (current and long-term), net	12,106,623	11,334,233
Prepaid expenses and other assets	5,363	2,388
Prepaid expenses - related parties	6,600	33,213
Property and equipment, net	814,676	966,148
Land use rights and yew forest assets, net	20,305,822	20,953,562
Total assets of VIE	$34,948,334	$35,232,786
Liabilities
Accrued expenses and other payables	$54,265	$16,294
Taxes payable	8,104	9,924
Due to VIE holding companies	1,417,851	1,703,324
Due to related parties	2,958	4,804,661
Total liabilities of VIE	$1,483,178	$6,534,203

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial statements of YBP, its subsidiaries and operating VIE, in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings and potted yew trees; and the manufacture of yew tree wood handicrafts

Harbin Yew Food Co., Ltd ("HYF")	PRC November 4, 2014	RMB100,000(1)	100%	Sales of wood ear mushroom

(1) Harbin Yew Food Co. Ltd did not pay the registered capital as of December 31, 2014.

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

Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United State of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the allowance for obsolete inventory, the classification of short and long-term inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, write-down in value of inventory and the valuation of stock-based compensation.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts receivable – related parties, inventories, prepaid expenses and other assets, prepaid expenses – related parties, accounts payable, accrued expenses and other payables, taxes payable, refundable common stock subscription and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013.

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

At December 31, 2014 and 2013, the Company’s cash balances by geographic area were as follows:

	December 31, 2014		December 31, 2013
Country:
United States	$37,354	7.7%	$8,779	0.8%
China	450,586	92.3%	1,150,832	99.2%
Total cash and cash equivalents	$487,940	100.0%	$1,159,611	100.0%

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2014 and 2013, the Company has not established, based on a review of its outstanding balances, an allowance for doubtful accounts.

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

To estimate the amount of slow-moving or obsolete inventories, the Company analyzes movement of its products, monitors competing products and technologies and evaluates acceptance of its products. Periodically, the Company identifies inventories that cannot be sold at all or can only be sold at deeply discounted prices. An allowance will be established if management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the carrying cost and the market value.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For years ended December 31, 2014 and 2013, the Company did not record any impairment charges on long-lived assets.

Revenue recognition

The Company generates its revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew craft products, and sales of wood ear mushroom. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying Consolidated Statements of Income and Comprehensive Income. The Company did not incur any advertising expense for the years ended December 31, 2014 and 2013.

Shipping costs

Shipping costs are expensed as incurred and included in selling expenses and amount to $91 and $365 for the years ended December 31, 2014 and 2013, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of salaries paid for the development and improvement of the Company’s products. Research and development costs of the years ended December 31, 2014 and 2013 were $53,542 and $23,134, respectively, and are included in general and administrative expenses.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, and the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income (loss) for the years ended December 31, 2014 and 2013 amounted to $(200,520) and $966,009, respectively.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements are as follows:

	2014	2013
Exchange rate on balance sheet dates:
USD : RMB exchange rate	6.1535	6.1140

Average exchange rate for the year
USD : RMB exchange rate	6.14821	6.19817

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

Comprehensive income

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2014 and 2013 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended December 31, 2014, the Company operated in four reportable business segments: (1) the yew tree segment - the cultivation and sale of yew seedlings, yew trees and potted yew trees, (2) the traditional Chinese medicine (“TCM raw materials”) segment - the production and sale of raw materials used for medicinal application in the pharmaceutical industry, (3) the handicrafts segment - the manufacture and sale of furniture and handicrafts made of yew timber, and (4) the wood ear mushroom segment – the sale of wood ear mushroom.

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

Collaborative arrangement

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau (see Note 16), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80%. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2014 and 2013, the Company has not generated any revenues or activity from this collaborative agreement.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities. 2. Eliminate the presumption that a general partner should consolidate a limited partnership. 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The ASU will be effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 4 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings, and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2014 and 2013, inventories consisted of the following:

	December 31, 2014			December 31, 2013
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$120,478	$2,798,489	$2,918,967	$416,519	$2,608,829	$3,025,348
Work-in-process	-	256,227	256,227	17,446	-	17,446
Finished goods - handicrafts	-	805,438	805,438	197,842	653,785	851,627
Yew seedlings	657,836	3,908,854	4,566,690	457,280	6,982,532	7,439,812
Other trees	664,763	2,980,719	3,645,482	-	-	-
Total	1,443,078	10,749,727	12,192,805	1,089,087	10,245,146	11,334,233
Reserve for impairment - handicrafts	-	(86,182)	(86,182)	-	-	-
Inventories, net	$1,443,078	$10,663,545	$12,106,623	$1,089,087	$10,245,146	$11,334,233

The Company recorded reserve for impairment of slow-moving and obsolete inventories in the amount of $86,182 and nil for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Buildings and building improvements	$712,861	$651,716
Machinery and equipment	502,469	538,648
Office equipment	45,341	48,163
Leasehold improvement	-	54,926
Motor vehicles	632,356	659,544
Construction in progress	-	65,751
	1,893,027	2,018,748
Less: accumulated depreciation	(1,036,777)	(985,670)
Total property and equipment, net	$856,250	$1,033,078

For the years ended December 31, 2014 and 2013, depreciation expenses amounted to $172,446 and $179,857, respectively.

NOTE 6 – LAND USE RIGHTS AND YEW FOREST ASSETS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

Yew trees on land containing yew tree forests will be used to supply raw materials such as branches and leaves that will be used by the Company’s customers for production of TCM. The Company amortizes land use rights based on their terms and amortizes yew forest assets over the term of the respective land use rights or expected useful lives. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues. For the years ended December 31, 2014 and 2013, amortization expense amounted to $510,363 and $381,659, respectively.

As of December 31, 2014, land use rights and yew forest assets consisted of the following:

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

On November 15, 2013, HDS entered into a Forest and Land Use Right Acquisition Contract with Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”) to acquire the yew tree forests and land use right of underlying land located at Wuchang Pingfangdian Forestry Centre in Heilongjiang Province, PRC. The acquisition is treated as a transaction between entities under common control. See Note 9 (c) for more details.

At December 31, 2014 and 2013, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2014	December 31, 2013
Land use rights and yew forest assets	16-50 years	$21,949,557	$22,094,697
Less: accumulated amortization		(1,643,736)	(1,141,135)
Land use rights and yew forest assets, net		$20,305,821	$20,953,562

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ended December 31:	Amount
2015	$510,364
2016	510,364
2017	510,364
2018	510,364
2019	510,364
2020 and thereafter	17,754,001
Total	$20,305,821

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

At December 31, 2014 and 2013, accrued expenses and other payables consisted of the following:

	December 31, 2014	December 31, 2013
Accrued wage	$29,427	$17,821
Other	55,295	118,892
Total	$84,722	$136,713

NOTE 8 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of December 31, 2014 and 2013.

The Company’s subsidiaries and VIE, JSJ, HYF and HDS, respectively, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with an exception of handicrafts sold, which is not within the scope of agricultural area. JSJ is a holding company and subject to regular corporate income tax rate of 25%, and has no operation profit for tax liabilities. HYF did not have any operation for the year ended December 31, 2014.

Income before income tax expenses of $5,025,996 and $4,160,396 for the years ended December 31, 2014 and 2013, respectively, was attributed to subsidiaries and VIE with operations in China. HDS, JSJ and HYF recorded no income tax expense for the years ended December 31, 2014 and 2013 due to the fact that HDS has been granted a tax exemption and has loss carry-forwards from previous years to offset income tax liability generated for handicraft sales JSJ has been incurring net losses and HYF did not have any operation for the year ended December 31, 2014.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013
Tax exemption effect	$1,249,618	$1,035,909
Tax reduction due to loss carry-forwards	9,501	8,152
Loss not subject to income tax	(2,620)	(3,962)
Basic net income per share effect	$(0.02)	$(0.02)
Diluted net income per share effect	$(0.02)	$(0.02)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(25)%	(25)%
Total provision for income taxes	-	-

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment and wood ear mushroom segment, which only represent a small portion of net revenues.

The Company has incurred net operating loss for income tax purposes for the years ended December 31, 2014 and 2013. The net operating loss carry-forwards for U.S. income tax purposes amounted to $4,000,246 and $3,258,426 at December 31, 2014 and 2013, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2034. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at December 31, 2014 and 2013. The valuation allowance at December 31, 2014 and 2013 was $1,360,084 and $1,107,865, respectively. The net change in the valuation allowance was an increase of $252,219 and $88,626 during the years ended December 31, 2014 and 2013, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2014 and 2013, are as follows:

	December 31, 2014	December 31, 2013
U.S. tax benefit of net operating loss carry forward	$1,360,084	$1,107,865
Valuation allowance	(1,360,084)	(1,107,865)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $24.7 million and $20.1 million as of December 31, 2014 and 2013, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2014 and 2013.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. Since 875,000 shares were issued on July 22, 2014 and were non-forfeitable, the Company determined the fair value of these shares to be $131,250 using the stock price on July 22, 2014 and fully expensed the amount upon the issuance of shares. For the year ended December 31, 2014, a total of $147,894 was expensed under the SPA.

On July 22, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant for a period of three years. Pursuant to the Agreement, the Company agreed to issue to the consultant 1,250,000 shares of its Rule 144 restricted common stock for the service period. The consultant will provide financing and certain consultation services to the Company. The fair value of these common shares was determined to be $187,500 and was fully recognized upon the share issuance.

A total of $335,394 was recognized as the fair value of the service received from the third-party service providers for the year ended December 31, 2014.

(b) Stock Options

On July 18, 2014, the Company’s board of directors in lieu of an established compensation committee granted options pursuant to the Corporation’s 2012 Equity Incentive Plan to two directors and one of its employees (the “Optionees I”). Within the stock option agreement, each of the Optionees I was issued 200,000 shares of common stock of the Company at an exercise price of $0.20 per share. The option has a term of four years and expires on August 1, 2018 from August 1, 2014, vesting commencement date. The options vest over a three-year time period from August 1, 2014, and 30%, 35%, and 35% of the total shares granted shall vest and become exercisable 12, 24, and 36 months after the initial vesting commencement date.

On November 18, 2014, the Company’s board of directors in lieu of an established compensation committee granted options pursuant to the Corporation’s 2012 Equity Incentive Plan to the Company’s employees (the “Optionees II”). Within the stock option agreement, each of the Optionees II was issued shares of common stock of the Company at an exercise price of $0.23 per share. There are three types of term for the subject stock options granted. (1) The option has a term of four years starting from November 18, 2014, the vesting commencement date, and expires on November 18, 2018. The options vest over a three-year time period from November 18, 2014, and 30%, 35%, and 35% of the total shares granted shall vest and become exercisable 12, 24, and 36 months after the initial vesting commencement date. (2) The option has a term of two years starting from November 18, 2014, the vesting commencement date, and expires on November 18, 2016. The options vest over a one-year time period from November 18, 2014, and 100% of the total shares granted shall vest and become exercisable 12 months after the initial vesting commencement date. (3) The option has a term of three years starting from November 18, 2014, the vesting commencement date, and expires on November 18, 2017. The options vest over a two-year time period, and 50% and the remaining 50% of the total shares shall vest and become exercisable 12 and 24 months respectively after the initial vesting commencement date.

The fair value of the Company’s option as of the date of grant for the years ended December 31, 2014 and 2013 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
HengJiang Pang	3.025	202%	0.97	-	36,906
Tong Liu	3.025	202%	0.97	-	36,906
Xuehai Wu	3.025	202%	0.97	-	36,906
Lifan Liu	1.5	212%	0.14	-	38,873
Weiran Lu	1.5	212%	0.14	-	38,873
Junzhong Wu	1.5	212%	0.14	-	19,437
Guobin Zhou	1.5	212%	0.14	-	19,437
Binbin Lou	1.5	212%	0.14	-	38,873
Wei Zhang	1.5	212%	0.14	-	38,873
Songshan Zhang	1.5	212%	0.14	-	38,873
Bingtao Li	1.5	212%	0.14	-	19,437
Jianyi Yang	1.5	212%	0.14	-	23,324
Jing Wang	1.5	212%	0.14	-	19,437
Yunli Pei	1.5	212%	0.14	-	38,873
Chunmei Xu	1.5	212%	0.14	-	19,437
Donghui Zhao	1.5	212%	0.14	-	19,437
Xiefeng Liu	2.25	212%	0.53	-	20,734
Lixin Liu	2.25	212%	0.53	-	16,587
Jie Zhang	2.25	212%	0.53	-	41,468
Jilong Yin	2.25	212%	0.53	-	20,734
Long Deng	2.25	212%	0.53	-	20,734
Shiyi Li	3.025	212%	0.96	-	12,886
Xingli Han	3.025	212%	0.96	-	51,542
Yang Jiang	3.025	212%	0.96	-	12,886
Chao Liu	3.025	212%	0.96	-	21,476
Jiaqi Lv	3.025	212%	0.96	-	21,476
Shouhua Zhang	3.025	212%	0.96	-	25,771
Lianfa Sun	3.025	212%	0.96	-	17,181
Jinsong Lv	3.025	212%	0.96	-	17,181
Anna Tang	3.025	212%	0.96	-	12,886
Hong Li	3.025	212%	0.96	-	17,181
Siyuan Wang	3.025	212%	0.96	-	150,332
Xingming Han	3.025	212%	0.96	-	150,332
Yicheng Wang	3.025	212%	0.96	-	150,332
Yuqi Mao	3.025	212%	0.96	-	150,332
Jimin Lu	3.025	212%	0.96	-	12,886
Jinguo Wang	3.025	212%	0.96	-	17,181
Xue Wang	3.025	212%	0.96	-	21,476
Ping Qi	3.025	212%	0.96	-	21,476
Weihong Zhang	3.025	212%	0.96	-	21,476
Hongrun Wang	3.025	212%	0.96	-	21,476
Zhiling Wang	3.025	212%	0.96	-	30,066
Zhigang Wang	3.025	212%	0.96	-	30,066
Zhimin Wang	3.025	212%	0.96	-	30,066
Kaiming Guo	3.025	212%	0.96	-	12,886
Tinghua Xu	3.025	212%	0.96	-	12,886
Shaoming Geng	3.025	212%	0.96	-	17,181
Jing Sun	3.025	212%	0.96	-	17,181
Fengping Dong	3.025	212%	0.96	-	17,181

Stock option activities for the years ended December 31, 2014 and 2013 are summarized in the following table. None of the options issued during the year ended December 31, 2014 were vested as of the balance sheet date.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of year	22,805,512	$0.22	22,805,512	$0.22
Issued	4,400,000	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of year	27,205,512	$0.26	22,805,512	$0.22
Options exercisable at end of year	22,805,512	$0.22	22,805,512	$0.22

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at December 31, 2014:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.20-0.23	27,205,512	3.01	$0.26	22,805,512	$0.22

The aggregate intrinsic value amounted to $2,150,441 and $1,824,441 for outstanding stock options and exercisable stock options, respectively, which is based upon the Company’s closing stock price of $0.3 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their option awards as of that date.  Stock option expense recognized during the year ended December 31, 2014 amounted to $166,222.

There were no stock warrants issued, terminated/forfeited and exercised during the year ended December 31, 2014.

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

Payments made by the Company under the Wuchang Pingfangdian Forestry Centre Contract total RMB47.2 million (approximately $7.7 million), payable as follows:

● RMB21.2 million (approximately $3.5 million) on or before December 31, 2013.

● RMB26.0 million (approximately $4.3 million) on or before May 31, 2015.

Since the assets purchase occurred between entities under common control, HDS recorded the assets received at historical carrying costs recorded by ZTC. The difference of $2,338,212 between the actual contract price and carrying costs is reflected as a reduction of shareholders’ equity (Additional paid-in capital). As of December 31, 2013, the assets purchased were transferred to HDS, and the amount due to ZTC is approximately $4.8 million. This amount was paid in full as of December 31, 2014.

NOTE 10 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Net income available to common stockholders for basic and diluted net income per share of common stock	$4,284,177	$3,899,730
Weighted average common stock outstanding – basic	50,948,973	50,000,000
Effect of dilutive securities:
Non-vested restricted common stock	41,757	-
Stock options issued to directors/officers/employees	11,804,986	-
Weighted average common stock outstanding – diluted	62,795,716	50,000,000
Net income per common share – basic	$0.08	$0.08
Net income per common share – diluted	$0.07	$0.08

NOTE 11 –  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the years ended December 31, 2014 and 2013, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Years Ended December 31,
Customer	2014	2013
A (Yew Pharmaceutical, a related party)	26.78%	20.84%
B	16.18%	* %
C	* %	17.23%

* Less than 10%

The three largest customers accounted for 36% and 68% of the Company’s total outstanding accounts receivable at December 31, 2014 and 2013, respectively, of which Heilongjiang Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 27% and 47% of total outstanding accounts receivable, respectively.

Suppliers

For the years ended December 31, 2014 and 2013, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Years Ended December 31,
Supplier	2014	2013
A	19%	*	%
B	15%	*	%
C	* %	98%

The two largest suppliers accounted for 34% of the Company’s total purchase for the year ended December 31, 2014 and the Company did not have any accounts payable with these suppliers at December 31, 2014.

For the year ended December 31, 2013, the Company did not make any significant purchases. For year ended December 31, 2013, one supplier accounted for 98% of the Company’s purchases and the Company did not have any accounts payable with this supplier at December 31, 2013.

NOTE 12 – RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”)	18% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., 39% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 31% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 12% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Cooperation and Development Agreement and Revenues from Related Party

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products.

For the years ended December 31, 2014 and 2013, total sales to Yew Pharmaceutical under the above agreement amounted to $2,069,225 and $1,550,458, respectively.

At December 31, 2014 and 2013, the Company had $340,132 and $377,821 accounts receivable from Yew Pharmaceutical, respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2014 and 2013, rent expense related to the ZTC Lease amounted to $26,422 and $26,209, respectively. At December 31, 2014 and 2013, prepaid rent to ZTC amounted to $6,600 and $33,212 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2014 and 2013, rent expense related to the Office Lease amounted to $2,440 and $2,420, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the years ended December 31, 2014 and 2013, rent expense related to the JSJ Lease amounted to $1,626 and $1,613, respectively. At December 31, 2014, rent payable to Mr. Wang amounted to $813, which was included in other payable - related parties on the accompanying consolidated balance sheet. At December 31, 2013, prepaid rent to Mr. Wang amounted to $819, which was included in prepaid expenses - related parties on the accompanying consolidated balance sheet.

The principal executive offices of YBP are located at 294 Powerbilt Avenue, Las Vegas, Nevada, a property owned by the Company’s President, Zhiguo Wang, which he provides rent-free to the Company. However, the Company pays utilities, property insurance, real estate tax, association dues and certain other expenses on the property to third parties, which, in the years ended December 31, 2014 and 2013, aggregated approximately $16,078 and $10,336, respectively. The space provided by Mr. Wang to be used as principal executive offices is less than 500 square feet and a significant portion of the property is used by Mr. Wang for his personal use. The Company estimates that the market value of a gross and full service lease for an equivalent executive office rent in the same geographic area is approximately $800 to $1,000 per month. The landlord of a gross and full service lease typically would be responsible for paying utilities, property tax and insurance and other expenses associated with maintaining the property. However, the Company pays these expenses, as well as association dues, on behalf of Mr. Wang to third parties in lieu of making rent payments. The Company believes that the difference between the annual market rent for the space used by the Company and the amount the Company paid to third parties for expenses related to the property is not material.

At December 31, 2014 and 2013, the total prepaid rent for the above operating leases with related parties amounted to $5,787 and $34,031, respectively, which amount was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

Future minimum rental payments required under the related parties operating lease are as follows:

Years Ended December 31:
2015	$135,365
2016	2,440
2017	2,440
2018	2,440
2019	2,440
Thereafter	410,973
Total	$556,098

Loan Made to a Related Party

On January 15, 2014, the Company entered into a loan agreement with Yew Pharmaceutical pursuant to which, the Company agreed to lend Yew Pharmaceutical RMB360,000 ($58,400). The proceeds of the loan would be utilized by Yew Pharmaceutical to purchase inspection machinery and equipment. Under the agreement, Yew Pharmaceutical, upon its final inspection of machinery and equipment, had four months to pay off the entire loan to the Company. The duration of the loan agreement started from January 15, 2014 through May 15, 2014. As of December 31, 2014, the loan was paid in full by Yew Pharmaceutical.

Due to Related Parties

The Company’s officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. The due to related parties amount at December 31, 2014 and 2013 was as follows:

Name of related parties	December 31, 2014	December 31, 2013
Zhiguo Wang and other shareholders	$45,040	$47,726
ZTC	-	4,802,911
Total	$45,040	$4,850,637

Amount due to ZTC was incurred in connection with acquisition of yew tree forests and land use right of underlying land. The acquisition was treated as a transaction between entities under common control. See Note 9 (c) for more details.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of December 31, 2014, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2014 and 2013, the Company appropriated to the statutory surplus reserve in the amount of $503,648 and $417,624, respectively. The accumulated balance of the statutory reserve of the Company as of December 31, 2014 and 2013 was $3,100,766 and $2,597,118, respectively.

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

For the years ended December 31, 2014 and 2013, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2014 and 2013 was as follows:

	For the Years Ended, December 31,
	2014	2013
Revenues:
TCM raw materials	$4,043,290	$4,170,748
Yew trees	3,208,643	3,011,728
Handicrafts	173,412	257,172
Wood ear mushroom	301,231	-
	$7,726,576	$7,439,648
Cost of revenues:
TCM raw materials	$726,988	$1,117,407
Yew trees	1,004,371	1,097,140
Handicrafts	152,794	192,523
Wood ear mushroom	252,444	-
	$2,136,597	$2,407,400
Depreciation and amortization:
TCM raw materials	$491,838	$370,564
Yew trees	65,221	24,586
Handicrafts	23,761	22,900
Wood ear mushroom	-	-
Other	101,989	143,466
	$682,809	$561,516
Net income (loss):
TCM raw materials	$3,316,304	$3,053,341
Yew trees	2,204,272	1,914,257
Handicrafts	109,029	64,649
Wood ear mushroom	48,787	-
Other	(1,394,215)	(1,132,515)
	$4,284,177	$3,899,732

	December 31, 2014
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Other	Total
Identifiable long-lived assets, net	$19,973,775	$915,551	$63,319	$-	$209,246	$21,162,071

	December 31, 2013
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Other	Total
Identifiable long-lived assets, net	$20,953,562	$632,583	$94,124	$-	$306,371	$21,986,640

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leased office space in the A’cheng district in Harbin (the “A’cheng Lease”) on March 20, 2002. The A’cheng Lease is for a term of 23 years and expires on March 19, 2025. Pursuant to the A’cheng Lease, lease payment shall be made as follows:

Period	Annual lease amount	Payment due date
March 2002 to February 2012	RMB 25,000	Before December 2012
March 2012 to February 2017	RMB 25,000	Before December 2017
March 2017 to March 2025	RMB 25,000	Before December 2025

For the years ended December 31, 2014 and 2013, rent expense related to the A’cheng Lease amounted $3,889 and $3,858, respectively.

Future minimum rental payments required under the A’cheng Lease are as follows:

Years Ended December 31:
2015	$-
2016	-
2017	20,331
2018	-
2019	-
Thereafter	28,464
Total	$48,795

See Note 12 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the years ended December 31, 2014 and 2013, the Company made sales of $409,875 and $1,281,928, respectively, under the Seedling Agreement.

NOTE 16 – JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the years ended December 31, 2014 and 2013, the Company has not generated any revenues or activity on this land.

