Form 10-Q
period 2015-03-31
Yew Bio-Pharm Group, Inc.
filed 2015-05-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-54701

YEW BIO-PHARM GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1579105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9460 Telstar Avenue, Suite 6

El Monte, California 91731

 (Address of principal executive offices) (Zip Code)

(626) 401-9588

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

As of May 14, 2015, there were 52,125,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2015

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 16 of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities & Exchange Commission (“SEC”) on March 31, 2015.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$129,702	$487,940
Accounts receivable	2,014,607	922,564
Accounts receivable - related party	1,214,172	340,132
Inventories	2,700,809	1,443,078
Prepaid expenses - related party	-	5,787
Prepaid expenses and other assets	39,208	16,791

Total Current Assets	6,098,498	3,216,292

LONG-TERM ASSETS:
Long-term inventories, net	10,869,884	10,663,545
Property and equipment, net	828,654	856,250
Land use rights and yew forest assets, net	20,070,176	20,305,821

Total Long-term Assets	31,768,714	31,825,616

Total Assets	$37,867,212	$35,041,908

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,217,282	$-
Accrued expenses and other payables	134,779	84,722
Taxes payable	47,784	10,547
Due to related parties	46,903	45,040

Total Current Liabilities	1,446,748	140,309

Total Liabilities	1,446,748	140,309

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 52,125,000 shares issued and outstanding at March 31, 2015 and December 31, 2014)	52,125	52,125
Additional paid-in capital	8,860,278	8,557,656
Retained earnings	21,269,775	20,444,667
Statutory reserves	3,234,048	3,100,766
Accumulated other comprehensive income - foreign currency translation adjustment	3,004,238	2,746,385

Total Shareholders' Equity	36,420,464	34,901,599

Total Liabilities and Shareholders' Equity	$37,867,212	$35,041,908

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
REVENUES:
Revenues	$1,534,654	$1,613,718
Revenues - related party	1,107,801	454,259

Total Revenues	2,642,455	2,067,977

COST OF REVENUES:
Cost of revenues	374,045	414,616
Cost of revenues - related party	796,924	113,118

Total Cost of Revenues	1,170,969	527,734

GROSS PROFIT	1,471,486	1,540,243

OPERATING EXPENSES:
Selling	4,688	1,760
General and administrative	467,378	163,494

Total Operating Expenses	472,066	165,254

INCOME FROM OPERATIONS	999,420	1,374,989

OTHER INCOME:
Interest income	125	236
Other income (expense)	(16)	16

Total Other Income	109	252

NET INCOME BEFORE INCOME TAXES	999,529	1,375,241
PROVISION FOR INCOME TAXES	(41,139)	-
NET INCOME	$958,390	$1,375,241

COMPREHENSIVE INCOME:
NET INCOME	$958,390	$1,375,241
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation gain (loss)	257,853	(257,968)

COMPREHENSIVE INCOME	$1,216,243	$1,117,273

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.03
Diluted	$0.02	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,125,000	50,000,000
Diluted	58,225,591	68,118,682

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$958,390	$1,375,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37,984	46,408
Stock-based compensation	294,239	-
Stock issued for professional services	8,383	-
Amortization of land use rights and yew forest assets	127,686	128,546
Gain on disposal of property and equipment	-	(2,142)
Changes in operating assets and liabilities:
Accounts receivable	(1,080,615)	(1,432,302)
Accounts receivable - related party	(867,776)	35,949
Prepaid expenses and other current assets	(22,281)	(14,005)
Prepaid expenses - related party	5,804	-
Due from related parties	-	7,045
Inventories	(1,119,041)	264,439
Accounts payable	1,214,805	-
Accrued expenses and other payables	49,426	15,148
Taxes payable	37,016	(8,320)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(355,980)	416,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	5,000
Loan made to related parties	-	(58,825)
Purchase of property and equipment	(4,617)	-

NET CASH USED IN INVESTING ACTIVITIES	(4,617)	(53,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	1,834	-
Repayments for related party advances	-	(1,420,521)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,834	(1,420,521)

EFFECT OF EXCHANGE RATE ON CASH	525	(1,768)

NET DECREASE IN CASH	(358,238)	(1,060,107)

CASH - beginning of period	487,940	1,159,611

CASH - end of period	$129,702	$99,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Reclassification of yew forest assets to inventories	$253,872	$610,193

See notes to unaudited consolidated financial statements

 YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2015, and the results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014, have been made.

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

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings and potted yew trees; manufacture of yew tree wood handicrafts; and sales of wood ear mushroom

Harbin Yew Food Co., Ltd ("HYF")	PRC November 4, 2014	RMB100,000(1)	100%	Sales of wood ear mushroom

(1) Harbin Yew Food Co. Ltd did not pay the registered capital as of March 31, 2015.

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

As of March 31, 2015, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’ operations.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; (3) manufacturing and selling furniture and handicrafts made of yew tree timber; and (4) selling wood ear mushroom as finished goods. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2015 and December 31, 2014, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE are as follows:

	March 31, 2015	December 31, 2014
Assets
Cash	$107,402	$446,554
Accounts receivable	2,014,607	922,564
Accounts receivable – related party	1,214,172	340,132
Inventories (current and long-term), net	12,922,693	12,106,623
Prepaid expenses and other assets	27,942	5,363
Prepaid expenses - related party	-	6,600
Property and equipment, net	786,544	814,676
Land use rights and yew forest assets, net	20,070,176	20,305,822
Total assets of VIE	$37,143,536	$34,948,334
Liabilities
Accounts payable	$569,282	$-
Accrued expenses and other payables	677,623	54,265
Taxes payable	45,478	8,104
Due to VIE holding companies	1,359,297	1,417,851
Due to related parties	3,593	2,958
Total liabilities of VIE	$2,085,992	$1,483,178

The assets and liabilities in the table above are held in HDS, the VIE. The creditors of HDS have legal recourse only to the assets of HDS and do not have such recourse to the Company. In addition, HDS’ assets are generally restricted only to pay such liabilities. Thus, the Company’s maximum legal exposure to loss related to the VIE is significantly less than the carrying value of the HDS’ assets due to outstanding intercompany liabilities. Restricted net assets of the VIE shall mean that amount of our proportionate share of net assets of HDS (after intercompany eliminations) which as of the end of the most recent fiscal year and most recent reporting balance sheet date may not be transferred to the parent company by the VIE in the form of loans, advances or cash dividends without the consent of a third party (e.g. lender, regulatory agency, foreign government).

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31, 2015			December 31, 2014
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$86,390	$2,818,828	$2,905,218	$120,478	$2,798,489	$2,918,967
Work-in-process	-	-	-	-	256,227	256,227
Finished goods	782,934	753,319	1,536,253	-	805,438	805,438
Yew seedlings and other trees	1,831,485	7,382,961	9,214,446	1,322,600	6,889,573	8,212,173
Total	2,700,809	10,955,108	13,655,917	1,443,078	10,749,727	12,192,805
Reserve for impairment - handicrafts	-	(85,224)	(85,224)	-	(86,182)	(86,182)
Inventories, net	$2,700,809	$10,869,884	$13,570,693	$1,443,078	$10,663,545	$12,106,623

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of March 31, 2015 and December 31, 2014.

The Company’s subsidiaries and VIE, JSJ, HYF and HDS, respectively, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with an exception of handicrafts and wood ear mushroom sold. JSJ is a holding company and subject to regular corporate income tax rate of 25%, and has no operation profit for tax liabilities. HYF did not have any operation for the three months ended March 31, 2015.

Income before income tax expenses of $999,529 and $1,375,241 for the three months ended March 31, 2015 and 2014, respectively, was attributed to subsidiaries and VIE with operations in China. JSJ and HYF recorded no income tax expense for the three months ended March 31, 2015 and 2014 due to the fact that JSJ has been incurring net losses and HYF did not have any operation since its establishment. HDS recorded income tax expense of $41,139 and zero for the three months ended March 31, 2015 and 2014, respectively.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Tax exemption effect	$292,331	$350,294
Tax reduction due to loss carry-forwards	2,355	3,021
Loss not subject to income tax	(378)	(832)
Basic net income per share effect	$(0.01)	$(0.01)
Diluted net income per share effect	$(0.01)	$(0.01)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(22)%	(25)%
Others	1%	-
Total effective income tax rate	4%	-

The deferred income tax assets or liabilities calculated pursuant to the EIT are not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments.

The Company incurred net operating losses for U.S. income tax purposes for the three months ended March 31, 2015 and 2014. The net operating loss carry-forwards for U.S. income tax purposes amounted to $3,641,823 and $3,293,117 at March 31, 2015 and 2014, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at March 31, 2015 and 2014. The valuation allowance at March 31, 2015 and 2014 was $1,238,220 and $1,119,660, respectively. The net change in the valuation allowance was a decrease of $121,864 and an increase of $11,795 during the three months ended March 31, 2015 and 2014, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of March 31, 2015 and 2014, are as follows:

	March 31, 2015	March 31, 2014
U.S. tax benefit of net operating loss carry forward	$1,238,220	$1,119,660
Valuation allowance	(1,238,220)	(1,119,660)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $25.9 million and $24.7 million as of March 31, 2015 and December 31, 2014, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. For the three months ended March 31, 2015, a total of $8,383 was expensed under the SPA.

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

There were no stock options issued, terminated/forfeited and exercised during the three months ended March 31, 2015.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at March 31, 2015:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Exercise Price
$0.20-0.23	27,205,512	2.77	$0.26	22,805,512	$0.22

The aggregate intrinsic value amounted to $1,878,386 and $1,596,386 for outstanding stock options and exercisable stock options, respectively, which is based upon the Company’s closing stock price of $0.29 as of March 31, 2015, which would have been received by the option holders had all option holders exercised their option awards as of that date.  Stock option expense recognized during the three months ended March 31, 2015 amounted to $294,239.

NOTE 6 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Net income available to common stockholders for basic and diluted net income per share of common stock	$958,390	$1,375,241
Weighted average common stock outstanding – basic	52,125,000	50,000,000
Effect of dilutive securities:
Non-vested restricted common stock	58,877	-
Stock options issued to directors/officers/employees	6,041,714	18,118,682
Weighted average common stock outstanding – diluted	58,225,591	68,118,682
Net income per common share – basic	$0.02	$0.03
Net income per common share – diluted	$0.02	$0.02

NOTE 7 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three months ended March 31, 2015 and 2014, customers accounting for 10% or more of the Company’s revenue are as follows:

	For the Three Months Ended March 31,
Customer	2015		2014
A (Yew Pharmaceutical, a related party)	41.92%		21.97%
B	*	%	*	%
C	*	%	*	%

* Less than 10%

The three largest customers accounted for 49% and 36% of the Company’s total outstanding accounts receivable at March 31, 2015 and December 31, 2014, respectively, of which Heilongjiang Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 38% and 27% of total outstanding accounts receivable, respectively.

Suppliers

For the three months ended March 31, 2015 and 2014, suppliers accounting for 10% or more of the Company’s purchase are as follows:

	For the Three Months Ended March 31,
Supplier	2015	2014
A	25%	*	%
B	20%	*	%
C	10%	*	%

The three largest suppliers accounted for 55% of the Company’s total purchase for the three months ended March 31, 2015 and these suppliers accounted for 15% of total accounts payable at March 31, 2015. The ending balance of accounts payable was zero at December 31, 2014.

For the three months ended March 31, 2014, the Company did not make any significant purchases.

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

Cooperation and Development Agreement and Revenues from Related Party

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB1,000,000 (approximately $158,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products.

For the three months ended March 31, 2015 and 2014, total sales to Yew Pharmaceutical under the above agreement amounted to $1,107,801 and $454,259, respectively.

At March 31, 2015 and December 31, 2014, the Company had $1,214,172 and $340,132 accounts receivable from Yew Pharmaceutical, respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company was required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended March 31, 2015 and 2014, rent expense related to the ZTC Lease amounted to $6,619 and $6,636, respectively. At March 31, 2015 and December 31, 2014, prepaid rent to ZTC amounted to $nil and $6,600 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended March 31, 2015 and 2014, rent expense related to the Office Lease amounted to $611 and $613, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. For the three months ended March 31, 2015 and 2014, rent expense related to the JSJ Lease amounted to $407 and $409, respectively.

On February 1, 2015, the Company entered into a lease for office and warehouse space with The Realty Associates Fund VIII, L.P. (the “Warehouse Lease”) in Delaware. Pursuant to the Warehouse Lease, YBP leases 3,706 square feet of office and warehouse for a period of thirty six months. Monthly rent payments including operating expenses under the Warehouse Lease are approximately $3,400. The lease expires on January 31, 2018. For the three months ended March 31, 2015, rent expense related to the Warehouse Lease amounted to $6,523.

At March 31, 2015 and December 31, 2014, the total prepaid rent for the above operating leases with related parties amounted to $nil and $5,787, respectively, which amount was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and other shareholders amounted to $46,903 and $45,040 at March 31, 2015 and December 31, 2014, respectively.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of March 31, 2015, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended March 31, 2015 and 2014, the Company appropriated to the statutory surplus reserve in the amount of $134,330 and $141,326, respectively. The accumulated balance of the statutory reserve of the Company as of March 31, 2015 and December 31, 2014 was $3,234,048 and $3,100,766, respectively.

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

For the three months ended March 31, 2015, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations are conducted in the PRC.

The Company operated in the TCM segment, yew tree segment, and handicrafts segment for the three months ended March 31, 2014, as the wood ear mushroom segment was not established until the fourth quarter of 2014.

Information with respect to these reportable business segments for the three months ended March 31, 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
TCM raw materials	$957,006	$1,043,980
Yew trees	698,752	964,306
Handicrafts	87,508	59,691
Wood ear mushroom	899,189	-
	$2,642,455	$2,067,977
Cost of revenues:
TCM raw materials	$148,325	$232,340
Yew trees	244,848	249,331
Handicrafts	13,893	46,063
Wood ear mushroom	763,903	-
	$1,170,969	$527,734
Depreciation and amortization:
TCM raw materials	$136,831	$125,736
Yew trees	1,616	13,700
Handicrafts	7,065	7,819
Wood ear mushroom	-	-
Other	20,158	27,699
	$165,670	$174,954
Net income (loss):
TCM raw materials	$808,682	$796,227
Yew trees	453,904	694,336
Handicrafts	73,615	14,682
Wood ear mushroom	135,286	-
Other	(513,097)	(130,004)
	$958,390	$1,375,241

	March 31, 2015
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Other	Total
Identifiable long-lived assets, net	$19,740,199	$908,146	$56,684	$-	$195,469	$20,900,498

	December 31, 2014
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Other	Total
Identifiable long-lived assets, net	$19,973,775	$915,551	$63,319	$-	$209,246	$21,162,071

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

NOTE 12 – SUBSEQUENT EVENTS

On April 23, 2015, HDS entered into a loan agreement with Bank of Communications ("BOCOM") Harbin Rongtong Branch, pursuant to which BOCOM agreed to provide HDS a one-year loan of RMB10,000,000 (approximately $1,630,000) for purchasing raw materials purposes. The loan carries an annual interest rate of 6.955% and is secured by the assets of ZTC which is owned by Mr. Zhiguo Wang, the CEO and principal stock holder of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2015 and 2014, and consolidated financial conditions as of March 31, 2015 and December 31, 2014 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

Overview

We are a major grower and seller of yew trees and manufacturer of products made from yew trees, including potted yew trees for display in homes and offices, and handicrafts. We also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species. In the fourth quarter of 2014, we started to sell wood ear mushroom product.

For the three months ended March 31, 2015 as compared to three months ended March 31, 2014, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sales of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sales of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sales of furniture and handicrafts made of yew timber; and (4) the wood ear mushroom segment, consisting of the sales of wood ear mushroom. Our reportable segments are strategic business units that offer different products. Compared with the three months ended March 31, 2015, there were no wood ear mushroom sales for the three months ended March 31, 2014. The four business segments are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three months ended March 31, 2015, revenues from the sales of TCM raw materials represented approximately 36.2% of consolidated revenue (including 7.9% of consolidated revenues from a related party); sales of yew trees represented approximately 26.4% of consolidated revenue; sales of wood ear mushroom represented approximately 34.1% of consolidated revenue; and the sales of handicrafts represented approximately 3.3% of consolidated revenue. For the three months ended March 31, 2014, revenues from the sales of TCM raw materials represented approximately 50.5% of consolidated revenue (including 22.0% of consolidated revenues from a related party); sales of yew trees represented approximately 46.6% of consolidated revenue; and the sales of handicrafts represented approximately 2.9% of consolidated revenue.

All of YBP’s revenues were generated by HDS and in the PRC. YBP has no significant business operations in the U.S. for the current reporting period. The expenses (approximately $383,316 and $36,776 for the three months ended March 31, 2015 and 2014, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, and other costs related to issuance of common stock for professional service. At March 31, 2015, YBP had approximately $18,364 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $24,045, including approximately $24,045 in cash at March 31, 2015. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD., to develop and cultivate wood ear mushroom. As of March 31, 2015, Harbin Yew Food Co. Ltd., had no business operation yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

The accounts of HDS are consolidated in the accompanying financial statements. As a VIE, HDS’ sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of HDS’ net income, and their assets and liabilities are included in our consolidated balance sheets. The VIE does not have any non-controlling interest and, accordingly, we did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in HDS that requires consolidation of HDS’ financial statements with our financial statements.

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary of HDS which is identified as a VIE of us. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The significant terms of the agreements between us and HDS are discussed above in the “Corporate Structure and Recapitalization - Second Restructure” section. Our assessment on the involvement with HDS reveals that we have the absolute power to direct the most significant activities that impact the economic performance of HDS. JSJ, our wholly owned subsidiary, is obligated to absorb a majority of the risk of loss from HDS’ activities and is entitled to receive a majority of HDS’ expected residual returns. In addition, HDS’ shareholders have pledged their equity interest in HDS to JSJ, irrevocably granted JSJ an exclusive option to purchase, to the extent permitted under the PRC Law, all or part of the equity interests in HDS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by JSJ. Under the accounting guidance, we are deemed to be the primary beneficiary of HDS and the results of HDS’ operation are consolidated in our consolidated financial statements for financial reporting purposes.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of an individual receivable balance, we consider many factors, including the age of the balance, a customer’s historical payment data, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of March 31, 2015 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods, yew seedlings and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods and yew seedlings include direct materials, direct labor and an appropriate proportion of overhead.

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of wood ear mushroom, and sales of yew craft products. Pursuant to the guidance of ASC 605 and ASC 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

	Three Months Ended March 31,
	2015	2014
Revenues	$1,534,654	$1,613,718
Revenues - related party	1,107,801	454,259
Total revenues	2,642,455	2,067,977
Cost of revenues	374,045	414,616
Cost of revenues - related party	796,924	113,118
Total cost of revenues	1,170,969	527,734
Gross profit	1,471,486	1,540,243
Operating expenses	472,066	165,254
Income from operations	999,420	1,374,989
Other income	109	252
Net income before income taxes	999,529	1,375,241
Provision for income taxes	(41,139)	-
Net income	958,390	1,375,241
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	257,853	(257,968)
Comprehensive income	$1,216,243	$1,117,273

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

For the three months ended March 31, 2015, we had total revenues of $2,642,455, as compared to $2,067,977 for the three months ended March 31, 2014, an increase of $574,478 or 27.8%. The increase in total revenue was attributable to the increase in revenues from wood ear mushroom and handicraft business segments. Total revenue is summarized as follows:

	Three Months Ended March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$957,006	$1,043,980	$(86,974)	(8.3)%
Yew trees	698,752	964,306	(265,554)	(27.5)%
Wood ear mushroom	899,189	-	899,189	100.0%
Handicrafts	87,508	59,691	27,817	46.6%
Total	$2,642,455	$2,067,977	$574,478	27.8%

For the three months ended March 31, 2015 compared to March 31, 2014, the decrease in revenue of TCM raw material was mainly attributable to the decrease in sales volume which is considered as normal sales fluctuation. The decrease in revenue of yew tree was mainly attributable to the changes of sales product mix as we sold more yew trees cultivated from 2005 to 2008 with higher unit selling price in the three months ended March 31, 2014 compared to 2015. The increase in revenues of handicrafts was mainly due to the changes of sales product mix as we sold more handicrafts with higher unit selling price in the three months ended March 31, 2015 compared with 2014 such as fountain pen and frosted glass. The Company started to sell wood ear mushroom in the last quarter of 2014 and therefore there is no comparable sales amount for the three months ended March 31, 2014.

Cost of Revenues

For the three months ended March 31, 2015, cost of revenues amounted to $1,170,969 as compared to $527,734 for the three months ended March 31, 2014, an increase of $643,235 or 121.9%. Our cost of revenues principally consists of the cost of raw materials such as wood plates and yews, amortization of land use rights and yew forest assets, labor, utilities, manufacturing and purchasing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, and other fixed costs. For the three months ended March 31, 2015, cost of revenues accounted for 44.3% of total revenues compared to 25.5% of total revenues for the three months ended March 31, 2014.

Cost of revenues by product categories is as follows:

	Three Months Ended March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$148,325	$232,340	$(84,015)	(36.1)%
Yew trees	244,848	249,331	(4,483)	(1.8)%
Wood ear mushrooms	763,903	-	763,903	100.0%
Handicrafts	13,893	46,063	(32,170)	(69.8)%
Total	$1,170,969	$527,734	$643,235	121.9%

The increase in our cost of revenues for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily a result of the increase in costs of revenue in wood ear mushroom segment and offset by decrease in costs of revenue of TCM raw materials, yew tree, and handicrafts segments.

The decrease in cost of revenue in TCM raw material segment is attributable to the decrease in sales volume which we considered as normal sales fluctuation.

The cost of revenue in yew trees segment had remained consistent as compared to the three months ended March 31, 2014.

We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative costs for the three months end March 31, 2015 and 2014.

The decrease in cost of revenue of handicrafts is attributable to the decrease of sales quantity in handicraft.

Gross Profit

For the three months ended March 31, 2015, gross profit was $1,471,486 as compared to $1,540,243 for the three months ended March 31, 2014, representing gross margins of 55.7% and 74.5%, respectively. Gross profit margins by product categories are as follows:

	Three Months Ended March 31,		(Decrease)
	2015	2014	Increase
TCM raw materials	84.5%	77.7%	6.8%
Yew trees	65.0%	74.1%	(9.1)%
Wood ear mushroom	15.0%	-	15.0%
Handicrafts	84.1%	22.8%	61.3%
Total	55.7%	74.5%	(18.8)%

The decrease in our overall gross profit margin for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to the lower gross margin yield of wood ear mushroom segment.

The increase in our gross margin percentage related to the sale of TCM raw materials for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to the general increase in unit selling price of TCM raw materials effective August 1, 2014.

The decrease in our gross margin percentage related to the sale of yew trees and seedlings for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily attributable to the changes of sales product mixes as we sold more yew trees with higher selling unit price but lower unit cost for the three months ended March 31, 2014 compared with 2015.

The gross margin percentage related to the sale of wood ear mushroom for the three months ended March 31, 2015 was 15%. We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative gross profits for the three months ended March 31, 2014.

The increase in our gross margin percentage related to the sale of handicrafts for the three months ended March 31, 2015 was primarily attributable to the changes of sales product mix in handicrafts. We sold more handicrafts such as fountain pen and frosted glass which with higher gross profits for the three months ended March 31, 2015 compared with 2014.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended March 31,
	2015	2014
Salary and related benefit	$3,863	$-
Shipping and handling	-	1,133
Other	825	627
Total	$4,688	$1,760

For the three months ended March 31, 2015, selling expenses were $4,688 as compared to $1,760 for the three months ended March 31, 2014, an increase of $2,928, or 166.4%. The increase in our selling expenses for the three months ended March 31, 2015 was primarily attributable to increase in salary and related benefit expenses and other miscellaneous expenses, partially offset by decrease in shipping and handling expenses.

General and Administrative Expenses

For the three months ended March 31, 2015, general and administrative expenses amounted to $467,378, as compared to $165,636 for the three months ended March 31, 2014, an increase of $301,742, or 182.2%. General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2015	2014
Compensation and related benefits	$337,170	$33,784
Depreciation	27,122	35,206
Travel and entertainment	17,810	4,150
Professional fees	21,996	62,344
Other	63,280	30,152
Total	$467,378	$165,636

The increase in our general and administrative expenses for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily attributable to the increase in compensation and related benefits and other expenses.

The changes in these expenses for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, consisted of the following:

●	For the three months ended March 31, 2015, compensation and related benefits increased by $303,386, or 898.0%, as compared to the three months ended March 31, 2014. The increase in compensation and related benefits is mainly attributable to increase in stock-based compensation associated with related cost of issuance.
●	For the three months ended March 31, 2015, depreciation decreased by $8,084, or 23.0%, as compared to the three months ended March 31, 2014. The decrease was primarily attributable to decrease in depreciable assets with one of the automobiles fully depreciated on July, 2014. In addition, we disposed of partial of our fix assets in the fourth quarter of 2014.
●	For the three months ended March 31, 2015, travel and entertainment increased by $13,660, or 329.2% as compared to the three months ended March 31, 2014. The increase was primarily attributable to increase in travels relating to business coordination as we were seeking for a variety of business opportunities.
●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended March 31, 2015, professional fees decreased by $40,348, or 64.7%, as compared to the three months ended March 31, 2014. This decrease was primarily attributable to decrease in fees paid to professionals for filing and reporting requirements as we saw our business operation stabilized.
●	For the three months ended March 31, 2015, other miscellaneous general and administrative expenses increased by $33,128, or 109.9%, as compared to the three months ended March 31, 2014. The increase was primarily attributable to associated cost of the Company’s new U.S. principal executive office that was established in California during the first quarter of 2015.

Income from Operations

For the three months ended March 31, 2015, income from operations was $999,420 as compared to income from operations of $1,374,989 for the three months ended March 31, 2014, a decrease of $375,569, or 27.3%. The decrease was primarily attributable to the increase in operating expenses for the three months ended March 31, 2015 as a result of the increases in general and administrative and selling expenses.

Other Income

For the three months ended March 31, 2015, total other income amounted to $109 as compared to total other income of $252 for the three months ended March 31, 2014.

Provision for Income Taxes

For the three months ended March 31, 2015, provision for income taxes amounted to $41,139 as compared to $0 for the three months ended March 31, 2014.

Net Income

As a result of the factors described above, our net income was $958,390 or $0.02 per share (basic and diluted), for the three months ended March 31, 2015, as compared to net income of $1,375,241 or $0.03 and $0.02 per share (basic and diluted, respectively), for the three months ended March 31, 2014.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2015, we reported an unrealized gain on foreign currency translation of $257,853, as compared to a loss of $257,968 for the three months ended March 31, 2014. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended March 31, 2015, comprehensive income of $1,216,243 was derived from the sum of our net income of $958,390 and a foreign currency translation gain of $257,853. For the three months ended March 31, 2014, comprehensive income of $1,117,273 was derived from the sum of our net income of $1,375,241 and a foreign currency translation loss of $257,968.

Segment Operations

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom. Our reportable segments are strategic business units that offer different products. Compared with the three months ended March 31, 2015, there was no wood ear mushroom sales for the three month ended March 31, 2014. The four business segments are managed separately based on the fundamental differences in their operations. All of our operations are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2015 is as follows:

	TCM raw materials	Yew trees	Wood ear mushroom	Handicrafts	Total
Revenues	$748,394	$698,752	$-	$87,508	$1,534,654
Revenues - related party	208,612	-	899,189	-	1,107,801
Total revenues	957,006	698,752	899,189	87,508	2,642,455

Cost of revenues	115,304	244,848	-	13,893	374,045
Cost of revenues - related party	33,021	-	763,903	-	796,924
Total cost of revenues	$148,325	$244,848	$763,903	$13,893	$1,170,969

Information with respect to these reportable business segments for the three months ended March 31, 2014 is as follows:

	TCM raw materials	Yew trees	Handicrafts	Total
Revenues	$589,721	$964,306	$59,691	$1,613,718
Revenues - related party	454,259	-	-	454,259
Total revenues	1,043,980	964,306	59,691	2,067,977

Cost of revenues	119,222	249,331	46,063	414,616
Cost of revenues - related party	113,118	-	-	113,118
Total cost of revenues	$232,340	$249,331	$46,063	$527,734

TCM raw materials

During the three months ended March 31, 2015, we sold 3,880 kg of TCM raw materials as compared to 6,070 kg of TCM raw materials during the three months ended March 31, 2014, a 36.1% decrease in sales volume was primarily due to the sales decreased both to third party and our related party, Yew Pharmaceutical, which we considered as normal sales fluctuation.

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

For the three months ended March 31, 2015 and 2014, we had revenue of $208,612 and $454,259, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended March 31, 2015 and 2014, revenue from the sale of TCM raw materials to third parties amounted to $748,394 and $589,721, respectively.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is also our major purchaser of yew raw material used in the production of TCM. Yew Pharmaceutical is primarily owned directly and indirectly by Mr. Wang and Madame Qi, respectively.

TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals.

Sales volume is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Sales volume - third parties (kg)	800	3,290
Sales volume - related party (kg)	3,080	2,780
Total sales volume	3,880	6,070

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended March 31, 2015, we sold approximately 36,180 pieces of yew seedlings and trees as compared to approximately 68,551 pieces of yew seedlings and trees in the three months ended March 31, 2014, a decrease in volume of 47.2%.

The decrease in revenue of yew tree for the three months ended March 31, 2015 was mainly attributable to the changes of sales product mix as we sold more yew trees cultivated from 2005 to 2008 with higher unit selling price but lower unit cost in the three months ended March 31, 2014.

In connection with our entering into a land use agreement in July 2012 (the “Fuye Field Agreement”), we acquired more than 80,000 trees – which are not yew trees – located on that property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Larix trees are used primarily in landscaping and we currently anticipate that we will begin selling larix trees to customers during 2013. Spruce and poplar trees are used primarily as building materials. Since March 31, 2014, we began to sell spruce trees to customers and anticipate selling poplar trees in the next few years once these trees reach their maturities.

Wood ear mushrooms

During the three months ended March 31, 2015, we sold approximately 57,500 kg of wood ear mushroom in amount of $899,189 to our related party, Yew Pharmaceutical. As this is a newly introduced product category commenced during the fourth quarter of 2014, we expect to develop more customer resources and expand our wood ear sales in 2015.

Handicrafts

During the three months ended March 31, 2015 and 2014, revenue from the sale of handicrafts made from yew timber amounted to $87,508 and $59,691, respectively, an increase of $27,817, or 46.6%. The increase in revenues of handicrafts was mainly due to the changes of sales product mix as we sold more handicrafts with higher unit selling price in the three months ended March 31, 2015 compared with 2014 such as fountain pen and frosted glass.

We continued to actively market our handicraft products for the three months ended March 31, 2015 and engage qualified and reputed first and second tier distributors to increase our handicraft sales.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2015 and December 31, 2014, we had cash balances of $129,702 and $487,940, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2014 to March 31, 2015:

			December 31, 2014 to March 31, 2015
Category	March 31, 2015	December 31, 2014	Change	Percentage change
Current assets:
Cash	$129,702	$487,940	$(358,238)	(74.3)%
Accounts receivable	2,014,607	922,564	1,092,043	118.4%
Accounts receivable – related party	1,214,172	340,132	874,040	257.0%
Inventories	2,700,809	1,443,078	1,257,731	87.2%
Prepaid expenses and other assets	39,208	16,791	22,417	133.5%
Prepaid expenses – related party	-	5,787	(5,787)	(100.0)%
Current liabilities:
Accounts payable	1,217,282	-	1,217,282	100.0%
Accrued expenses and other payables	134,779	84,722	50,057	59.1%
Taxes payable	47,784	10,547	37,237	353.1%
Due to related parties	46,903	45,040	1,863	4.1%
Working capital:
Total current assets	6,098,498	3,216,292	2,882,206	89.6%
Total current liabilities	1,446,748	140,309	1,306,439	931.1%
Working capital	$4,651,750	$3,075,983	$1,575,767	51.2%

Our working capital increased by $1,575,767 to $4,651,750 at March 31, 2015, from working capital of $3,075,983 at December 31, 2014. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $1,092,000
●	an increase in accounts receivable – related party of approximately $874,000
●	an increase in inventory of approximately $1,258,000

partially offset by:

●	a decrease in cash of approximately $358,000
●	an increase in accounts payable of approximately $1,217,000
●	an increase in accrued expenses and other payables of approximately $50,000

For the three months ended March 31, 2015, net cash flow used in operating activities was $355,980, as compared to net cash flow provided by operating activities of $416,007 for the three months ended March 31, 2014, a decrease of $771,987. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2015, net cash flow used in operating activities of $355,980 was primarily attributable to:

●	net income of approximately $958,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $38,000 and amortization of land use rights and yew forest assets of approximately $128,000, stock-based compensation of approximately $294,000, and issuance of common stock for professional service of approximately $8,000; and
●	the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts payable of approximately $1,215,000 and an increase in accrued expenses and other payables of approximately $49,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,081,000, an increase in accounts receivable – related party of approximately $868,000, and an increase in inventories of approximately $1,119,000.

For the three months ended March 31, 2014, net cash flow provided by operating activities of $416,006 was primarily attributable to:

●	net income of approximately $1,375,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $46,000 and amortization of land use rights and yew forest assets of approximately $129,000; and
●	the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in inventories of approximately $264,000, a decrease in accounts receivable – related party of approximately $36,000, and an increase in accrued expenses and other payables of approximately $15,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,432,000, and an increase in prepaid expenses and other assets of approximately $14,000.

During the three months ended March 31, 2015, the net cash flow used in investing activities was approximately $5,000

During the three months ended March 31, 2015, the net cash flow provided by financing activities was approximately $2,000. During the three months ended March 31, 2015, we received proceeds from related parties of approximately $2,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2015 and December 31, 2014, approximately $35.6 million and $33.3 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of March 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$587,603	$42,210	$100,790	$137,268	$307,336
Total	$587,603	$42,210	$100,790	$137,268	$307,336

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $257,853 and loss of $257,968 for the three months ended March 31, 2015 and March 31, 2014, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

Date: May 14, 2015

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

