Form 10-Q
period 2015-06-30
Yew Bio-Pharm Group, Inc.
filed 2015-08-18
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

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

As of August 18, 2015, there were 52,125,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2015

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$610,658	$487,940
Accounts receivable	2,236,486	922,564
Accounts receivable - related party	975,562	340,132
Inventories	3,509,414	1,443,078
Prepaid expenses - related party	126,731	5,787
Prepaid expenses and other assets	2,003,906	16,791

Total Current Assets	9,462,757	3,216,292

LONG-TERM ASSETS:
Long-term inventories, net	11,083,446	10,663,545
Property and equipment, net	795,544	856,250
Land use rights and yew forest assets, net	20,574,883	20,305,821

Total Long-term Assets	32,453,873	31,825,616

Total Assets	$41,916,630	$35,041,908

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$427,165	$-
Accrued expenses and other payables	268,141	84,722
Advances from customers	67,501	-
Taxes payable	16,444	10,547
Due to related parties	697,445	45,040
Short-term borrowings	1,642,360	-

Total Current Liabilities	3,119,056	140,309

Total Liabilities	3,119,056	140,309

SHAREHOLDERS' EQUITY:
Common stock ($0.001 par value; 140,000,000 shares authorized; 52,125,000 shares issued and outstanding at June 30, 2015 and December 31, 2014)	52,125	52,125
Additional paid-in capital	9,108,038	8,557,656
Retained earnings	23,043,440	20,444,667
Statutory reserves	3,466,039	3,100,766
Accumulated other comprehensive income - foreign currency translation adjustment	3,127,932	2,746,385

Total Shareholders' Equity	38,797,574	34,901,599

Total Liabilities and Shareholders' Equity	$41,916,630	$35,041,908

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Revenues	$1,904,941	$1,780,535	$3,439,595	$3,394,253
Revenues - related party	2,761,981	283,032	3,869,782	737,291

Total Revenues	4,666,922	2,063,567	7,309,377	4,131,544

COST OF REVENUES:
Cost of revenues	1,533,314	354,456	1,907,359	769,072
Cost of revenues - related party	753,806	70,479	1,550,730	183,597

Total Cost of Revenues	2,287,120	424,935	3,458,089	952,669

GROSS PROFIT	2,379,802	1,638,632	3,851,288	3,178,875

OPERATING EXPENSES:
Selling	9,075	661	13,763	2,421
General and administrative	475,400	220,361	942,778	385,997

Total Operating Expenses	484,475	221,022	956,541	388,418

INCOME FROM OPERATIONS	1,895,327	1,417,610	2,894,747	2,790,457

OTHER INCOME (EXPENSES):
Interest income (expense)	(18,546)	55	(18,421)	291
Government grant	135,322	-	135,322	-
Other income (expense)	(4,457)	(194)	(4,473)	1,964

Total Other Income (Expenses)	112,319	(139)	112,428	2,255

INCOME BEFORE INCOME TAXES	2,007,646	1,417,471	3,007,175	2,792,712
PROVISION FOR INCOME TAXES	(1,990)	-	(43,129)	-
NET INCOME	$2,005,656	$1,417,471	$2,964,046	$2,792,712

COMPREHENSIVE INCOME:
NET INCOME	$2,005,656	$1,417,471	$2,964,046	$2,792,712
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	123,694	35,482	381,547	(222,486)

COMPREHENSIVE INCOME	$2,129,350	$1,452,953	$3,345,593	$2,570,226

NET INCOME PER COMMON SHARE:
Basic	$0.04	$0.03	$0.06	$0.06
Diluted	$0.03	$0.03	$0.05	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,125,000	50,000,000	52,125,000	50,000,000
Diluted	57,618,689	50,000,000	57,899,669	64,872,148

 See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,964,046	$2,792,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	76,099	91,862
Stock-based compensation	537,660	-
Stock issued for professional services	12,722	-
Amortization of land use rights and yew forest assets	256,333	255,678
Gain on disposal of property and equipment	-	(2,142)
Changes in operating assets and liabilities:
Accounts receivable	(1,300,729)	(911,790)
Accounts receivable - related party	(629,335)	237,626
Prepaid expenses and other current assets	(1,979,257)	(20,473)
Prepaid expenses - related party	(120,407)	-
Due from related parties	-	14,034
Inventories	(2,071,367)	358,413
Accounts payable	427,058	42,398
Accrued expenses and other payables	182,092	(1,100)
Advances from customers	67,236	-
Taxes payable	5,789	(3,865)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,572,060)	2,853,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	5,000
Purchase of property and equipment	(7,000)	-
Payment for land use rights and yew forest assets	(588,928)	(3,755,629)

NET CASH USED IN INVESTING ACTIVITIES	(595,928)	(3,750,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,642,360	-
Proceeds from related party advances	652,363	1,221
Repayments for related party advances	-	(25,674)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,294,723	(24,453)

EFFECT OF EXCHANGE RATE ON CASH	(4,017)	(7,204)

NET INCREASE (DECREASE) IN CASH	122,718	(928,933)

CASH - Beginning of period	487,940	1,159,611

CASH - End of period	$610,658	$230,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$18,647	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Reclassification of yew forest assets to inventories	$279,514	$1,658

See notes to unaudited consolidated financial statements

 YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2015, and the results of operations and cash flows for the six-month periods ended June 30, 2015 and 2014, have been made.

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, inventories, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

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

(1) Harbin Yew Food Co. Ltd is wholly owned by HDS and did not pay the registered capital as of June 30, 2015.

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

Pursuant to a restructuring plan intended to ensure compliance with applicable PRC laws and regulations (the “Second Restructure”), on November 5, 2010, JSJ entered into a series of contractual arrangements (the “Contractual Arrangements”) with HDS and/or Zhiguo Wang, his wife Guifang Qi and Xingming Han (collectively with Mr. Wang and Madame Qi, the “HDS Shareholders”), as described below:

●	Exclusive Business Cooperation Agreement. Pursuant to the Exclusive Business Cooperation Agreement between JSJ and HDS (the “Business Cooperation Agreement”), JSJ has the exclusive right to provide to HDS general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary (collectively, the “Services”). Under the Business Cooperation Agreement, JSJ has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. HDS shall pay to JSJ a monthly consulting service fee (the “Service Fee”) in RMB that is equal to 100% of the monthly net income of HDS. Upon the prior written consent by JSJ, the rate of Service Fee may be adjusted pursuant to the operational needs of HDS. Within 30 days after the end of each month, HDS shall (a) deliver to JSJ the management accounts and operating statistics of HDS for such month, including the net income of HDS during such month (the “Monthly Net Income”), and (b) pay 80% of such Monthly Net Income to JSJ (each such payment, a “Monthly Payment”). Within ninety (90) days after the end of each fiscal year, HDS shall (a) deliver to JSJ financial statements of HDS for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by JSJ, and (b) pay an amount to JSJ equal to the shortfall, if any, of the aggregate net income of HDS for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by HDS to JSJ in such fiscal year. HDS also granted an irrevocable and exclusive option to JSJ to purchase any and all of the assets of HDS, to the extent permitted under PRC law, at the lowest price permitted by PRC law. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between JSJ and HDS, the Business Cooperation Agreement is for a term of ten years and expires on November 5, 2020; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by JSJ prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by JSJ and HDS shall accept such extended term unconditionally. Unless JSJ commits gross negligence, or a fraudulent act, against HDS, HDS shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, JSJ shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days’ prior written notice to HDS.

●	Exclusive Option Agreement. Under an Exclusive Option Agreement among JSJ, HDS and each HDS Shareholder (individually, an “Option Agreement”), the terms of which are substantively identical to each other, each HDS Shareholder has granted JSJ or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the HDS Shareholder’s equity interests in HDS (the “Equity Interest Purchase Option”) for RMB10. If an appraisal is required by PRC laws at the time when and if JSJ exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws. Without the consent of JSJ, the HDS Shareholders shall not sell, transfer, mortgage or dispose of their respective shares of HDS stock. Additionally, without the prior consent of JSJ, the HDS Shareholders shall not in any manner supplement, change or amend the articles of association and bylaws of HDS, increase or decrease its registered capital, change the structure of its registered capital in any other manner, or engage in any transactions that could materially affect HDS’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB500,000, sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of each Option Agreement is ten years commencing on November 5, 2020 and may be extended at the sole election of JSJ.

●	Equity Interest Pledge Agreement. In order to guarantee HDS’ performance of its obligations under the Business Cooperation Agreement, each HDS Shareholder, JSJ and HDS entered into an Equity Interest Pledge Agreement (individually, a “Pledge Agreement”), the terms of which are substantially similar to each other. Pursuant to the Pledge Agreement, each HDS Shareholder pledged all of his or her equity interest in HDS to JSJ. If HDS or the HDS Shareholders breach their respective contractual obligations and such breach is not remedied to the satisfaction of JSJ within 20 days after the giving of notice of breach, JSJ, as pledgee, will be entitled to exercise certain rights, including the right to foreclose upon and sell the pledged equity interests. During the term of the Pledge Agreement, the HDS Shareholder shall not transfer his or her equity interest in HDS or place or otherwise permit any other security interest of other encumbrance to be placed on such equity interest. Upon the full payment of the Service Fee under the Business Cooperation Agreement and upon the termination of HDS’ obligations thereunder, the Pledge Agreement shall be terminated.

●	Power of Attorney. Under the Power of Attorney executed by each HDS Shareholder (each, a “Power of Attorney”), the terms of which are substantially similar to each other, JSJ has been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the HDS Shareholders, to act on behalf of the HDS Shareholder as his or her exclusive agent and attorney with respect to all matters concerning the HDS Shareholder’s equity interests in HDS, including without limitation, the right to: 1) attend shareholders’ meetings of HDS; 2) exercise all the HDS Shareholders’ rights, including voting rights under PRC laws and HDS’ Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the HDS Shareholder’s equity interests in HDS in whole or in part; and 3) designate and appoint on behalf of the HDS Shareholders the legal representative, executive director, supervisor, manager and other senior management of HDS.

To the extent that the Contractual Arrangements are enforceable under PRC law, as from time to time interpreted by relevant state agencies, they constitute the valid and binding obligations of each of the parties to each such agreement.

The Company believes that HDS is considered a VIE under ASC 810 “Consolidation”, because the equity investors in HDS no longer have the characteristics of a controlling financial interest, and the Company, through JSJ, is the primary beneficiary of HDS and controls HDS’ operations. Accordingly, HDS has been consolidated as a deemed subsidiary into YBP as a reporting company under ASC 810.

As required by ASC 810-10, the Company performs a qualitative assessment to determine whether the Company is the primary beneficiary of HDS which is identified as a VIE of the Company. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The Company’s assessment on the involvement with HDS reveals that the Company has the absolute power to direct the most significant activities that impact the economic performance of HDS. JSJ is obligated to absorb a majority of the risk of loss from HDS activities and entitles JSJ to receive a majority of HDS’ expected residual returns. In addition, HDS’ shareholders have pledged their equity interest in HDS to JSJ, irrevocably granted JSJ an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in HDS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by JSJ. Under the accounting guidance, the Company is deemed to be the primary beneficiary of HDS and the results of HDS are consolidated in the Company’s consolidated financial statements for financial reporting purposes. Accordingly, as a VIE, HDS’ sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s and the Company’s net income includes all of HDS’ net income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the Contractual Arrangements, YBP has a pecuniary interest in HDS that requires consolidation of HDS’ financial statements with those of the Company.

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

As of June 30, 2015, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’ operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co., Ltd. (HYF), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom, products. The move marks the Company’s entrance into the organic food and functional beverage market. HYF did not have any operation for the period ended June 30, 2015.

The Company is principally engaged in (1) processing and selling yew raw materials or yew extracts used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; (3) manufacturing and selling furniture and handicrafts made of yew tree timber; and (4) selling wood ear mushroom as finished goods. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2015 and December 31, 2014, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s VIE and VIE’s subsidiary are as follows:

	June 30, 2015	December 31, 2014
Assets
Cash	$597,808	$446,554
Accounts receivable	1,795,576	922,564
Accounts receivable – related party	975,562	340,132
Inventories (current and long-term), net	13,944,205	12,106,623
Prepaid expenses and other assets	1,992,847	5,363
Prepaid expenses - related party	126,731	6,600
Property and equipment, net	756,136	814,676
Land use rights and yew forest assets, net	20,574,883	20,305,822
Total assets of VIE	$40,763,748	$34,948,334
Liabilities
Accounts payable	$27,165	$-
Accrued expenses and other payables	244,978	54,265
Advances from customers	67,501	-
Taxes payable	13,665	8,104
Due to VIE holding companies	1,275,974	1,417,851
Short-term borrowings	1,642,360	-
Due to related parties	4,221	2,958
Total liabilities of VIE	$3,275,864	$1,483,178

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30, 2015			December 31, 2014
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$154,526	$2,828,226	$2,982,752	$120,478	$2,798,489	$2,918,967
Work-in-process	-	-	-	-	256,227	256,227
Finished goods	939,105	755,830	1,694,935	-	805,438	805,438
Yew seedlings and other trees	2,415,783	7,584,898	10,000,681	1,322,600	6,889,573	8,212,173
Total	3,509,414	11,168,954	14,678,368	1,443,078	10,749,727	12,192,805
Reserve for impairment - handicrafts	-	(85,508)	(85,508)	-	(86,182)	(86,182)
Inventories, net	$3,509,414	$11,083,446	$14,592,860	$1,443,078	$10,663,545	$12,106,623

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of June 30, 2015 and December 31, 2014.

The Company’s subsidiary, VIE and its subsidiary, JSJ, HDS, and HYF, respectively, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with an exception of handicrafts and wood ear mushroom sold. JSJ is a holding company and subject to regular corporate income tax rate of 25%, and has no operation profit for tax liabilities. HYF did not have any operation for the six months ended June 30, 2015.

Income before income tax expenses of $2,007,646 and $1,417,471 for the three months ended June 30, 2015 and 2014, respectively, and $3,007,175 and $2,792,712 for the six months ended June 30, 2015 and 2014, respectively, were attributed to subsidiaries and VIE with operations in China. JSJ and HYF recorded no income tax expense for the three and six months ended June 30, 2015 and 2014 due to the fact that JSJ has been incurring net losses and HYF did not have any operation since its establishment. HDS recorded income tax expense of $1,990 and $43,129 for the three and six months ended June 30, 2015, respectively. HDS recorded no income tax expense for the three and six months ended June 30, 2014 due to the fact that HDS was granted a tax exemption and had loss carry-forwards from previous periods to offset income tax liability generated for handicrafts.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax exemption effect	$575,359	$374,005	$867,690	$725,132
Tax reduction due to loss carry-forward	8	(849)	2,363	2,172
Loss not subject to income tax	(366)	(827)	(744)	(1,659)
Basic net income per share effect	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted net income per share effect	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. federal income tax rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)
PRC EIT rate	25%	25%	25%	25%
PRC tax exemption and reduction	(25%)	(25%)	(24%)	(25%)
Total provision for income taxes	-	-	1%	-

The deferred income tax assets or liabilities calculated pursuant to the EIT are not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments.

The Company incurred net operating losses for U.S. income tax purposes for the three and six months ended June 30, 2015 and 2014. The net operating loss carry-forwards for U.S. income tax purposes amounted to $3,406,475 and $4,000,246 at June 30, 2015 and December 31, 2014, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at June 30, 2015 and December 31, 2014. The valuation allowance at June 30, 2015 and December 31, 2014 was $1,158,202 and $1,360,084, respectively. The net change in the valuation allowance was a decrease of $80,018 and an increase of $11,795 during the three months ended June 30, 2015 and 2014, respectively. The net change in the valuation allowance was a decrease of $201,882 and an increase of $37,914 during the six months ended June 30, 2015 and 2014, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014
U.S. tax benefit of net operating loss carry forward	$1,158,202	$1,360,084
Valuation allowance	(1,158,202)	(1,360,084)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $27.9 million and $24.7 million as of June 30, 2015 and December 31, 2014, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

NOTE 5 – SHORT-TERM BORROWINGS

On April 23, 2015, HDS entered into a loan agreement with Harbin Rongtong Branch of Bank of Communications (“BOCOM”) in the amount of RMB10,000,000 (approximately $1,630,000), payable on April 22, 2016. The loan carries an interest rate of 6.955% per annum and is payable quarterly on the 20th of the last month of each quarter. Heilongjiang Zishan Technology Co., Ltd (“ZTC”), a related party controlled by Mr. Wang and his wife Madame Qi, collateralized its buildings and land use rights with BOCOM to secure the loan.

NOTE 6 – STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. For the six months ended June 30, 2015, a total of $12,722 was expensed under the SPA.

(b) Stock Options

On July 18, 2014, the Company’s board of directors in lieu of an established compensation committee granted options pursuant to the Corporation’s 2012 Equity Incentive Plan to two directors and one of its employees (the “Optionees I”). Within the stock option agreement, each of the Optionees I was issued 200,000 shares of common stock of the Company at an exercise price of $0.20 per share. The option has a term of four years starting from August 1, 2014, the vesting commencement date, and expires on August 1, 2018. The options vest over a three-year time period from August 1, 2014, and 30%, 35%, and 35% of the total shares granted shall vest and become exercisable 12, 24, and 36 months after the initial vesting commencement date.

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

Stock option activities for the six months ended June 30, 2015 and 2014 are summarized in the following table.

	Six Months ended June 30, 2015		Six Months ended June 30, 2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	27,205,512	0.30	22,805,512	0.22
Exercised	-	-	-	-
Forfeited	400,000	0.23	-	-
Balance at end of period	26,805,512	0.22	22,805,512	0.22
Option exercisable at end of period	22,805,512	0.22	22,805,512	0.22

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at June 30, 2015:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2015	Weighted Average Exercise Price
$0.20-0.23	26,805,512	2.51	$0.22	22,805,512	$0.22

The aggregate intrinsic value amounted to $790,165 and $684,165 for outstanding stock options and exercisable stock options as of June 30, 2015, respectively, based upon the Company’s closing stock price of $0.25 as of June 30, 2015, which amount would have been received by the option holders had all option holders exercised their option awards as of that date.  Stock option expense recognized during the six months ended June 30, 2015 amounted to $537,660.

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,005,656	$1,417,471	$2,964,046	$2,792,712
Weighted average common stock outstanding – basic	52,125,000	50,000,000	52,125,000	50,000,000
Effect of dilutive securities:
Non-vested restricted common stock	85,376	-	89,129	-
Stock options issued to directors/officers/employees	5,408,313	-	5,685,540	14,872,148
Weighted average common stock outstanding – diluted	57,618,689	50,000,000	57,899,669	64,872,148
Net income per common share – basic	$0.04	$0.03	$0.06	$0.06
Net income per common share – diluted	$0.03	$0.03	$0.05	$0.04

NOTE 8 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and six months ended June 30, 2015 and 2014, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Customer	2015		2014	2015		2014
A (Yew Pharmaceutical, a related party)	59%		14%	53%		18%
C	*	%	16%	*	%	25%
B	*	%	15%	*	%	*	%
D	33%		* %	21%		*	%

*	Less than 10%

The largest customers accounted for 44% and 24% of the Company’s total outstanding accounts receivable at June 30, 2015 and 2014, respectively, of which Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 30% and 9.4% of total outstanding accounts receivable, respectively.

Suppliers

For the three and six months ended June 30, 2015 and 2014, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Supplier	2015	2014		2015	2014
A	47%	*	%	35%	*	%
B	49%	*	%	22%	*	%
C	* %	100%		11%	100%

For the three and six months ended June 30, 2015, three individual suppliers accounted for 96% and 68% of the Company’s purchases, respectively, and did not have any payable balance with these suppliers at June 30, 2015.

For the three and six months ended June 30, 2014, three individual suppliers, aggregated as supplier C in the table above, accounted for 100% of the Company’s purchases and the Company had $42,304 payable with these suppliers at June 30, 2014.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

For the three months ended June 30, 2015 and 2014, sales to Yew Pharmaceutical under the above agreements amounted to $2,761,981 and $283,032, respectively. For the six months ended June 30, 2015 and 2014, sales to Yew Pharmaceutical under the above agreements amounted to $3,869,782 and $737,291, respectively.

On June 30, 2015 and December 31, 2014, the Company had $975,562 and $340,132 accounts receivable from Yew Pharmaceutical, respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company was required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended June 30, 2015 and 2014, rent expense related to the ZTC Lease amounted to $6,669 and $6,584, respectively. For the six months ended June 30, 2015 and 2014, rent expense related to the ZTC Lease amounted to $13,288 and $13,220, respectively. At June 30, 2015 and December 31, 2014, prepaid rent to ZTC amounted to $126,731 and $6,600 which was included in prepaid expenses – related parties on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended June 30, 2015 and 2014, rent expense related to the Office Lease amounted to $616 and $608, respectively. For the six months ended June 30, 2015 and 2014, rent expense related to the Office Lease amounted to $1,227 and $1,221, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the three months ended June 30, 2015 and 2014, rent expense related to the JSJ Lease amounted to $411 and $405, respectively. For the six months ended June 30, 2015 and 2014, rent expense related to the JSJ Lease amounted to $818 and $814, respectively.

On June 30, 2015 and December 31, 2014, the total prepaid rent for the above operating leases with related parties amounted to $126,731 and $5,787, respectively, which amount was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and other shareholders, excluding the borrowings from Madame Qi as disclosed below, amounted to $49,445 and $45,040 at June 30, 2015 and December 31, 2014, respectively.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. As of June 30, 2015, the total borrowings including the interest were $649,633.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of June 30, 2015, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 10 – GOVERNEMNT GRANT

On March 18, 2015, the Company filed an application to Finance Bureau of Wuchang city for government grant used to support general planting and cultivation of yew trees. The grant of RMB827,200, or $135,322, was issued and received by the Company in April 2015.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended June 30, 2015 and 2014, the Company appropriated to the statutory surplus reserve in the amount of $230,943 and $149,760, respectively. For the six months ended June 30, 2015 and 2014, the Company appropriated to the statutory surplus reserve in the amount of $365,273 and $291,086, respectively. The accumulated balance of the statutory reserve of the Company as of June 30, 2015 and December 31, 2014 was $3,466,039 and $3,100,766, respectively.

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

For the three and six months ended June 30, 2015, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew tree extracts are conducted in the PRC.

The Company operated in the TCM segment, yew tree segment, and handicrafts segment for the three and six months ended June 30, 2014, as the wood ear mushroom segment was not established until the fourth quarter of 2014.

Information with respect to these reportable business segments for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2015	2014	2015	2014
Revenues:
TCM raw materials	$3,909,314	$1,150,805	$4,866,320	$2,194,785
Yew trees	344,919	872,437	1,043,671	1,836,743
Handicrafts	7,206	40,325	94,714	100,016
Wood ear mushroom	405,483	-	1,304,672	-
	$4,666,922	$2,063,567	$7,309,377	$4,131,544
Cost of revenues:
TCM raw materials	1,847,197	208,658	1,995,521	440,998
Yew trees	63,687	180,040	308,536	429,371
Handicrafts	1,225	36,237	15,118	82,300
Wood ear mushroom	375,011	-	1,138,914	-
	$2,287,120	$424,935	$3,458,089	$952,669
Depreciation and amortization:
TCM raw materials	131,535	116,151	268,366	241,887
Yew trees	7,973	19,548	9,590	33,248
Handicrafts	7,118	7,104	14,183	14,923
Wood ear mushroom	-	-	-	-
Other	11,854	29,783	32,011	57,482
	$158,480	$172,586	$324,150	$347,540
Net income (loss):
TCM raw materials	2,062,117	956,664	2,870,799	1,752,891
Yew trees	281,232	712,286	735,135	1,406,622
Handicrafts	5,981	4,679	79,596	19,361
Wood ear mushroom	30,472	-	165,758	-
Other	(374,146)	(256,158)	(887,242)	(386,162)
	$2,005,656	$1,417,471	$2,964,046	$2,792,712

	June 30, 2015
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Other	Total
Identifiable long-lived assets, net	$20,244,956	$897,695	$47,158	$-	$180,618	$21,370,427

	December 31, 2014
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Other	Total
Identifiable long-lived assets, net	$19,973,775	$915,551	$63,319	$-	$209,246	$21,162,071

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2015, The FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, and consolidated financial conditions as of June 30, 2015 and December 31, 2014 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and six months ended June 30, 2015 as compared to three and six months ended June 30, 2014, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sales of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sales of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sales of furniture and handicrafts made of yew timber; and (4) the wood ear mushroom segment, consisting of the sales of wood ear mushroom. Our reportable segments are strategic business units that offer different products. Compared with the three and six months ended June 30, 2015, there were no wood ear mushroom sales for the three and six months ended June 30, 2014. The four business segments are managed separately based on the fundamental differences in their operations. All of our operations except the sales of yew tree extracts are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the six months ended June 30, 2015, revenues from the sales of TCM raw materials represented approximately 66.6% of consolidated revenue (including 35% of consolidated revenues from a related party); sales of yew trees represented approximately 14.3% of consolidated revenue; sales of wood ear mushroom represented approximately 17.8% of consolidated revenue; and the sales of handicrafts represented approximately 1.3% of consolidated revenue. For the six months ended June 30, 2014, revenues from the sales of TCM raw materials represented approximately 53.1% of consolidated revenue (including 17.8% of consolidated revenues from a related party); sales of yew trees represented approximately 44.5% of consolidated revenue; and the sales of handicrafts represented approximately 2.4% of consolidated revenue.

For the three months ended June 30, 2015, revenues from the sales of TCM raw materials represented approximately 83.8% of consolidated revenue (including 50.5% of consolidated revenues from a related party); sales of yew trees represented approximately 7.4% of consolidated revenue; sales of wood ear mushroom represented approximately 8.7% of consolidated revenue; and the sales of handicrafts represented approximately 0.2% of consolidated revenue. For the three months ended June 30, 2014, revenues from the sales of TCM raw materials represented approximately 55.7% of consolidated revenue (including 13.7% of consolidated revenues from a related party); sales of yew trees represented approximately 42.3% of consolidated revenue; and the sales of handicrafts represented approximately 2.0% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. YBP has no significant business operations in the U.S. for the current reporting period except for a one-time sales contract to sell yew tree extracts to a third party in Hong Kong, China. The expenses (approximately $723,709 and $113,653 for the six months ended June 30, 2015 and 2014, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, and other costs related to issuance of common stock for professional service. As of June 30, 2015, YBP had approximately $9,626 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,224, including approximately $3,224 in cash at June 30, 2015. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of June 30, 2015, Harbin Yew Food Co. Ltd., had no business operation yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of an individual receivable balance, we consider many factors, including the age of the balance, a customer’s historical payment data, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of June 30, 2015 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues - third parties	$1,904,941	$1,780,535	$3,439,595	$3,394,253
Revenues - related party	2,761,981	283,032	3,869,782	737,291
Total revenues	4,666,922	2,063,567	7,309,377	4,131,544
Cost of revenues - third parties	1,533,314	354,456	1,907,359	769,072
Cost of revenues - related party	753,806	70,479	1,550,730	183,597
Total cost of revenues	2,287,120	424,935	3,458,089	952,669
Gross profit	2,379,802	1,638,632	3,851,288	3,178,875
Operating expenses	484,475	221,022	956,541	388,418
Income from operations	1,895,327	1,417,610	2,894,747	2,790,457
Other income (expenses)	112,319	(139)	112,428	2,255
Net income before income taxes	2,007,646	1,417,471	3,007,175	2,792,712
Income taxes	(1,990)	-	(43,129)	-
Net income	2,005,656	1,417,471	2,964,046	2,792,712
Other comprehensive income:
Foreign currency translation adjustment	123,694	35,482	381,547	(222,486)
Comprehensive income	$2,129,350	$1,452,953	$3,345,593	$2,570,226

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Revenues

For the three months ended June 30, 2015, we had total revenues of $4,666,922, as compared to $2,063,567 for the three months ended June 30, 2014, an increase of $2,603,355 or 126.2%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials and wood ear mushroom segment.

For the six months ended June 30, 2015, we had total revenues of $7,309,377, as compared to $4,131,544 for the six months ended June 30, 2014, an increase of $3,177,833 or 76.9%. The increase in total revenue for the six month ended June 30, 2015 as compared to June 30, 2014 was attributable to the increase in revenues from TCM raw materials and wood ear mushroom segment. Total revenue is summarized as follows:

	Three Months Ended June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$3,909,313	$1,150,855	$2,758,508	240%
Yew trees	344,919	872,437	(527,518)	(60)%
Wood ear mushroom	405,484	-	405,484	100%
Handicrafts	7,206	40,325	(33,119)	(82)%
Total	$4,666,922	$2,063,527	$2,603,355	126%

	Six Months Ended June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$4,866,320	$2,194,785	$2,671,535	122%
Yew trees	1,043,671	1,836,743	(793,072)	(43)%
Wood ear mushroom	1,304,672	-	1,304,672	100%
Handicrafts	94,714	100,016	(5,302)	(5)%
Total	$7,309,377	$4,131,544	$3,177,833	77%

For the three months ended June 30, 2015 compared to June 30, 2014, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical, and a one-time sales of yew tree extracts. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation. The decrease in revenue of handicrafts was mainly due to the decreased market demands with sales fluctuation. The Company started to sell wood ear mushroom in the last quarter of 2014 and therefore there is no comparable sales amount for the three months ended June 30, 2014.

For the six months ended June 30, 2015 compared to June 30, 2014, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical, and a one-time sales of yew tree extracts. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation. The revenues of handicrafts were comparable for the six months ended June 30, 2015 and 2014. The Company started to sell wood ear mushroom in the last quarter of 2014 and therefore there is no comparable sales amount for the six months ended June 30, 2014.

Cost of Revenues

For the three months ended June 30, 2015, cost of revenues amounted to $2,287,120 as compared to $424,935 for the three months ended June 30, 2014, an increase of $1,862,185 or 438.2%. For the three months ended June 30, 2015, cost of revenues accounted for 49% of total revenues compared to 20.6% of total revenues for the three months ended June 30, 2014.

For the six months ended June 30, 2015, cost of revenues amounted to $3,458,089 as compared to $952,669 for the six months ended June 30, 2014, an increase of $2,505,420 or 263%. For the six months ended June 30, 2015, cost of revenues accounted for 47.3% of total revenues compared to 23.1% of total revenues for the six months ended June 30, 2014.

Cost of revenues by product categories is as follows:

	Three Months Ended June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$1,847,197	$208,658	$1,638,539	785%
Yew trees	63,687	180,040	(116,353)	(65)%
Wood ear mushrooms	375,011	-	375,011	100%
Handicrafts	1,225	36,237	(35,012)	(97)%
Total	$2,287,120	$424,935	$1,862,185	438%

	Six Months Ended June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$1,995,521	$440,998	$1,554,523	353%
Yew trees	308,536	429,371	(120,835)	(28)%
Wood ear mushrooms	1,138,914	-	1,138,914	100%
Handicrafts	15,118	82,300	(67,182)	(82)%
Total	$3,458,089	$952,669	$2,505,420	263%

The increase in our cost of revenues for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily a result of the increase in costs of revenue in TCM raw materials and wood ear mushroom segment and offset by decrease in costs of revenue of yew tree and handicrafts segments.

The increase in cost of revenue in TCM raw material segment is attributable to the one-time sales of yew tree extracts and the increase in sales to our related party, Yew Pharmaceutical.

The decrease in cost of revenue in yew trees segment as compared to the three months ended June 30, 2014 was due to the decreased sales of yew trees.

We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative costs for the three months end June 30, 2015 and 2014.

The decrease in cost of revenue of handicrafts was attributable to the decrease of sales quantity in handicraft.

The increase in our cost of revenues for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily a result of the increase in costs of revenue in TCM raw materials and wood ear mushroom segment and offset by decrease in costs of revenue of yew tree and handicrafts segments.

The increase in cost of revenue in TCM raw material segment is attributable to the one-time sales of yew tree extracts and the increase in sales volume to our related party, Yew Pharmaceutical.

The decrease in cost of revenue in yew trees segment as compared to the six months ended June 30, 2014 was due to the decreased sales of yew trees.

We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative costs for the three months end June 30, 2015 and 2014.

The decrease in cost of revenue of handicrafts was attributable to the decrease of sales quantity in handicraft, and the changes of sales product mix as we sold more handicrafts with higher unit selling price in the first quarter of 2015.

Gross Profit

For the three months ended June 30, 2015, gross profit was $2,379,802 as compared to $1,638,632 for the three months ended June 30, 2014, representing gross margins of 51.0% and 79.4%, respectively. For the six months ended June 30, 2015, gross profit was $3,851,288 as compared to $3,178,875 for the six months ended June 30, 2014, representing gross margins of 52.7% and 76.9%, respectively. Gross profit margins by categories were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	(Decrease) Increase	2015	2014	(Decrease) Increase
TCM raw materials	52.7%	81.9%	(29.2)%	59.0%	79.9%	(20.9)%
Yew trees	81.5%	79.4%	2.1%	70.4%	76.6%	(6.2)%
Wood ear mushrooms	7.5%	-%	7.5%	12.7%	-%	12.7%
Handicrafts	83.0%	10.1%	72.9%	84.0%	17.7%	66.3%
Total	51.0%	79.4%	(28.4)%	52.7%	76.9%	(24.2)%

The decrease in our overall gross profit margin for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily attributable to the lower gross margin yield of wood ear mushroom segment, and the one-time yew tree extracts sales occurred in June, 2015.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily attributable to the lower gross profit margin of the one-time sales of yew tree extracts.

The gross margin percentage related to the sale of yew trees and seedlings for the three months ended June 30, 2015 remains consistent as compared to the three months ended June 30, 2014.

The gross margin percentage related to the sale of wood ear mushroom for the three months ended June 30, 2015 was 7.7%. We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative gross profits for the three months ended June 30, 2014.

The increase in our gross margin percentage related to the sale of handicrafts for the three months ended June 30, 2015 was primarily attributable to the changes of sales product mix in handicrafts.

The decrease in our overall gross profit margin for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to the lower gross margin yield of wood ear mushroom segment, , and the one-time yew tree extracts sales occurred in June, 2015.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to the lower gross profit margin of the one-time sales of yew tree extracts.

The gross margin percentage related to the sale of yew trees and seedlings for the six months ended June 30, 2015 remains consistent as compared to the six months ended June 30, 2014.

The gross margin percentage related to the sale of wood ear mushroom for the six months ended June 30, 2015 was 12.8%. We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative gross profits for the six months ended June 30, 2014.

The increase in our gross margin percentage related to the sale of handicrafts for the six months ended June 30, 2015 was primarily attributable to the changes of sales product mix in handicrafts.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Salary and related benefit	$4,480	$-	$8,343	$-
Shipping and handling	-	338	-	1,471
Other	4,595	323	5,420	950
Total	$9,075	$661	$13,763	$2,421

For the three months ended June 30, 2015, selling expenses were $9,075 as compared to $661 for the three months ended June 30, 2014, an increase of $8,414, or 1,272.9%. The increase in our selling expenses for the three months ended June 30, 2015 was primarily attributable to increase in salary and related benefit expenses and other miscellaneous expenses, partially offset by decrease in shipping and handling expenses.

For the six months ended June 30, 2015, selling expenses were $13,763 as compared to $2,421 for the six months ended June 30, 2014, an increase of $11,342, or 468.5%. The increase in our selling expenses for the six months ended June 30, 2015 was primarily attributable to increase in salary and related benefit expenses and other miscellaneous expenses, partially offset by decrease in shipping and handling expenses.

General and Administrative Expenses

For the three months ended June 30, 2015, general and administrative expenses amounted to $475,399, as compared to $220,361 for the three months ended June 30, 2014, an increase of $255,038, or 115.7%.

For the six months ended June 30, 2015, general and administrative expenses amounted to $942,777, as compared to $385,997 for the six months ended June 30, 2014, an increase of $556,780, or 144.2%.

General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Compensation and related benefits	$200,490	$39,069	$537,660	$72,853
Depreciation	27,208	34,400	54,330	69,606
Travel and entertainment	14,508	22,850	32,318	27,000
Professional fees	99,715	72,748	121,711	135,092
Research and development	13,906	-	13,906	-
Other	119,573	51,294	182,853	81,446
Total	$475,400	$220,361	$942,778	$385,997

The changes in general and administrative expenses for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, consisted of the following:

●	For the three months ended June 30, 2015, compensation and related benefits increased by $161,421, or 413.2%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, compensation and related benefits increased by $464,807, or 638%, as compared to the six months ended June 30, 2014. The increase in compensation and related benefits is mainly attributable to increase in stock-based compensation associated with related cost of issuance.

●	For the three months ended June 30, 2015, depreciation decreased by $7,192, or 20.9%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, depreciation decreased by $15,276, or 21.9%, as compared to the six months ended June 30, 2014. The decrease was primarily attributable to decrease in depreciable assets with one of the automobiles fully depreciated on July, 2014. In addition, we disposed of partial of our fix assets in the fourth quarter of 2014.

●	For the three months ended June 30, 2015, travel and entertainment decreased by $8,342, or 36.5% as compared to the three months ended June 30, 2014. The decrease was due to the decreased needs for travelling. For the six months ended June 30, 2015, travel and entertainment increased by $5,318, or 19.7% as compared to the six months ended June 30, 2014. The increase was primarily attributable to increase in travels relating to business coordination in the first quarter of 2015.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended June 30, 2015, professional fees increased by $26,967, or 37.1%, as compared to the three months ended June 30, 2014. This increase was primarily attributable to the company engaged the service providers to improve the visibility of the company’s publicly traded stocks. For the six months ended June 30, 2015, professional fees decreased by $13,381, or 9.9%, as compared to the six months ended June 30, 2014. This decrease was primarily attributable to decrease in fees paid to professionals for filing and reporting requirements as we saw our business operation stabilized.

●	For the three months ended June 30, 2015, other miscellaneous general and administrative expenses increased by $68,279, or 133.1%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, other miscellaneous general and administrative expenses increased by $101,407, or 124.5%, as compared to the six months ended June 30, 2014. The increase was primarily attributable to associated cost of the Company’s new U.S. principal executive office that was established in California during the first quarter of 2015.

Income from Operations

For the three months ended June 30, 2015, income from operations was $1,895,327 as compared to income from operations of $1,417,610 for the three months ended June 30, 2014, an increase of $477,717, or 33.7%. The increase was primarily attributable to the increase in revenues from TCM raw materials and wood ear mushroom segments.

For the six months ended June 30, 2015, income from operations was $2,894,747 as compared to income from operations of $2,790,457 for the six months ended June 30, 2014, an increase of $104,290, or 3.7%. The increase was primarily attributable to the increase in revenues from TCM raw materials and wood ear mushroom segments.

Other Income

For the three months ended June 30, 2015, total other income amounted to $112,319 as compared to total other expense of $139 for the three months ended June 30, 2014. The increase was mainly attributable to the receipt of PRC government allowance for planting TCM raw materials.

For the six months ended June 30, 2015, total other income amounted to $112,428 as compared to total other income of $2,255 for the six months ended June 30, 2014. The increase is mainly attributable to the receipt of PRC government allowance for planting TCM raw materials.

Provision for Income Taxes

For the three months ended June 30, 2015, provision for income taxes amounted to $1,990 as compared to $0 for the three months ended June 30, 2014.

For the six months ended June 30, 2015, provision for income taxes amounted to $43,129 as compared to $0 for the six months ended June 30, 2014.

Net Income

As a result of the factors described above, our net income was $2,005,656 or $0.04 and $0.03 per share (basic and diluted, respectively), for the three months ended June 30, 2015, as compared to net income of $1,417,471 or $0.03 per share (basic and diluted), for the three months ended June 30, 2014. As a result of the factors described above, our net income was $2,964,046 or $0.06 and $0.05 per share (basic and diluted, respectively), for the six months ended June 30, 2015, as compared to net income of $2,792,712 or $0.06 and $0.04 per share (basic and diluted, respectively), for the six months ended June 30, 2014.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2015, we reported an unrealized gain on foreign currency translation of $123,694, as compared to gain of $35,482 for the three months ended June 30, 2014. For the six months ended June 30, 2015, we reported an unrealized gain on foreign currency translation of $381,547, as compared to a loss of $222,486 for the six months ended June 30, 2014. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended June 30, 2015, comprehensive income of $2,129,350 was derived from the sum of our net income of $2,005,656 and a foreign currency translation gain of $123,694. For the three months ended June 30, 2014, comprehensive income of $1,452,953 was derived from the sum of our net income of $1,417,471 and a foreign currency translation gain of $35,482.

For the six months ended June 30, 2015, comprehensive income of $3,345,593 was derived from the sum of our net income of $2,964,046 and a foreign currency translation gain of $381,547. For the six months ended June 30, 2014, comprehensive income of $2,570,226 was derived from the sum of our net income of $2,792,712 and a foreign currency translation loss of $222,486.

Segment Operations

For the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom. Our reportable segments are strategic business units that offer different products. Compared with the three and six months ended June 30, 2015, there was no wood ear mushroom segment for the three and six month ended June 30, 2014. The four business segments are managed separately based on the fundamental differences in their operations. All of our operations except sales of yew tree extracts are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended June 30, 2015 and 2014 was as follows:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues
TCM raw materials	$1,552,816	$2,356,498	$3,909,314	$867,773	$283,032	$1,150,805
Yew trees	344,919	-	344,919	872,437	-	872,437
Handicrafts	7,206	-	7,206	40,325	-	40,325
Wood ear mushroom	-	405,483	405,483	-	-	-
Total revenues	$1,904,941	$2,761,981	$4,666,922	$1,780,535	$283,032	$2,063,537

Cost of Revenues
TCM raw materials	$1,468,402	$378,795	$1,847,197	$138,179	$70,479	$208,658
Yew trees	63,687	-	63,687	180,040	-	180,040
Handicrafts	1,225	-	1,225	36,237	-	36,237
Wood ear mushroom	-	375,011	375,011	-	-	-
Total cost of revenues	$1,533,314	$753,806	$2,287,120	$354,456	$70,479	$424,935

Information with respect to these reportable business segments for the six months ended June 30, 2015 and 2014 was as follows:

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues:
TCM raw materials	$2,301,210	$2,565,110	$4,866,320	$1,457,493	$737,291	$2,194,784
Yew trees	1,043,671	-	1,043,671	1,836,743	-	1,836,743
Handicrafts	94,714	-	94,714	100,017	-	100,017
Wood ear mushroom	-	1,304,672	1,304,672	-	-	-
Total revenues	$3,439,595	$3,869,782	$7,309,377	$3,394,253	$737,291	$4,131,544

Cost of sales:
TCM raw materials	$1,583,705	$411,816	$1,995,521	$257,401	$183,597	$440,998
Yew trees	308,536	-	308,536	429,371	-	429,371
Handicrafts	15,118	-	15,118	82,300	-	82,300
Wood ear mushroom	-	1,138,914	1,138,914	-	-	-
Total cost of revenues	$1,907,359	$1,550,730	$3,458,089	$769,072	$183,597	$952,669

TCM raw materials

During the three months ended June 30, 2015, we sold 9,000 kg of TCM raw materials as compared to 6,610 kg of TCM raw materials during the three months ended June 30, 2014, a 36.2% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

During the six months ended June 30, 2015, we sold 12,880 kg of TCM raw materials as compared to 12,680 kg of TCM raw materials during the six months ended June 30, 2014, a 1.6% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical, offset by decrease in sales volume to third-party customers.

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

For the three months ended June 30, 2015 and 2014, we had revenue of $2,356,498 and $283,032, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended June 30, 2015 and 2014, revenue from the sale of TCM raw materials to third parties amounted to $1,552,816 and $867,773, respectively.

For the six months ended June 30, 2015 and 2014, we had revenue of $2,565,110 and $737,291, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the six months ended June 30, 2015 and 2014, revenue from the sale of TCM raw materials to third parties amounted to $2,301,210 and $1,457,493, respectively.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is also our major purchaser of yew raw material used in the production of TCM. Yew Pharmaceutical is primarily owned directly and indirectly by Mr. Wang and Madame Qi, respectively.

TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals.

Sales volume was summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales volume - third parties (kg)	2,280	4,860	3,080	8,150
Sales volume - related party (kg)	6,720	1,750	9,800	4,530
Total sales volume	9,000	6,610	12,880	12,680

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended June 30, 2015, we sold approximately 18,000 pieces of yew seedlings and trees as compared to approximately 51,000 pieces of yew seedlings and trees for the three months ended June 30, 2014, a decrease in volume of 64.7%.

During the six months ended June 30, 2015, we sold approximately 54,000 pieces of yew seedlings and trees, as compared to approximately 120,000 pieces of yew seedlings and trees for the six months ended June 30, 2014, a decrease in volume of 55.0%.

The decrease in revenue of yew tree for the three and six months ended June 30, 2015 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation as compared to the three and six months ended June 30, 2014.

In connection with our entering into a land use agreement in July 2012 (the “Fuye Field Agreement”), we acquired more than 80,000 trees – which are not yew trees – located on that property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Larix trees are used primarily in landscaping and we began selling larix trees to customers during 2013. Spruce and poplar trees are used primarily as building materials. Since March 31, 2014, we began to sell spruce trees to customers and anticipate selling poplar trees in the next few years once these trees reach their maturities.

Wood ear mushrooms

During the three months ended June 30, 2015, we sold approximately 27,500 kg of wood ear mushroom in amount of $405,483 to our related party, Yew Pharmaceutical. During the six months ended June 30, 2015, we sold approximately 85,000 kg of wood ear mushroom in amount of $1,304,672 to our related party, Yew Pharmaceutical. As this is a newly introduced product category commenced during the fourth quarter of 2014, we expect to develop more customer resources and expand our wood ear sales in 2015.

Handicrafts

During the three months ended June 30, 2015 and 2014, revenue from the sale of handicrafts made from yew timber amounted to $7,206 and $40,325, respectively, decrease of $33,119, or 82.1%. The decrease in revenues of handicrafts was mainly due to the decreased market demands with sales. During the six months ended June 30, 2015 and 2014, revenue from the sale of handicrafts made from yew timber amounted to $94,714 and $100,017, respectively, decrease of $5,303, or 5.3%.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2015 and December 31, 2014, we had cash balances of $610,658 and $487,940, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2014 to June 30, 2015:

			December 31, 2014 to June 30, 2015
Category	June 30, 2015	December 31, 2014	Change	Percentage change
Current assets:
Cash	$610,658	$487,940	$122,718	25.2%
Accounts receivable	2,236,486	922,564	1,313,922	142.4%
Accounts receivable – related party	975,562	340,132	635,430	186.8%
Inventories	3,509,414	1,443,078	2,066,336	143.2%
Prepaid expenses and other assets	2,003,906	16,791	1,987,115	11,834.4%
Prepaid expenses – related party	126,731	5,787	120,944	2,089.9%
Current liabilities:
Accounts payable	427,165	-	427,165	100.0%
Accrued expenses and other payables	268,141	84,722	183,419	216.5%
Advances from customers	67,501	-	67,501	100.0%
Taxes payable	16,444	10,547	5,897	55.9%
Due to related parties	697,445	45,040	652,405	1,448.5%
Short-term borrowing	1,642,360	-	1,642,360	100.0%
Working capital:
Total current assets	9,462,757	3,216,292	6,246,465	194.2%
Total current liabilities	3,119,056	140,309	2,978,747	2,123.0%
Working capital	$6,343,701	$3,075,983	$3,267,718	106.2%

Our working capital increased by $3,267,718 to $6,343,701 at June 30, 2015, from working capital of $3,075,983 at December 31, 2014. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $1,313,000

●	an increase in accounts inventories of approximately $2,066,000

●	an increase in prepaid expenses and other assets of approximately $1,987,000 partially offset by:

●	a decrease in accounts receivable – related party of approximately $635,000

●	an increase in due to related parties of approximately $652,000

●	an increase in short-term borrowing of approximately $1,642,000

For the six months ended June 30, 2015, net cash flow used in operating activities was $1,572,060, as compared to net cash flow provided by operating activities of $2,853,353 for the six months ended June 30, 2014, a decrease of $4,425,413. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2015, net cash flow used in operating activities of $1,572,060 was primarily attributable to:

●	net income of approximately $2,964,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $76,000 and amortization of land use rights and yew forest assets of approximately $256,000, stock-based compensation of approximately $538,000, and issuance of common stock for professional service of approximately $13,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts payable of approximately $427,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,301,000, an increase in prepaid and other current assets of approximately $1,979,000, and an increase in inventories of approximately $2,071,000.

For the six months ended June 30, 2014, net cash flow provided by operating activities of $2,853,353 was primarily attributable to:

●	net income of approximately $2,793,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $92,000 and amortization of land use rights and yew forest assets of approximately $256,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in inventories of approximately $358,000, a decrease in accounts receivable – related parties of approximately $238,000.

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $912,000.

Net cash flow used in investing activities was approximately $596,000 for the six months ended June 30, 2015. During the six months ended June 30, 2015, we have made payment in approximately $589,000 for land use right and yew forest assets. Net cash flow used in investing activities was approximately $3,751,000 for the six months ended June 30, 2014. During the six months ended June 30, 2014, we sold one of our property and equipment and received proceeds in approximately $5,000. We have also made payment in approximately $3,756,000 for land use right and yew forest assets.

Net cash flow provided by financing activities was approximately $2,295,000 for the six months ended June 30, 2015 and consisted of proceeds of approximately $1,642,000 from bank loan and approximately $652,000 from our related parties. Net cash flow used in financing activities was approximately $24,000 for the six months ended June 30, 2014 and consisted of repayments for advance from our related parties.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive all of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2015 and December 31, 2014, approximately $37.3 million and $33.3 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of June 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$583,484	$43,781	$94,039	$137,785	$307,879
Total	$583,484	$43,781	$94,039	$137,785	$307,879

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $381,547 and loss of $222,486 for the six months ended June 30, 2015 and 2014, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YEW BIO-PHARM GROUP, INC.

Date: August 18, 2015	By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

