Form 10-Q
period 2015-09-30
Yew Bio-Pharm Group, Inc.
filed 2015-11-16
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

As of November 15, 2015, there were 51,500,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

		Page Number

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4

	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014	4

	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014	6

	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	36

ITEM 1A.	RISK FACTORS	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4.	MINE SAFETY DISCLOSURES	36

ITEM 5.	OTHER INFORMATION	36

ITEM 6.	EXHIBITS	36

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$171,483	$487,940
Accounts receivable	1,654,609	922,564
Accounts receivable - related party	-	340,132
Inventories	7,791,129	1,443,078
Due from related parties	47,601	-
Prepaid expenses - related party	369,232	5,787
Prepaid expenses and other assets	277,699	16,791
VAT recoverables	1,072,052	-

Total Current Assets	11,383,805	3,216,292

LONG-TERM ASSETS:
Long-term inventories, net	11,392,307	10,663,545
Property and equipment, net	725,122	856,250
Land use rights and yew forest assets, net	19,726,404	20,305,821

Total Long-term Assets	31,843,833	31,825,616

Total Assets	$43,227,638	$35,041,908

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$739,691	$-
Accounts payable – related party	1,480,698	-
Accrued expenses and other payables	175,227	84,722
Advances from customers	160,072	-
Taxes payable	48,600	10,547
Due to related parties	697,521	45,040
Short-term borrowings	1,642,360	-

Total Current Liabilities	4,944,169	140,309

Total Liabilities	4,944,169	140,309

SHAREHOLDERS' EQUITY:
Common stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 and 52,125,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	51,875	52,125
Additional paid-in capital	9,362,216	8,557,656
Retained earnings	23,848,364	20,444,667
Statutory reserves	3,594,628	3,100,766
Accumulated other comprehensive income - foreign currency translation adjustment	1,426,386	2,746,385

Total Shareholders' Equity	38,283,469	34,901,599

Total Liabilities and Shareholders' Equity	$43,227,638	$35,041,908

See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Revenues	$1,997,998	$1,135,825	$5,437,593	$4,530,078
Revenues - related party	2,999,203	565,099	6,868,985	1,302,390

Total Revenues	4,997,201	1,700,924	12,306,578	5,832,468

COST OF REVENUES:
Cost of revenues	1,900,418	236,793	3,807,777	1,005,865
Cost of revenues - related party	1,677,625	57,004	3,228,355	240,601

Total Cost of Revenues	3,578,043	293,797	7,036,132	1,246,466

GROSS PROFIT	1,419,158	1,407,127	5,270,446	4,586,002

OPERATING EXPENSES:
Selling	10,013	6,973	23,776	9,394
General and administrative	474,560	506,566	1,417,338	892,563

Total Operating Expenses	484,573	513,539	1,441,114	901,957

INCOME FROM OPERATIONS	934,585	893,588	3,829,332	3,684,045

OTHER INCOME (EXPENSES):
Interest income (expense)	(33,496)	(255)	(51,917)	36
Government grant	-	-	135,322	-
Other income (expense)	36,496	(617)	32,023	1,347

Total Other Income (Expenses)	3,000	(872)	115,428	1,383

INCOME BEFORE INCOME TAXES	937,585	892,716	3,944,760	3,685,428
PROVISION FOR INCOME TAXES	(4,071)	-	(47,200)	-
NET INCOME	$933,514	$892,716	$3,897,560	$3,685,428

COMPREHENSIVE INCOME (LOSS):
NET INCOME	$933,514	$892,716	$3,897,560	$3,685,428
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(1,701,546)	10,560	(1,319,999)	(211,926)

COMPREHENSIVE INCOME (LOSS)	$(768,032)	$903,276	$2,577,561	$3,473,502

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.02	$0.07	$0.07
Diluted	$0.02	$0.02	$0.07	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,158,967	51,639,946	52,136,447	50,552,656
Diluted	52,189,711	51,759,743	55,518,924	63,026,963

 See notes to unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,897,560	$3,685,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	112,837	132,355
Stock-based compensation	800,954	5,657
Stock issued for professional services	3,356	321,387
Amortization of land use rights and yew forest assets	1,108,773	384,467
Gain on disposal of property and equipment	(32,083)	(1,509)
Changes in operating assets and liabilities:
Accounts receivable	(783,741)	(1,189,571)
Accounts receivable - related party	339,740	375,596
Prepaid expenses and other current assets	(269,309)	(34,532)
Prepaid expenses - related party	(375,030)	21,030
Due from related parties	(13,383)	-
VAT recoverables	(1,105,672)	-
Inventories	(5,191,187)	(205,265)
Accounts payable	-	15,974
Accrued expenses and other payables	95,379	(9,992)
Advances from customers	165,092	-
Taxes payable	39,506	(5,857)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,207,208)	3,495,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	5,000
Purchase of property and equipment	(7,913)	(3,390)
Payment for land use rights and yew forest assets	(1,362,205)	(4,503,084)

NET CASH USED IN INVESTING ACTIVITIES	(1,370,118)	(4,501,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,642,360	-
Proceeds from related party advances	658,255	610
Repayments for related party advances	(5,656)	(25,674)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,294,959	(25,064)

EFFECT OF EXCHANGE RATE ON CASH	(34,090)	(8,123)

NET DECREASE IN CASH	(316,457)	(1,039,493)

CASH - Beginning of period	487,940	1,159,611

CASH - End of period	$171,483	$120,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$47,017	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Reclassification of yew forest assets to inventories	$190,817	$828,908

See notes to unaudited consolidated financial statements

 YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2015, and the results of operations and cash flows for the interim periods have been presented.

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

(1) Harbin Yew Food Co. Ltd is wholly owned by HDS and did not pay the registered capital as of September 30, 2015.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of YBP, its subsidiaries, operating VIE in which the Company is the primary beneficiary, and VIE’s subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

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

As of September 30, 2015, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’ operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co., Ltd. (HYF), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company’s entrance into the organic food and functional beverage market. HYF did not have any operation as of September 30, 2015.

The Company is principally engaged in (1) processing and selling yew raw materials or yew extracts used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; (3) manufacturing and selling furniture and handicrafts made of yew tree timber; (4) selling wood ear mushroom as finished goods; and (5) the others, mainly consisting of the transactions such as sale of yew candles in the third quarter of 2015. The Company is located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2015 and December 31, 2014, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s VIE and VIE’s subsidiary are as follows:

	September 30, 2015	December 31, 2014
Assets
Cash	$144,864	$446,554
Accounts receivable	1,614,549	922,564
Accounts receivable – related party	-	340,132
Inventories (current and long-term), net	18,534,780	12,106,623
Prepaid expenses and other assets	267,638	5,363
Prepaid expenses - related party	369,232	6,600
Due from related parties	47,601	-
VAT recoverables	1,072,052	-
Property and equipment, net	689,918	814,676
Land use rights and yew forest assets, net	19,726,404	20,305,822
Total assets of VIE and VIE’s subsidiary	$42,467,038	$34,948,334
Liabilities
Accounts payable	$739,691	$-
Accounts payable – related party	1,480,698	-
Accrued expenses and other payables	151,198	54,265
Advances from customers	160,072	-
Due to VIE holding companies	1,137,619	1,417,851
Short-term borrowings	1,642,360	-
Taxes payable	46,058	8,104
Due to related parties	1,684	2,958
Total liabilities of VIE and VIE’s subsidiary	$5,359,380	$1,483,178

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on the Company’s consolidated balance sheets. As of September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30, 2015			December 31, 2014
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$24,597	$2,710,268	$2,734,865	$120,478	$2,798,489	$2,918,967
Work-in-process	-	-	-	-	256,227	256,227
Finished goods	5,397,410	719,733	6,117,143	-	805,438	805,438
Yew seedlings and other trees	2,369,122	8,044,246	10,413,368	1,322,600	6,889,573	8,212,173
Total	7,791,129	11,474,247	19,265,376	1,443,078	10,749,727	12,192,805
Reserve for impairment - handicrafts	-	(81,940)	(81,940)	-	(86,182)	(86,182)
Inventories, net	$7,791,129	$11,392,307	$19,183,436	$1,443,078	$10,663,545	$12,106,623

See Note 9 for inventories purchased from related parties.

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of September 30, 2015 and December 31, 2014.

The Company’s subsidiary, VIE and its subsidiary, JSJ, HDS, and HYF, respectively, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with an exception of handicrafts, wood ear mushroom and yew candles sold. JSJ is a holding company and subject to regular corporate income tax rate of 25%, and has no operation profit for tax liabilities. HYF did not have any operation since its establishment.

Income before income tax expenses of $942,485 and $892,716 for the three months ended September 30, 2015 and 2014, respectively, and $3,949,660 and $3,685,428 for the nine months ended September 30, 2015 and 2014, respectively, were attributed to subsidiaries and VIE with operations in China. JSJ and HYF recorded no income tax expense for the three and nine months ended September 30, 2015 and 2014 due to the fact that JSJ has been incurring net losses and HYF did not have any operation since its establishment. HDS recorded income tax expense of $4,071 and $47,200 for the three and nine months ended September 30, 2015, respectively. HDS recorded no income tax expense for the three and nine months ended September 30, 2014 due to the fact that HDS was granted a tax exemption and had loss carry-forwards from previous periods to offset income tax liability generated for handicrafts.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax exemption effect	$317,419	$319,070	$1,185,109	$1,044,203
Tax reduction due to loss carry-forward	-	2,761	2,363	5,344
Loss not subject to income tax	(326)	(595)	(1,070)	(2,254)
Basic net income per share effect	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted net income per share effect	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. federal income tax rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)
PRC EIT rate	25%	25%	25%	25%
PRC tax exemption and reduction	(25%)	(25%)	(24%)	(25%)
Total provision for income taxes	-	-	1%	-

The deferred income tax assets or liabilities calculated pursuant to the EIT are not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments.

The Company incurred net operating losses for U.S. income tax purposes for the three and nine months ended September 30, 2015 and 2014. The net operating loss carry-forwards for U.S. income tax purposes amounted to $4,272,586 and $4,000,246 at September 30, 2015 and December 31, 2014, respectively, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at September 30, 2015 and December 31, 2014. The valuation allowance at September 30, 2015 and December 31, 2014 was $1,452,679 and $1,360,084, respectively. The net change in the valuation allowance was an increase of $294,477 and an increase of $34,953 during the three months ended September 30, 2015 and 2014, respectively. The net change in the valuation allowance was an increase of $92,595 and an increase of $72,867 during the nine months ended September 30, 2015 and 2014, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
U.S. tax benefit of net operating loss carry forward	$1,452,679	$1,360,084
Valuation allowance	(1,452,679)	(1,360,084)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $29.6 million and $24.7 million as of September 30, 2015 and December 31, 2014, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

In the third quarter of 2015, the Company started to sell yew candles to outside mainland China, in which case VAT regulations in the PRC allows an exemption of VAT output and at the same time, all the VAT input would be refunded. As of September 30, 2015 and December 31, 2014, VAT recoverables were $1,072,052 and zero, respectively.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. For the nine months ended September 30, 2015, a total of $65,856 was expensed under the SPA.

On July 22, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant for a period of three years. Pursuant to the Agreement, the Company agreed to issue to the consultant 1,250,000 shares of its Rule 144 restricted common stock for the service period. The consultant would provide financing and certain consultation services to the Company. The fair value of these common shares was determined to be $187,500 and was fully recognized upon the share issuance. On August 24, 2015, the Company signed a mutual rescission agreement with the consultant to rescind the Agreement. To execute the rescission, the Company shall cancel the 1,250,000 shares of the restricted common stock, and re-issue 625,000 shares of its Rule 144 restricted common stock as a settlement. Pursuant to the mutual rescission agreement, the Company reversed $62,500 compensation expense in the nine months ended September 30, 2015.

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

Stock option activities for the nine months ended September 30, 2015 and 2014 are summarized in the following table.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	27,205,512	0.26	22,805,512	0.22
Issued	-	-	600,000	0.20
Exercised	-	-	-	-
Forfeited	400,000	0.23	-	-
Balance at end of period	26,805,512	0.22	23,405,512	0.22
Option exercisable at end of period	22,985,512	0.22	22,805,512	0.22

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at September 30, 2015:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2015	Weighted Average Exercise Price
$0.20-0.23	26,805,512	2.25	$0.22	22,985,512	$0.22

As of September 30, 2015, the Company's outstanding stock options and exercisable stock options had no intrinsic value, based upon the Company's closing stock price of $0.13. Stock option expense recognized during the nine months ended September 30, 2015 amounted to $800,954.

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders for basic and diluted net income per share of common stock	$933,514	$892,716	$3,897,560	$3,685,428
Weighted average common stock outstanding – basic	52,158,967	51,639,946	52,136,447	50,552,656
Effect of dilutive securities:
Non-vested restricted common stock	30,744	119,797	136,895	75,824
Stock options issued to directors/officers/employees	-	-	3,245,582	12,398,483
Weighted average common stock outstanding – diluted	52,189,711	51,759,743	55,518,924	63,026,963
Net income per common share – basic	$0.02	$0.02	$0.07	$0.07
Net income per common share – diluted	$0.02	$0.02	$0.07	$0.06

NOTE 8 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and nine months ended September 30, 2015 and 2014, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Customer	2015	2014		2015	2014
A	40%	33%		56%	22%
B	38%	*	%	28%	* %
C	* %	*	%	* %	19%

*	Less than 10%

For the three and nine months ended September 30, 2015, three largest customers accounted for 78% and 84% of the Company's total sales, respectively. The Company did not have any receivable balance due from these customers as of September 30, 2015.

For the three and nine months ended September 30, 2014, the three largest customers accounted for 33% and 41% of the Company's total sales, respectively. The Company did not have any receivable balance due from these customers as of September 30, 2014.

Suppliers

For the three and nine months ended September 30, 2015 and 2014, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Supplier	2015	2014		2015	2014
A	67%	*	%	52%	41.2%
B	15%	*	%	17%	28.2%
C	10%	100%		16%	16.8%

For the three and nine months ended September 30, 2015, three largest suppliers accounted for 92% and 85% of the Company’s purchases, respectively, and accounted for 98% of the Company’s payable balance as of September 30, 2015.

For the three and nine months ended September 30, 2014, the three largest suppliers accounted for 100% and 86.2% of the Company’s total purchases, respectively, and the Company did not have any payable balance due to these suppliers as of September 30, 2014.

Some of the customers and suppliers listed above are related parties. See Note 9 for related party transactions.

NOTE 9 – RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”)	18% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., 39% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 31% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 12% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.
Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS.

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB1,000,000 (approximately $158,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceutical, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products.

For the three months ended September 30, 2015 and 2014, sales to Yew Pharmaceutical under the above agreements amounted to $2,999,203 and $565,099, respectively. For the nine months ended September 30, 2015 and 2014, sales to Yew Pharmaceutical under the above agreements amounted to $6,868,985 and $1,302,390, respectively.

On September 30, 2015 and December 31, 2014, the Company had zero and $340,132 accounts receivable from Yew Pharmaceutical, respectively.

During the three months ended September 30, 2015, the Company entered into a series of agreements with Yew Pharmaceutical to purchase yew candles and pine needle extract. For the three months ended September 30, 2015, purchase of inventories from Yew Pharmaceutical amounted to $5,466,865, with $3,516,529 inventory balance remained as of the end of the reporting period. As of September 30, 2015, the Company had $1,480,698 accounts payable to Yew Pharmaceutical.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company was required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended September 30, 2015 and 2014, rent expense related to the ZTC Lease amounted to $6,489 and $6,590, respectively. For the nine months ended September 30, 2015 and 2014, rent expense related to the ZTC Lease amounted to $19,777 and $19,810, respectively. At September 30, 2015 and December 31, 2014, prepaid rent to ZTC amounted to $115,053 and $6,600, which was included in prepaid expenses – related parties on the accompanying unaudited consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended September 30, 2015 and 2014, rent expense related to the Office Lease amounted to $599 and $609, respectively. For the nine months ended September 30, 2015 and 2014, rent expense related to the Office Lease amounted to $1,826 and $1,829, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the three months ended September 30, 2015 and 2014, rent expense related to the JSJ Lease amounted to $399 and $406, respectively. For the nine months ended September 30, 2015 and 2014, rent expense related to the JSJ Lease amounted to $1,217 and $1,219, respectively.

On September 30, 2015 and December 31, 2014, the total prepaid rent for the above operating leases with related parties amounted to $115,053 and $5,787, respectively, which was included in prepaid expenses-related party on the accompanying unaudited consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and other shareholders, excluding the borrowings from Madame Qi as disclosed below, amounted to $44,621 and $45,040 at September 30, 2015 and December 31, 2014, respectively.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. As of September 30, 2015, the total borrowings including the interest were $652,900.

Due from Related Parties

During the nine months ended September 30, 2015, the Company transferred a LandRover car, with a net book value of RMB22,348 (approximately $3,500), to HBP for a consideration of RMB220,000 (approximately $35,000). As of September 30, 2015, HBP did not pay the consideration to the Company.

For the nine months ended September 30, 2015, Mr. Wang received advance payments of RMB101,200 (approximately $16,000) from the Company for traveling expenditures and made full repayment in October, 2015.

As of September 30, 2015, due from related parties resulted from the above transactions, net of amount due to Mr. Wang aforementioned, totaled $47,601.

Prepaid Expenses – Related Parties

During the nine months ended September 30, 2015, the Company made a payment of RMB1,615,000 (approximately $254,000) to ZTC for future purchase of yew seedlings. The seedlings have been delivered to the Company in October of 2015. As of September 30, 2015, prepaid expenses for the seedlings amounted to $254,179.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, the Company entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of September 30, 2015, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended September 30, 2015 and 2014, the Company appropriated to the statutory surplus reserve in the amount of $128,459 and $128,732, respectively. For the nine months ended September 30, 2015 and 2014, the Company appropriated to the statutory surplus reserve in the amount of $493,732 and $419,818, respectively. The accumulated balance of the statutory reserve of the Company as of September 30, 2015 and December 31, 2014 was $3,594,628 and $3,100,766, respectively.

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

For the three and nine months ended September 30, 2015, the Company operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the others, mainly consisting of the transactions such as sale of yew candles in the third quarter of 2015. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew tree extracts are conducted in the PRC.

The Company operated in the TCM segment, yew tree segment, and handicrafts segment for the three and nine months ended September 30, 2014. The wood ear mushroom segment was established in the fourth quarter of 2014 and the others include transactions occurred in the third quarter of 2015.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2015	2014	2015	2014
Revenues:
TCM raw materials	$2,845,904	$1,161,838	$7,712,224	$3,356,622
Yew trees	96,275	514,130	1,139,946	2,350,874
Handicrafts	15,417	24,956	110,131	124,972
Wood ear mushroom	134,962	-	1,439,634	-
Others	1,904,643	-	1,904,643	-
	$4,997,201	$1,700,924	$12,306,578	$5,832,468
Cost of revenues:
TCM raw materials	$1,586,981	$170,950	$3,582,502	$612,843
Yew trees	18,460	117,515	326,996	547,636
Handicrafts	8,000	5,332	23,118	85,987
Wood ear mushroom	124,547	-	1,263,461	-
Others	1,840,055	-	1,840,055	-
	$3,578,043	$293,797	$7,036,132	$1,246,466
Depreciation and amortization:
TCM raw materials	$643	$124,839	$269,009	$366,726
Yew trees	143,096	11,964	152,686	45,212
Handicrafts	6,926	6,266	21,109	21,189
Wood ear mushroom	-	-	-	-
Others	31,061	26,213	63,072	83,695
	$181,726	$169,282	$505,876	$516,822
Net income (loss):
TCM raw materials	$1,258,923	$990,888	$4,129,722	$2,743,780
Yew trees	77,815	396,615	812,950	1,803,237
Handicrafts	7,417	19,641	87,013	39,002
Wood ear mushroom	10,415	-	176,173	-
Others	(421,056)	(514,428)	(1,308,298)	(900,591)
	$933,514	$892,716	$3,897,560	$3,685,428

	September 30, 2015
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$19,412,943	$841,352	$38,518	$-	$158,713	$20,451,526

	December 31, 2014
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$19,973,775	$915,551	$63,319	$-	$209,246	$21,162,071

The Company does not allocate any selling, general and administrative expenses, other income/expenses to its reportable segments because these activities are managed at corporate level. In addition, the specified amounts for interest expense and income tax expense are not included in the measurement of segment profit or loss reviewed by the chief operating decision maker and these specified amounts are not regularly provided to the chief operating decision maker. Therefore, the Company has not disclosed interest expense and income tax expense for each reportable segment.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, and consolidated financial conditions as of September 30, 2015 and December 31, 2014 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and nine months ended September 30, 2015 as compared to three and nine months ended September 30, 2014, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sales of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sales of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sales of furniture and handicrafts made of yew timber; (4) the wood ear mushroom segment, consisting of the sales of wood ear mushroom; and (5) the others, consisting of the sales of yew candle. Our reportable segments are strategic business units that offer different products. Compared with the three and nine months ended September 30, 2015, there were no wood ear mushroom and yew candle sales for the three and nine months ended September 30, 2014. The five business segments are managed separately based on the fundamental differences in their operations. All of our operations except the sales of yew tree extracts are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the nine months ended September 30, 2015, revenues from the sales of TCM raw materials represented approximately 62.7% of consolidated revenue (including 44.0% of consolidated revenues from a related party); sales of yew trees represented approximately 9.3% of consolidated revenue; sales of wood ear mushroom represented approximately 11.7% of consolidated revenue; sales of handicrafts represented approximately 0.9% of consolidated revenue; and the sales of others represented approximately 15.5% of consolidated revenue. For the nine months ended September 30, 2014, revenues from the sales of TCM raw materials represented approximately 57.6% of consolidated revenue (including 22% of consolidated revenues from a related party); sales of yew trees represented approximately 40.3% of consolidated revenue; and the sales of handicrafts represented approximately 2.1% of consolidated revenue.

For the three months ended September 30, 2015, revenues from the sales of TCM raw materials represented approximately 56.9% of consolidated revenue (including 57% of consolidated revenues from a related party); sales of yew trees represented approximately 1.9% of consolidated revenue; sales of wood ear mushroom represented approximately 2.7% of consolidated revenue; sales of handicrafts represented approximately 0.3% of consolidated revenue; and the sales of others represented approximately 38.1% of consolidated revenue. For the three months ended September 30, 2014, revenues from the sales of TCM raw materials represented approximately 68.3% of consolidated revenue (including 33% of consolidated revenues from a related party); sales of yew trees represented approximately 30.2% of consolidated revenue; and the sales of handicrafts represented approximately 1.5% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. YBP has no significant business operations in the U.S. for the current reporting period except for a one-time sales contract to sell yew tree extracts to a third party in Hong Kong, China. The expenses (approximately $1,052,160 and $216,458 for the nine months ended September 30, 2015 and 2014, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, and other costs related to issuance of common stock for professional service. As of September 30, 2015, YBP had approximately $171,483 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,139, including approximately $3,139 in cash at September 30, 2015. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of September 30, 2015, Harbin Yew Food Co. Ltd., had no business operation yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of an individual receivable balance, we consider many factors, including the age of the balance, a customer’s historical payment data, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of September 30, 2015 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues - third parties	$1,997,998	$1,135,825	$5,437,593	$4,530,078
Revenues - related party	2,999,203	565,099	6,868,985	1,302,390
Total revenues	4,997,201	1,700,924	12,306,578	5,832,468
Cost of revenues - third parties	1,900,418	236,793	3,807,777	1,005,865
Cost of revenues - related party	1,677,625	57,004	3,228,355	240,601
Total cost of revenues	3,578,043	293,797	7,036,132	1,246,466
Gross profit	1,419,158	1,407,127	5,270,446	4,586,002
Operating expenses	484,573	513,539	1,441,114	901,957
Income from operations	934,585	893,588	3,829,332	3,684,045
Other income (expenses)	3,000	(872)	115,428	1,383
Net income before income taxes	937,585	892,716	3,944,760	3,685,428
Income taxes	(4,071)	-	(47,200)	-
Net income	933,514	892,716	3,897,560	3,685,428
Other comprehensive income:
Foreign currency translation adjustment	(1,701,546)	10,560	(1,319,999)	(211,926)
Comprehensive income	$(768,032)	$903,276	$2,577,561	$3,473,502

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Revenues

For the three months ended September 30, 2015, we had total revenues of $4,997,201, as compared to $1,700,924 for the three months ended September 30, 2014, an increase of $3,296,277 or 193.8%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials, wood ear mushroom and the others segment.

For the nine months ended September 30, 2015, we had total revenues of $12,306,578, as compared to $5,832,468 for the nine months ended September 30, 2014, an increase of $6,474,110 or 111%. The increase in total revenue for the nine month ended September 30, 2015 as compared to September 30, 2014 was attributable to the increase in revenues from TCM raw materials, wood ear mushroom and the others segment. Total revenue is summarized as follows:

	Three Months Ended September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$2,845,904	$1,161,838	$1,684,066	145%
Yew trees	96,275	514,130	(417,855)	(81)%
Wood ear mushroom	134,962	-	134,962	100%
Handicrafts	15,417	24,956	(9,539)	(38)%
Others	1,904,643	-	1,904,643	100%
Total	$4,997,201	$1,700,924	$3,296,277	194%

	Nine Months Ended September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$7,712,224	$3,356,622	$4,355,602	130%
Yew trees	1,139,946	2,350,874	(1,210,928)	(52)%
Wood ear mushroom	1,439,634	-	1,439,634	100%
Handicrafts	110,131	124,972	(14,841)	(12)%
Others	1,904,643	-	1,904,643	100%
Total	$12,306,578	$5,832,468	$6,474,110	111%

For the three months ended September 30, 2015 compared to September 30, 2014, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation. The decrease in revenue of handicrafts was mainly due to the decreased market demands with sales fluctuation. The Company started to sell wood ear mushroom in the last quarter of 2014 and therefore there was no comparable sales amount for the three months ended September 30, 2014. The “Others” segment includes the sales of yew candles that the Company started to sell in the third quarter of 2015, and therefore there was no comparable sales amount for the three months ended September 30, 2014 as well.

For the nine months ended September 30, 2015 compared to September 30, 2014, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical, and a one-time sales of yew tree extracts. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation. The revenues of handicrafts were comparable for the nine months ended September 30, 2015 and 2014. The Company started to sell wood ear mushroom in the last quarter of 2014 and therefore there was no comparable sales amount for the three months ended September 30, 2014. The “Others” segment includes the sales of yew candles that the Company started to sell in the third quarter of 2015, and therefore there was no comparable sales amount for the three months ended September 30, 2014 as well.

Cost of Revenues

For the three months ended September 30, 2015, cost of revenues amounted to $3,578,043 as compared to $293,797 for the three months ended September 30, 2014, an increase of $3,284,246 or 1,117.9%. For the three months ended September 30, 2015, cost of revenues accounted for 71.6% of total revenues compared to 17.3% of total revenues for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, cost of revenues amounted to $7,036,132 as compared to $1,246,466 for the nine months ended September 30, 2014, an increase of $5,789,666 or 464.5%. For the nine months ended September 30, 2015, cost of revenues accounted for 57.2% of total revenues compared to 21.4% of total revenues for the nine months ended September 30, 2014.

Cost of revenues by product categories is as follows:

	Three Months Ended September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$1,586,981	$170,950	$1,416,031	828%
Yew trees	18,460	117,515	(99,055)	(84)%
Wood ear mushrooms	124,547	-	124,547	100%
Handicrafts	8,000	5,332	2,668	50%
Others	1,840,055	-	1,840,055	100%
Total	$3,578,042	$293,797	$3,284,246	1,118%

	Nine Months Ended September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$3,582,502	$612,843	$2,969,659	485%
Yew trees	326,996	547,636	(220,640)	(40)%
Wood ear mushrooms	1,263,461	-	1,263,461	100%
Handicrafts	23,118	85,987	(62,869)	(73)%
Others	1,840,055	-	1,840,055	100%
Total	$7,036,132	$1,246,466	$5,789,666	465%

The increase in our cost of revenues for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily a result of the increase in costs of revenue in TCM raw materials, the others, and wood ear mushroom segment and offset by decreasing in costs of revenue of yew tree segment.

The increase in cost of revenue in TCM raw material segment was mainly attributable to the increase in sales to our related party, Yew Pharmaceutical.  We also sold some TCM raw materials processed from the whole yew trees in PingShan plantation during the third quarter of 2015 that eventually increased the unit cost of TCM raw materials for the three months ended September 30, 2015. In addition, we temporally purchased some TCM raw materials from the third party supplier to fulfill the demands of our related party, Yew Pharmaceutical.

The decrease in cost of revenue in yew trees segment as compared to the three months ended September 30, 2014 was due to the decreased sales of yew trees.

We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative costs for the three months end September 30, 2015 and 2014.

We started to sell yew candle product which is included in “Others” segment in the third quarter of 2015, and therefore there were no comparative costs for the three months end September 30, 2015 and 2014.

The increase in our cost of revenues for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily a result of the increase in costs of revenue in TCM raw materials, the others, and wood ear mushroom segments and offset by decreasing in costs of revenue of yew tree and handicrafts segments.

The increase in cost of revenue in TCM raw material segment were primarily attributable to the one-time sales of yew tree extracts and the increase in sales to our related party, Yew Pharmaceutical.  We also sold some TCM raw materials processed from the whole yew trees in PingShan plantation during the third quarter of 2015 that eventually increased the unit cost of our TCM raw materials. In addition, we temporally purchased some TCM raw materials from the third party supplier to fulfill the demands of our related party, Yew Pharmaceutical in the third quarter of 2015.

The decrease in cost of revenue in yew trees segment as compared to the nine months ended September 30, 2014 was due to the decreased sales of yew trees.

We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative costs for the three months end September 30, 2015 and 2014.

The decrease in cost of revenue of handicrafts was attributable to the decrease of sales quantity in handicraft, and the changes of sales product mix as we sold more handicrafts with higher unit selling price in the first quarter of 2015.

We started to sell yew candle product which is included in “Others” segment in the third quarter of 2015, and therefore there were no comparative costs for the three months end September 30, 2015 and 2014.

Gross Profit

For the three months ended September 30, 2015, gross profit was $1,419,158 as compared to $1,407,127 for the three months ended September 30, 2014, representing gross profit margins of 28.4% and 82.7%, respectively. For the nine months ended September 30, 2015, gross profit was $5,270,446 as compared to $4,586,002 for the nine months ended September 30, 2014, representing gross margins of 42.8% and 78.6%, respectively. Gross profit margins by categories were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	(Decrease) Increase	2015	2014	(Decrease) Increase
TCM raw materials	44.2%	85.3%	(41.1)%	53.5%	81.7%	(28.2)%
Yew trees	80.8%	77.1%	3.7%	71.3%	76.7%	(5.4)%
Wood ear mushrooms	7.7%	-%	7.7%	12.2%	-%	12.2%
Handicrafts	48.1%	78.6%	(30.5)%	79.0%	31.2%	47.8%
Others	3.4%	-%	3.4%	3.4%	-%	3.4%
Total	28.4%	82.7%	(54.3)%	42.8%	78.6%	35.8%

The decrease in our overall gross profit margin for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 were primarily attributable to the lower gross margin yield of TCM raw materials and handicrafts.

The decrease in our gross profit margin related to the sale of TCM raw materials for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily attributable to the sales of some TCM raw materials processed from the whole yew trees in PingShan plantation during the third quarter of 2015 that eventually decreased the gross profit margin of TCM raw materials for the three months ended September 30, 2015. In addition, we temporally purchased some TCM raw materials from the third party supplier to fulfill the demands of our related party, Yew Pharmaceutical, which also contributed lower gross profit margin for the three months ended September 30, 2015.

The gross margin percentage related to the sale of yew trees and seedlings for the three months ended September 30, 2015 remains consistent as compared to the three months ended September 30, 2014.

The gross margin percentage related to the sale of wood ear mushroom for the three months ended September 30, 2015 was 7.7%. We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative gross profits for the three months ended September 30, 2015 and 2014.

The decrease in our gross margin percentage related to the sale of handicrafts for the three months ended September 30, 2015 was primarily attributable to the changes of sales product mix in handicrafts.

The gross margin percentage related to the sale of yew candle which is included in the “Others” segment for the three months ended September 30, 2015 was 3.4%. We started to sell yew candle product in the third quarter of 2015, and therefore there were no comparative gross profit margins for the three months ended September 30, 2015 and 2014.

The decrease in our overall gross profit margin for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 were primarily attributable to the lower gross margin yield of TCM raw materials.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily attributable to the lower gross profit margin of the one-time sales of yew tree extracts in June, 2015. Also, we sold some TCM raw materials processed from the whole yew trees in PingShan plantation during the third quarter of 2015 that eventually decreased the gross profit margin of TCM raw materials in the third quarter of 2015. In addition, we temporally purchased some TCM raw materials from the third party supplier to fulfill the demands of our related party, Yew Pharmaceutical in the third quarter of 2015 which also contributed lower gross profit margin of TCM raw materials for the nine months ended September 30, 2015.

The gross margin percentage related to the sale of yew trees and seedlings for the nine months ended September 30, 2015 remains consistent as compared to the nine months ended September 30, 2014.

The gross margin percentage related to the sale of wood ear mushroom for the nine months ended September 30, 2015 was 12.2%. We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore there were no comparative gross profit margins for the nine months ended September 30, 2015 and 2014.

The increase in our gross margin percentage related to the sale of handicrafts for the nine months ended September 30, 2015 was primarily attributable to the changes of sales product mix in handicrafts.

The gross margin percentage related to the sale of yew candle which is included in the “Others” segment for the nine months ended September 30, 2015 was 3.4%. We started to sell yew candle product in the third quarter of 2015, and therefore there were no comparative gross profit margins for the three months ended September 30, 2015 and 2014.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Salary and related benefit	$3,928	$4,032	$12,272	$4,032
Shipping and handling	-	26	-	1,497
Other	6,085	2,915	11,504	3,865
Total	$10,013	$6,973	$23,776	$9,394

For the three months ended September 30, 2015, selling expense was $10,013 as compared to $6,973 for the three months ended September 30, 2014, an increase of $3,040, or 43.6%. The increase in our selling expenses for the three months ended September 30, 2015 was primarily attributable to the increase of other miscellaneous expenses, partially offset by decrease in shipping and handling expenses and in salary and related benefit expenses.

For the nine months ended September 30, 2015, selling expense was $23,776 as compared to $9,394 for the nine months ended September 30, 2014, an increase of $14,382, or 153.1%. The increase in our selling expenses for the nine months ended September 30, 2015 was primarily attributable to increase in salary and related benefit expenses and other miscellaneous expenses, partially offset by decrease in shipping and handling expenses.

General and Administrative Expenses

For the three months ended September 30, 2015, general and administrative expenses amounted to $474,560, as compared to $506,566 for the three months ended September 30, 2014, a decrease of $32,006, or 6.3%.

For the nine months ended September 30, 2015, general and administrative expenses amounted to $1,417,338, as compared to $892,563 for the nine months ended September 30, 2014, an increase of $524,775, or 58.8%.

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation and related benefits	$263,294	$333,288	$800,954	$406,199
Depreciation	26,499	29,642	80,829	99,248
Travel and entertainment	19,698	10,871	52,016	37,871
Professional fees	21,583	67,149	143,293	202,241
Other	143,486	65,616	340,246	147,004
Total	$474,560	$506,566	$1,417,338	$892,563

The changes in general and administrative expenses for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, consisted of the following:

●	For the three months ended September 30, 2015, compensation and related benefits decreased by $69,994, or 21%, as compared to the three months ended September 30, 2014. The decrease in compensation and related benefits was mainly attributable to lower expense recognized in stock-based compensation associated with related cost of issuance for the three months ended September 30, 2015. For the nine months ended September 30, 2015, compensation and related benefits increased by $394,755, or 97%, as compared to the nine months ended September 30, 2014. The increase in compensation and related benefits was mainly attributable to increase in stock-based compensation associated with related cost of issuance.

●	For the three months ended September 30, 2015, depreciation decreased by $3,143, or 11%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, depreciation decreased by $18,419, or 19%, as compared to the nine months ended September 30, 2014. The decrease was primarily attributable to decrease in depreciable assets with one of the automobiles fully depreciated on July, 2014. In addition, we disposed of partial of our fix assets after the fourth quarter of 2014.

●	For the three months ended September 30, 2015, travel and entertainment increased by $8,827, or 81% as compared to the three months ended September 30, 2014. The increase was due to the increased requirements for travelling. For the nine months ended September 30, 2015, travel and entertainment increased by $14,145, or 37% as compared to the nine months ended September 30, 2014. The increase was primarily attributable to increase in travels relating to business coordination in the first quarter of 2015.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended September 30, 2015, professional fees decreased by $45,566, or 68%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, professional fees decreased by $58,948, or 29%, as compared to the nine months ended September 30, 2014.

●	For the three months ended September 30, 2015, other miscellaneous general and administrative expenses increased by $77,870, or 119%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, other miscellaneous general and administrative expenses increased by $193,242, or 131%, as compared to the nine months ended September 30, 2014. The increase was primarily attributable to associated cost of the Company’s new U.S. principal executive office that was established in California during the first quarter of 2015.

Income from Operations

For the three months ended September 30, 2015, income from operations was $934,585 as compared to income from operations of $893,588 for the three months ended September 30, 2014, an increase of $40,997, or 4.6%. The increase were primarily attributable to the increase in revenues from TCM raw materials, wood ear mushroom and others segment.

For the nine months ended September 30, 2015, income from operations was $3,829,332 as compared to income from operations of $3,684,045 for the nine months ended September 30, 2014, an increase of $145,287, or 3.9%. The increase were primarily attributable to the increase in revenues from TCM raw materials, wood ear mushroom and others segment.

Other Income

For the three months ended September 30, 2015, total other income amounted to $3,000 as compared to total other expense of $872 for the three months ended September 30, 2014. The increase was mainly attributable to the exchange gain generated from the normal business operations.

For the nine months ended September 30, 2015, total other income amounted to $115,428 as compared to total other income of $1,383 for the nine months ended September 30, 2014. The increase is mainly attributable to the receipt of PRC government subsidy for planting TCM raw materials.

Provision for Income Taxes

For the three months ended September 30, 2015, provision for income taxes amounted to $4,071 as compared to $0 for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, provision for income taxes amounted to $47,200 as compared to $0 for the nine months ended September 30, 2014.

Net Income

As a result of the factors described above, our net income was $933,514 or $0.02 per share (basic and diluted), for the three months ended September 30, 2015, as compared to net income of $892,716 or $0.02 per share (basic and diluted), for the three months ended September 30, 2014. As a result of the factors described above, our net income was $3,897,560 or $0.07 (basic and diluted), for the nine months ended September 30, 2015, as compared to net income of $3,685,428 or $0.07 and $0.06 per share (basic and diluted, respectively), for the nine months ended September 30, 2014.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2015, we reported an unrealized loss on foreign currency translation of $1,701,546, as compared to gain of $10,560 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we reported an unrealized loss on foreign currency translation of $1,319,999, as compared to a loss of $211,926 for the nine months ended September 30, 2014. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended September 30, 2015, comprehensive loss of $768,032 was derived from the sum of our net income of $933,514 and a foreign currency translation loss of $1,701,546. For the three months ended September 30, 2014, comprehensive income of $903,276 was derived from the sum of our net income of $892,716 and a foreign currency translation gain of $10,560.

For the nine months ended September 30, 2015, comprehensive income of $2,577,561 was derived from the sum of our net income of $3,897,560 and a foreign currency translation loss of $1,319,999. For the nine months ended September 30, 2014, comprehensive income of $3,473,502 was derived from the sum of our net income of $3,685,428 and a foreign currency translation loss of $211,926.

Segment Operations

For the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the others, mainly consisting of the transactions such as sale of yew candles in the third quarter of 2015. Our reportable segments are strategic business units that offer different products. Compared with the three and nine months ended September 30, 2015, there were no wood ear mushroom and others segments for the three and nine month ended September 30, 2014. The five business segments are managed separately based on the fundamental differences in their operations. All of our operations except sales of yew tree extracts are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended September 30, 2015 and 2014 was as follows:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues
TCM raw materials	$-	$2,845,904	$2,845,904	$596,739	$565,099	$1,161,838
Yew trees	96,275	-	96,275	514,130	-	514,130
Handicrafts	2,908	12,509	15,417	24,956	-	24,956
Wood ear mushroom	-	134,962	134,962	-	-	-
Others	1,904,643	-	1,904,643	-	-	-
Total revenues	$2,003,826	$2,993,375	$4,997,201	$1,135,825	$565,099	$1,700,924

Cost of Revenues
TCM raw materials	$-	$1,586,981	$1,586,981	$113,946	$57,004	$170,950
Yew trees	18,460	-	18,460	117,515	-	117,515
Handicrafts	2,111	5,889	8,000	5,332	-	5,332
Wood ear mushroom	-	124,547	124,547	-	-	-
Others	1,840,055	-	1,840,055	-	-	-
Total cost of revenues	$1,860,626	$1,717,417	$3,578,043	$236,793	$57,004	$293,797

Information with respect to these reportable business segments for the nine months ended September 30, 2015 and 2014 was as follows:

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues:
TCM raw materials	$2,301,210	$5,411,014	$7,712,224	$2,054,232	$1,302,390	$3,356,622
Yew trees	1,139,946	-	1,139,946	2,350,874	-	2,350,874
Handicrafts	97,622	12,509	110,131	124,972	-	124,972
Wood ear mushroom	-	1,439,634	1,439,634	-	-	-
Others	1,904,643	-	1,904,643	-	-	-
Total revenues	$5,443,421	$6,863,157	$12,306,578	$4,530,078	$1,302,390	$5,832,468

Cost of sales:
TCM raw materials	$1,583,705	$1,998,797	$3,582,502	$372,242	$240,601	$612,843
Yew trees	326,996	-	326,996	547,636	-	547,636
Handicrafts	17,229	5,889	23,118	85,987	-	85,987
Wood ear mushroom	-	1,263,461	1,263,461	-	-	-
Others	1,840,055	-	1,840,055	-	-	-
Total cost of revenues	$3,767,985	$3,268,147	$7,036,132	$1,005,865	$240,601	$1,246,466

TCM raw material

During the three months ended September 30, 2015, we sold 11,074 kg of TCM raw materials as compared to 5,115 kg of TCM raw materials during the three months ended September 30, 2014, a 116.5% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

During the nine months ended September 30, 2015, we sold 23,954 kg of TCM raw materials as compared to 17,795 kg of TCM raw materials during the nine months ended September 30, 2014, a 34.6% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical. We also sold the one-time yew tree extract of 112 kg to a third party customer in June, 2015, but we did not have any sales of yew tree extract in the past.

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

For the three months ended September 30, 2015 and 2014, we had revenue of $2,845,904 and $565,099, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended September 30, 2015 and 2014, revenue from the sale of TCM raw materials to third parties amounted to zero and $596,739, respectively.

For the nine months ended September 30, 2015 and 2014, we had revenue of $5,411,014 and $1,302,390, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the nine months ended September 30, 2015 and 2014, revenue from the sale of TCM raw materials to third parties amounted to $2,301,210 and $2,054,232, respectively.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is also our major purchaser of yew raw material used in the production of TCM. Yew Pharmaceutical is primarily owned directly and indirectly by Mr. Wang and Madame Qi, respectively.

TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals.

Sales volume of TCM was summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales volume - third parties (kg)	-	2,940	3,080	11,090
Sales volume - related party (kg)	11,074	2,175	20,874	6,705
Total sales volume	11,074	5,115	23,954	17,795

Sales volume of yew tree extract was summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales volume - third parties (kg)	-	-	112	-
Total sales volume	-	-	112	-

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew tree

During the three months ended September 30, 2015, we sold approximately 6,000 pieces of yew seedlings and trees as compared to approximately 32,000 pieces of yew seedlings and trees for the three months ended September 30, 2014, a decrease in volume of 81.3%.

During the nine months ended September 30, 2015, we sold approximately 60,000 pieces of yew seedlings and trees, as compared to approximately 152,000 pieces of yew seedlings and trees for the nine months ended September 30, 2014, a decrease in volume of 60.5%.

The decrease in revenue of yew tree for the three and nine months ended September 30, 2015 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation as compared to the three and nine months ended September 30, 2014.

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

Wood ear mushroom

During the three months ended September 30, 2015, we sold approximately 10,000 kg of wood ear mushroom in amount of $134,962 to our related party, Yew Pharmaceutical. During the nine months ended September 30, 2015, we sold approximately 95,000 kg of wood ear mushroom in amount of $1,439,634 to our related party, Yew Pharmaceutical. As this is a newly introduced product category commenced during the fourth quarter of 2014, we expect to develop more customer resources and expand our wood ear sales in 2015.

Handicraft

During the three months ended September 30, 2015 and 2014, revenue from the sale of handicrafts made from yew timber amounted to $15,417 and $24,956, respectively, decrease of $9,539, or 38.2%. During the nine months ended September 30, 2015 and 2014, revenue from the sale of handicrafts made from yew timber amounted to $110,131 and $124,972, respectively, decrease of $14,841, or 11.9%. The decrease in revenues of handicrafts was mainly due to the decreased market demands with sales fluctuation.

We continued to evaluate the effectiveness and design of our selling efforts in the handicraft segment which had included establishing the appropriate sales volume goals with our distributors to reach our desired sales volume of handicrafts.

Others

During the three and nine months ended September 30, 2015, we sold approximately 26,000 yew candles in amount of $1,904,643 to third party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2015 and December 31, 2014, we had cash balances of $171,483 and $487,940, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2014 to September 30, 2015:

			December 31, 2014 to September 30, 2015
Category	September 30, 2015	December 31, 2014	Change	Percentage change
Current assets:
Cash	$171,483	$487,940	$(316,457)	(64.9)%
Accounts receivable	1,654,609	922,564	732,045	79.3%
Accounts receivable – related party	-	340,132	(340,132)	(100.0)%
Inventories	7,791,129	1,443,078	6,348,051	439.9%
Due from related parties	47,601	-	47,601	100.0%
Prepaid expenses and other assets	277,699	16,791	260,908	1,553.9%
Prepaid expenses – related party	369,232	5,787	363,445	6,280.4%
VAT recoverables	1,072,052	-	1,072,052	100.0%
Current liabilities:
Accounts payable	739,691	-	739,691	100.0%
Accounts payable – related party	1,480,698	-	1,480,698	100.0%
Accrued expenses and other payables	175,227	84,722	90,505	106.8%
Advances from customers	160,072	-	160,072	100.0%
Taxes payable	48,600	10,547	38,053	360.8%
Due to related parties	697,521	45,040	652,481	1,448.7%
Short-term borrowing	1,642,360	-	1,642,360	100.0%
Working capital:
Total current assets	11,383,805	3,216,292	8,167,513	253.9%
Total current liabilities	4,944,169	140,309	4,803,860	3,423.8%
Working capital	$6,439,636	$3,075,983	$3,363,653	109.4%

Our working capital increased by $3,363,653 to $6,439,636 at September 30, 2015, from working capital of $3,075,983 at December 31, 2014. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $732,000

●	an increase in inventories of approximately $6,348,000

●	an increase in VAT recoverables of approximately $1,072,000

partially offset by:

●	a decrease in accounts receivable – related party of approximately $340,000

●	an increase in accounts payable - related parties of approximately $1,481,000

●	an increase in short-term borrowing of approximately $1,642,000

For the nine months ended September 30, 2015, net cash flow used in operating activities was $1,207,208, as compared to net cash flow provided by operating activities of $3,495,168 for the nine months ended September 30, 2014, a decrease of $4,702,376. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2015, net cash flow used in operating activities of $1,207,208 was primarily attributable to:

●	net income of approximately $3,897,560 adjusted for the add-back of non-cash items, such as depreciation of approximately $113,000 and amortization of land use rights and yew forest assets of approximately $1,109,000, stock-based compensation of approximately $800,000, and issuance of common stock for professional service of approximately $3,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable – related party of approximately $340,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $784,000, an increase in VAT recoverables of approximately $1,106,000, and an increase in inventories of approximately $5,191,000.

For the nine months ended September 30, 2014, net cash flow provided by operating activities of $3,459,168 was primarily attributable to:

●	net income of approximately $3,685,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $132,000 and amortization of land use rights and yew forest assets of approximately $384,000, and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as: a decrease in prepaid expense – related parties of approximately $21,000, a decrease in accounts receivable – related parties of approximately $376,000.

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,190,000.

Net cash flow used in investing activities was approximately $1,370,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we have made payment in approximately $1,362,000 for land use right and yew forest assets. Net cash flow used in investing activities was approximately $4,501,000 for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we sold one of our property and equipment and received proceeds in approximately $5,000. We have also made payment in approximately $4,503,000 for land use right and yew forest assets.

Net cash flow provided by financing activities was approximately $2,295,000 for the nine months ended September 30, 2015 and consisted of proceeds of approximately $1,642,000 from bank loan and approximately $658,000 from our related parties. Net cash flow used in financing activities was approximately $25,000 for the nine months ended September 30, 2014 and consisted of repayments for advance from our related parties.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2015 and December 31, 2014, approximately $36.9 million and $33.3 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of September 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$568,973	$44,083	$83,294	$136,716	$304,881
Total	$568,973	$44,083	$83,294	$136,716	$304,881

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded foreign currency translation losses of $1,319,999 and $211,926 for the nine months ended September 30, 2015 and 2014, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YEW BIO-PHARM GROUP, INC.

Date: November 16, 2015	By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

