Form 10-K
period 2015-12-31
Yew Bio-Pharm Group, Inc.
filed 2016-03-30
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2016 was approximately $1,894,834.

As of March 30, 2016, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

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

ii

PART I

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

We are a major grower and seller of yew trees and manufacturer of products made from yew trees in China. We also sell raw material, including the branches and leaves of yew trees, used in the manufacture of TCM. The yew raw material contains taxol, and TCM containing yew raw material has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is regulated in the PRC because the yew tree is considered an endangered species. In the first quarter of 2015, we started to sell wood ear mushroom.

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

We operate in five business segments: TCM raw materials, yew trees, handicrafts, wood ear mushroom and others. We sell TCM raw materials in the form of yew tree branches and leaves to our customers, primarily an affiliate, to manufacture TCM containing taxol. We began the TCM raw materials segment in 2010.

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

We also derive a significant amount of our revenue from the sale of yew seedlings and trees to state-owned enterprises and private businesses for reforestation in Heilongjiang Province and Jilin Province, in the northeastern China, as well as the sale of potted yew trees to retail customers. We also generate revenue from the sale of handicrafts, including furniture, made from yew timber. We started to sell wood ear mushroom on the fourth quarter of 2014. Additionally, we started to sell yew candles in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015. Most of our revenue is derived from the Chinese domestic market for the year ended December 31, 2015.

For the year ended December 31, 2015, revenues from the sale of TCM raw materials represented approximately 55.69% of consolidated revenue (including 47.73% of consolidated revenues from a related party); sale of yew trees represented approximately 3.84% of consolidated revenue; sale of handicrafts represented approximately 0.53% of consolidated revenue; sale of wood ear mushroom represented approximately 8.95% of consolidated revenue; and the sale of the others, which include yew candles and pine needle extracts, represented approximately 30.99% of consolidated revenue. For the year ended December 31, 2014, revenues from the sale of TCM raw materials represented approximately 52.33% of consolidated revenue (including 22.88% of consolidated revenues from a related party); sale of yew trees represented approximately 41.53% of consolidated revenue; and the sale of handicrafts represented approximately 2.24% of consolidated revenue; and the sale of wood ear mushroom represented approximately 3.90% of consolidated revenue.

Under Article 27 of the Law of the PRC on Enterprises Income Tax and Article 15 of the provisional regulations of the PRC on Value Added Tax, we do not pay any tax, including income tax and value-added tax, or VAT, in our TCM raw materials and yew tree segments. Our current VAT exemption certificate is valid from July 1, 2005 through December 31, 2016 and our current income tax exemption certificate is valid from January 1, 2008 through December 31, 2058. We pay taxes on handicrafts made from yew timber, wood ear mushroom, yew candle and pine needle extracts.

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

Industry Overview

Since 1996, we have grown Japanese yew trees (also referred to in China as Northeast yew trees), taxus cuspidata , on mountain hillsides near Harbin and cultivate them in four nurseries we operate near Harbin. We have successfully cultivated more than eight million yew nursery seedlings in four nurseries. These nurseries occupy approximately 19,759 Mu (approximately 2,957 acres) of forested land. We currently have the capacity to grow up to two million yew nursery seedlings annually. We also have contractual rights to use an additional 1,000,000 Mu (approximately 166,667 acre) site in Wuchang, which land we currently do not utilize, for future expansion of our yew tree growing operations.

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

In December 2009, Yew Pharmaceutical received authorization from HFDA approving the sale of a yew-based TCM as a secondary treatment of cancer and certain other disorders, including uric disorders, certain liver diseases and menstrual discomfort. This TCM, sold under the brand name Zi Shan , has been approved to be sold under both prescription and over-the-counter drug categories. We also believe that Zi Shan may provide general beneficial effects on overall health. According to the Quintessence of Materia Medica, published in August 2006 by the Chinese Academy of Medical Sciences - Institute of Medicinal Plants, the Northeast yew plays a role as a diuretic, detumescence and in restoring menstrual flow. The approval from HFDA allows Yew Pharmaceutical to sell Zi Shan throughout the PRC.

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

The Company started to sell wood ear mushroom product in the fourth quarter of 2014, and generated $2,648,180 in revenues in 2015 from this newly created business segment.

Others

The others segment includes the sales of yew candles and pine needle extracts. We started to sell yew candle products in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015. The others segment generated $9,164,478 in revenues in 2015.

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

Sales and Marketing

We sell most of our products in the Chinese domestic market. The sale of yew trees for reforestation in Heilongjiang Province and Jilin Province is to both state-owned enterprises and private businesses.

We sold our products to a relatively small number of customers. For the year ended December 31, 2015, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 57% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 36% of our consolidated revenue

For the year ended December 31, 2014, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 27% of our consolidated revenue

●	Shenzhen Dongfang Shangcheng Trading Co., Ltd., accounted for approximately 16% of our consolidated revenue

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

We started to sell wood ear mushroom since the fourth quarter of 2014, and the major customer is our related party Heilongjiang Yew Pharmaceutical Co., Ltd. Yew Pharmaceutical purchased the wood ear mushroom and extracted for further processed. We also started to sell yew candles and pine needle extracts in the third and fourth quarters in 2015.

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

We incurred $13,554 and $53,542 of research and development expenses in 2015 and 2014, respectively.

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

To the extent that the Founders’ Options are exercised, the number of shares of YBP common stock then held by each HDS Shareholder could as much as double, which would be highly dilutive to the other existing YBP shareholders. The following chart shows the maximum effect of this dilution assuming full exercise of each Founder’s Option for cash:

Shareholder	Number of Shares Presently Held	Percentage of Issued Shares Presently Held	Number of Shares Held Assuming Exercise of All Founders’ Options	Percentage of Issued Shares Following Exercise of All Founders’ Options
Zhiguo Wang	20,103,475	39.04%	40,206,950	54.11%
Guifang Qi	2,439,737	4.74%	4,928,474	6.63%
Xingming Han	0	0.00%	213,300	0.29%
All HDS Shareholders as a group (3 persons)	22,543,212	43.74%	45,348,724	61.03%
All other existing shareholders	28,956,788	56.26%	28,956,788	38.97%
Total	51,500,000	100.00%	74,305,512	100.00%

See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Employees

As of December 31, 2015, we had approximately 86 employees, of whom approximately 46 were full-time employees and approximately 40 were part-time employees. Our employees that work in China belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

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

For the year ended December 31, 2015, Yew Pharmaceutical accounted for approximately 86% of our TCM raw materials revenue and approximately 57% of our consolidated revenue. For the year ended December 31, 2014, Yew Pharmaceutical accounted for approximately 44% of our TCM raw materials revenue and approximately 23% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

●	Yew Pharmaceutical accounted for approximately 57% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 36% of our consolidated revenue

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

We owe certain amounts to related parties, including ZTC, Yew Pharmaceutical, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2015, the aggregate amount of these payables was approximately $761,236and as of December 31, 2014, the aggregate amount of these payables was approximately $45,040. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

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

Zhiguo Wang, the founder of our company, our President and a director, is also our principal stockholder. As a result of this conflict of interest, management may have an incentive to act in a manner that is in its best interest, which could be adverse to the interests of any other stockholders of the Company. In addition, a conflict of interest may arise between Mr. Wang’s personal pecuniary interests directly, as the lessor of certain premises we rent, or indirectly through companies he controls and with whom we do business, such as Yew Pharmaceutical, Kairun and ZTC, and his fiduciary duty to our stockholders.

We have engaged, and are likely to continue to engage, in certain transactions with related parties. These transactions are not negotiated on an arms’ length basis.

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $4,021 for the year ended December 31, 2015 and $4,164 for the year ended December 31, 2014, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $17 million or 57% of our total revenue for year ended December 31, 2015 and $1.8 million or 23% of our total revenue for the year ended December 31, 2014, respectively;  the lease from a company majority-controlled by Mr. Wang and Madame Qi for the growing of yew trees, the lease of which was approximately $26,128 for the year ended December 31, 2015 and $26,422 for the year ended December 31, 2014 respectively. We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

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

Because of the trading price of our common stock, it is considered a “penny stock”, which makes it more difficult for investors to sell their shares due to suitability requirements.

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

The HDS Shareholders currently have effective, but not absolute, control of the Company. If the Founders’ Options are exercised by the HDS Shareholders, they - and Mr. Wang by himself - will have both effective and absolute control of the Company and be able to determine the outcome of most actions by the Company and its shareholders.

Presently, the HDS Shareholders collectively own 22,543,212 shares, or 43.77%, of YBP’s common stock, not including certain additional shares they are deemed to beneficially own under applicable SEC rules. The HDS Shareholders serve as the sole directors and executive officers of the Company, other than the chief financial officer, or CFO, position. The Founders’ Options were approved by our shareholders at a special meeting of shareholders, or the Special Meeting, on December 13, 2012, and issued to the HDS Shareholders in December 2012. As a result, the HDS Shareholders may, upon exercise, own as many as 45,348,724 shares, or 61.52%, of YBP’s common stock. In such event, the HDS Shareholders would have both effective and absolute control of the Company, allowing them, by themselves, to elect all directors of the Company and determine the outcome of most matters placed before the shareholders for action. In fact, Mr. Wang himself could own as many as 40,206,950 shares, or 53.66%, of YBP’s common stock, meaning he could take all such actions by himself.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Office and Retail Space

The principal executive office of YBP in 2015 was located at 9460 Telstar Avenue, Suite 6, El Monte, California 91731. YBP lease these premises on a 3 year lease at a monthly rent of $3,261.28.

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

HDS leases approximately 40 square meters of usable retail space in the Nangang District of Harbin from Guifang Qi, a director of the Company and the wife of Zhiguo Wang. Pursuant to a Lease Contract dated December 3, 2008, the premises were provided rent-free for the first year of the three-year lease. Beginning December 3, 2009, we paid rent in the amount of RMB 12,000 per year for the second and third years of the lease term. We entered into another lease on these premises on November 15, 2011. The term of the three-year lease is from December 1, 2011 through December 1, 2014. We pay rent in the amount of RMB 1,300 per month (RMB 15,600 per year), payable annually on or before May 30 of each year of the term. We believe that the rent is at or below market for the space we are occupying. We closed the store in December 2012, although we continue to lease the facility to exhibit and warehouse our finished products. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

During 2015, we prepaid approximately $5,787 in rent to related parties pursuant to the JSJ Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 to Notes to Consolidated Financial Statements.

Land Use and Similar Agreements

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. Therefore, we have entered into several long-term agreements to use land and/or cultivate yew trees on such land, as summarized in the following table:

Date of Agreement	Transferor (Lessor)	Location	Land Use Area	Term
March 21, 2004	Wuchang City Forestry Bureau	Wuchang City	1,000,000 mu	30 years

March 22, 2004	Chengshan Niu	Beichuan Village, Pingshan Town	125 mu	50 years

April 4, 2004	Pingshan Town Government (Beichuan Village Committee)	Beichuan Village, Pingshan Town	400 mu (1)	50 years

March 25, 2005	ZTC	Lalin Town, Wuchang City	361 mu	30 years

January 18, 2008	Shukun Jiang and Shubao Jiang	Pinshan Dalazi Mountain	290 mu	50 years

March 4, 2010	Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.	Pingfangdian, Wuchang City	15,865 mu	45 years

July 18, 2012	Huazhong Liu	Beizhao Village, Hongxing Town, A’cheng District	117.5 mu (2)	16 years

November 15, 2013	Heilongjiang Zishan Gufen Limited, Co.	Wuchang Pingfangdian Forestry Centre, Helongjiang Provence	2,565 mu	38 years

(1)	This agreement provides for 400 mu, which is the total usable area subject to the agreement. A survey completed after the agreement was entered into concluded that a total of 955 mu is covered by the agreement, to which revised amount the parties have agreed.
(2)	This agreement provides for 117.5 mu. A survey completed after the agreement was entered into concluded that a total of 148 mu is covered by the agreement, to which revised amount the parties have agreed.

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

Since the assets purchase occurred between entities under common control, HDS recorded the assets received at historical carrying costs recorded by ZTC. The difference of $2,338,212 between the actual contract price and carrying costs is reflected as a reduction of shareholders’ equity (Additional paid-in capital). As of December 31, 2013, the assets purchased were transferred to HDS, and the amount due to ZTC is approximately $4.8 million. This amount was paid in full as of December 31, 2015.

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

	High Bid	Low Bid

Fiscal Year Ended December 31, 2014	$1.10	0.11

January 1 through March 30, 2015	$0.35	0.22
April 1 through June 30, 2015	0.30	0.25
July 1 through September 30, 2015	0.22	0.13
October 1 through December 31, 2015	0.11	0.11

January 1 through March 30, 2016	$0.14	0.06

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

Transfer Agent

West Coast Stock Transfer, Inc., 721 N. Vulcan Ave., # 205, Encinitas, CA 92024 is the registrar and transfer agent for our common stock.

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

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2015 and 2014, and consolidated financial conditions as of December 31, 2015 and December 31, 2014 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

Overview

We are a major grower and seller of yew trees and manufacturer of products made from yew trees, including potted yew trees for display in homes and offices, and handicrafts. We also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species. In the fourth quarter of 2014, we started to sell wood ear mushroom product. We also started to sell yew candles and pine needle extracts from the third quarter of 2015.

For the year ended December 31, 2015, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the others segment, consisting of the sales of yew candles and pine needle extracts in the year of 2015. Our reportable segments are strategic business units that offer different products. The five business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew tree extracts are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the year ended December 31, 2015, revenues from the sale of TCM raw materials represented approximately 55.69% of consolidated revenue (including 47.73% of consolidated revenues from a related party); sale of yew trees represented approximately 3.84% of consolidated revenue; sale of handicrafts represented approximately 0.53% of consolidated revenue; sale of wood ear mushroom represented approximately 8.95% of consolidated revenue; and the sale of the others, which include yew candles and pine needle extracts, represented approximately 30.99% of consolidated revenue. For the year ended December 31, 2014, revenues from the sale of TCM raw materials represented approximately 52.33% of consolidated revenue (including 22.88% of consolidated revenues from a related party); sale of yew trees represented approximately 41.53% of consolidated revenue; and the sale of handicrafts represented approximately 2.24% of consolidated revenue; and the sale of wood ear mushroom represented approximately 3.90% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. YBP has no significant business operations in the U.S. for the current reporting period except for a one-time sales contract to sell yew tree extracts to a third party in Hong Kong. The expenses (approximately $1,327,913 and $743,819 for the year ended December 31, 2015 and 2014, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, and other costs related to issuance of common stock for professional service. As of December 31, 2015, YBP had approximately $985,119 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,644, including approximately $3,644 in cash at December 31, 2015. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of December 31, 2015, HYF had started pilot production but there was not sales yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, allowance for obsolete inventory, and the classification of short and long-term inventory, the useful life of property and equipment and intangible assets, recovery of long-lived assets, income taxes, write-down in value of inventory, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of the financial statements.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of December 31, 2015 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings, yew candles and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials, direct labor and an appropriate proportion of overhead.

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handicraft products, sales of yew candles and pine needle extracts and sales of wood ear mushroom. Pursuant to the guidance of ASC 605 and ASC 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Tpic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Years Ended December 31,
	2015	2014
Revenues - third parties	$12,794,005	$5,657,351
Revenues - related party	16,779,803	2,069,225
Total revenues	29,573,808	7,726,576
Cost of revenues - third parties	11,104,169	1,582,980
Cost of revenues - related party	11,436,423	553,617
Total cost of revenues	22,540,592	2,136,597
Gross profit	7,033,216	5,589,979
Operating expenses	1,893,278	1,304,029
Income from operations	5,139,938	4,285,950
Other income (expenses)	161,138	(1,773)
Income Tax	(16,488)	-
Net income	5,284,588	4,284,177
Other comprehensive income:
Foreign currency translation adjustment	(2,080,703)	(200,520)
Comprehensive income	$3,203,885	$4,083,657

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

For the year ended December 31, 2015, we had total revenues of $29,573,808, as compared to $7,726,576 for the year ended December 31, 2014, an increase of $21,847,232 or 283%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials, wood ear mushroom and the others segments, including sales of yew candles and pine needle extracts.

Total revenue is summarized as follows:

	Years Ended December 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$16,470,213	$4,043,290	$12,426,923	307%
Yew trees	1,134,412	3,208,643	(2,074,231)	(65)%
Handicrafts	156,525	173,412	(16,887)	(10)%
Wood ear mushroom	2,648,180	301,231	2,346,949	779%
Others	9,164,478	-	9,164,478	100%
Total	$29,573,808	$7,726,576	$21,847,232	283%

For the year ended December 31, 2015 compared to December 31, 2014, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical, and a one-time sales of yew tree extracts. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation. The revenues of handicrafts were comparable for the years ended December 31, 2015 and 2014. The Company started to sell wood ear mushroom to our related party, Yew Pharmaceutical, in the last quarter of 2014 and therefore the sales increased significantly for the year ended December 31, 2015 compared to December 31, 2014. The “Others” segment includes the sales of yew candles and pine needle extracts that the Company started to sell in the third and fourth quarters of 2015, and therefore there was no comparable sales amount for the year ended December 31, 2014.

Cost of Revenues

For the year ended December 31, 2015, cost of revenues amounted to $22,540,592 as compared to $2,136,597 for the year ended December 31, 2014, an increase of $20,403,995 or 955%. For the year ended December 31, 2015, cost of revenues accounted for 76.2% of total revenues compared to 27.7% of total revenues for the year ended December 31, 2014.

Cost of revenues by product categories is as follows:

	Years Ended December 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
TCM raw materials	$10,611,353	$726,988	$9,884,365	1,360%
Yew trees	329,539	1,004,371	(674,832)	(67)%
Handicrafts	41,964	152,794	(110,830)	(73)%
Wood ear mushroom	2,473,165	252,444	2,220,721	880%
Others	9,084,571	-	9,084,571	100%
Total	$22,540,592	$2,136,597	$20,403,995	955%

The increase in our cost of revenues for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily a result of the increase in costs of revenue in TCM raw materials, the others and wood ear mushroom segments and offset by decreasing in costs of revenue of yew tree and handicrafts segments.

The increase in cost of revenue in TCM raw material segment were primarily attributable to the one-time sales of yew tree extracts and the increase in sales to our related party, Yew Pharmaceutical.  We also sold some TCM raw materials processed from the whole yew trees in PingShan plantation during the third and the fourth quarters of 2015 that eventually increased the unit cost of our TCM raw materials. In addition, we temporally purchased some TCM raw materials from the third party supplier to fulfill the demands of our related party, Yew Pharmaceutical in the third quarter of 2015.

The decrease in cost of revenue in yew trees segment as compared to the year ended December 31, 2014 was due to the decreased sales of yew trees.

The decrease in cost of revenue of handicrafts was attributable to the decrease of sales quantity in handicraft, and the changes of sales product mix as we sold more handicrafts with higher unit selling price in the first quarter of 2015.

We started to sell wood ear mushroom product in the fourth quarter of 2014, and therefore the costs increased significantly for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

The others segment includes the sales of yew candles and pine needle extracts. We started to sell yew candle products in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015, and therefore there were no comparative costs for the years ended December 31, 2015 and 2014.

Gross Profit

For the year ended December 31, 2015, gross profit was $7,033,216 as compared to $5,589,979 for the year ended December 31, 2014, representing gross profit margins of 23.78% and 72.35%, respectively. Gross profit margins by categories are as follows:

	Years Ended December 31,
	2015	2014	Increase
TCM raw materials	35.57%	82.02%	(46.45)%
Yew trees	70.95%	68.70%	2.25%
Handicrafts	73.19%	11.89%	61.30%
Wood ear mushroom	6.61%	16.20%	(9.59)%
Others	0.87%	-	0.87%
Total	23.78%	72.35%	(48.57)%

The decrease in our overall gross profit margin for the year ended December 31, 2015 as compared to the year ended December 31, 2014 were primarily attributable to the lower gross margin yields of TCM raw materials, Wood ear mushroom and “Others”.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to the lower gross profit margin of the one-time sales of yew tree extracts in June, 2015. Also, we sold some TCM raw materials processed from the whole yew trees in PingShan plantation during the third and the fourth quarters of 2015 that eventually decreased the gross profit margin of TCM raw materials for the year ended December 31, 2015. In addition, we temporally purchased some TCM raw materials from the third party supplier to fulfill the demands of our related party, Yew Pharmaceutical in the third quarter of 2015 which also contributed lower gross profit margin of TCM raw materials for the year ended December 31, 2015.

The gross margin percentage related to the sale of yew trees and seedlings for the year ended December 31, 2015 is comparable as compared to the year ended December 31, 2014.

The gross margin percentage related to the sale of wood ear mushroom for the year ended December 31, 2015 was 6.61%, decreased 9.59% compared to the year ended December 31, 2014. We sold some wood ear mushroom products with lower gross profit margin in the fourth quarter of 2015 which eventually decreased the gross profit margin of Wood ear mushroom for the year ended December 31, 2015.

The increase in our gross margin percentage related to the sale of handicrafts for the year ended December 31, 2015 was primarily attributable to the changes of sales product mix in handicrafts.

The gross margin percentage related to the sale of yew candle and pine needle extract which are included in the “Others” segment for the year ended December 31, 2015 was 0.87%. We started to sell yew candle products in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015. Therefore there were no comparative gross profit margins for the year ended December 31, 2015 and 2014.

Selling Expenses

Selling expenses consisted of the following:

	Years Ended December 31,
	2015	2014
Salary and related benefit	$16,116	$7,888
Shipping and handling	-	91
Other	12,508	13,542
Total	$28,624	$21,521

For the year ended December 31, 2015, selling expense was $28,624 as compared to $21,521 for the year ended December 31, 2014, an increase of $7,103, or 33%. The increase in our selling expenses for the year ended December 31, 2015 was primarily attributable to increase in salary and related benefit expenses, partially offset by decrease in other miscellaneous expenses and shipping and handling expenses.

General and Administrative Expenses

For the year ended December 31, 2015, general and administrative expenses amounted to $1,864,654, as compared to $1,282,508 for the year ended December 31, 2014, an increase of $582,146, or 45.39%.

General and administrative expenses consisted of the following:

	Years Ended December 31,
	2015	2014
Compensation and related benefits	$1,265,189	$14,143
Depreciation	96,034	132,783
Travel and entertainment	59,740	49,530
Professional fees	222,806	762,477
Research and development	13,554	45,935
Other	207,331	277,640
Total	$1,864,654	$1,282,508

The increase in our general and administrative expenses for the year ended December 31, 2015, as compared to the year ended December 31, 2014 were primarily attributable to increases in Compensation and related benefits.

The changes in general and administrative expenses for the year ended December 31, 2015, as compared to the year ended December 31, 2014, consisted of the following:

●	For the year ended December 31, 2015, compensation and related benefits increased by $1,251,046, or 8,845.69%, as compared to the year ended December 31, 2014. The increase in compensation and related benefits was mainly attributable to increase in stock-based compensation associated with related cost of issuance.

●	For the year ended December 31, 2015, depreciation decreased by $36,749, or 27.68%, as compared to the year ended December 31, 2014. The decrease was primarily attributable to decrease in depreciable assets with one of the automobiles fully depreciated on July, 2014. In addition, we disposed of partial of our fix assets after the fourth quarter of 2014.

●	For the year ended December 31, 2015, travel and entertainment increased by $10,210, or 20.61% as compared to the year ended December 31, 2014. The increase was primarily attributable to increase in travels relating to business coordination in the first quarter of 2015.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the year ended December 31, 2015, professional fees decreased by $539,671, or 70.78%, as compared to the year ended December 31, 2014. The decrease was primarily attributable to the common stock issued to exchange for the professional services in the year of 2014.

●	For the year ended December 31, 2015, other miscellaneous general and administrative expenses increased by $70,309, or 25.32%, as compared to the year ended December 31, 2014. The increase was primarily attributable to associated cost of the Company’s new U.S. principal executive office that was established in California during the first quarter of 2015.

Income from Operations

For the year ended December 31, 2015, income from operations was $5,139,938, as compared to income from operations of $4,285,950 for the year ended December 31, 2014, an increase of $853,988, or 19.93%. The increase was primarily attributable to the increase in revenues from TCM raw materials, Wood ear mushroom and Others segments.

Other Income (Expenses)

For the year ended December 31, 2015, total other income was $161,138 as compared to total other expense of $1,773 for the year ended December 31, 2014. The increase is mainly attributable to the receipt of PRC government subsidy for planting TCM raw materials.

Net Income

As a result of the factors described above, our net income was $5,284,588 or $0.10 (basic and diluted), for the year ended December 31, 2015, as compared to net income of $4,284,177 or $0.08 and $0.07 per share (basic and diluted, respectively), for the year ended December 31, 2014.

Foreign Currency Translation Adjustment

For the year ended December 31, 2015, we reported an unrealized loss on foreign currency translation of $2,080,703, as compared to a loss of $200,520 for the year ended December 31, 2014. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the year ended December 31, 2015, comprehensive income of $3,203,885 was derived from the sum of our net income of $5,284,588 offset with foreign currency translation loss of $2,080,703. For the year ended December 31, 2014, comprehensive income of $4,083,657 was derived from the sum of our net income of $4,284,177 offset with foreign currency translation loss of $200,520.

Segment Information

For the year ended December 31, 2015 as compared to the year ended December 31, 2014, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the “Others” segment, consisting of the sales of yew candles and pine needle extracts in the third and fourth quarters of 2015. Our reportable segments are strategic business units that offer different products. Compared with the year ended December 31, 2015, there was no “Others” segment for the year ended December 31, 2014. The five business segments are managed separately based on the fundamental differences in their operations. All of our operations except sales of yew tree extracts are conducted in the PRC.

Information with respect to these reportable business segments for the year ended December 31, 2015 and 2014 was as follows:

	For the year ended December 31, 2015			For the year ended December 31, 2014
	Revenues- third party	Revenues – related party	Total	Revenues- third party	Revenues – related party	Total
Revenues:
TCM raw materials	$2,354,700	$14,115,513	$16,470,213	$2,275,296	$1,767,994	$4,043,290
Yew trees	1,129,514	4,898	1,134,412	3,208,643	-	3,208,643
Handicrafts	145,313	11,212	156,525	173,412	-	173,412
Wood ear mushroom	-	2,648,180	2,648,180	-	301,231	301,231
Others	9,164,478	-	9,164,478	-	-	-
Total revenues	$12,794,005	$16,779,803	$29,573,808	$5,657,351	$2,069,225	$7,726,576

Cost of sales:
TCM raw materials	$1,658,831	$8,952,522	$10,611,353	$425,816	$301,172	$726,988
Yew trees	324,642	4,897	329,539	1,004,371	-	1,004,371
Handicrafts	36,125	5,839	41,964	152,794	-	152,794
Wood ear mushroom	-	2,473,165	2,473,165	-	252,444	252,444
Others	9,084,571	-	9,084,571	-	-	-
Total cost of revenues	$11,104,169	$11,436,423	$22,540,592	$1,582,981	$663,616	$2,136,597

TCM raw materials

During the year ended December 31, 2015, we sold 58,206 kg of TCM raw materials as compared to 20,633 kg of TCM raw materials during the year ended December 31, 2014, a 182.1% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical. We also sold the one-time yew tree extract of 112 kg to a third party customer in June, 2015, but we did not have any sales of yew tree extract in the past.

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

For the year ended December 31, 2015 and 2014, we had revenue of $14,115,513 and $1,767,994, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the year ended December 31, 2015 and 2014, revenue from the sale of TCM raw materials to third parties amounted to $2,354,700 and $2,275,296, respectively.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals.

Sales volume was summarized as follows:

	Years Ended December 31,
	2015	2014
Sales volume - third parties (kg)	3,080	12,140
Sales volume - related party (kg)	55,126	8,493
Total sales volume	58,206	20,633

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the year ended December 31, 2015, we sold approximately 63,000 pieces of yew seedlings and trees, as compared to approximately 250,000 pieces of yew seedlings and trees for the year ended December 31, 2014, a decrease in volume of 74.8%.

The decrease in revenue of yew tree for the year ended December 31, 2015 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation as compared to the year ended December 31, 2014.

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

Handicrafts

During the year ended December 31, 2015 and 2014, revenue from the sale of handicrafts made from yew timber amounted to $156,525 and $173,412, respectively, decrease of $16,887, or 9.74%. The decrease in revenues of handicrafts was mainly due to the decreased market demands with sales fluctuation.

We continued to evaluate the effectiveness and design of our selling efforts in the handicraft segment which had included establishing the appropriate sales volume goals with our distributors to reach our desired sales volume of handicrafts.

Wood ear mushroom

During the year ended December 31, 2015, we sold approximately 187,000 kg of wood ear mushroom in amount of $2,648,180 to our related party, Yew Pharmaceutical. As this is a newly introduced product category commenced during the fourth quarter of 2014, the sales of wood ear mushroom increased significantly in the year of 2015.

Others

During the year ended December 31, 2015, we sold approximately 99,000 yew candles and pine needle extracts in amount of $9,164,478 to third party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2015 and December 31, 2014, we had cash balances of $985,119 and $487,940, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2014 to December 31, 2015:

			December 31, 2014 to December 31, 2015
Category	December 31, 2015	December 31, 2014	Change	Percentage change
Current assets:
Cash	$681,608	$487,940	$193,668	39.69%
Restricted cash	303,511	-	303,511	100%
Accounts receivable	3,857,968	922,564	2,935,404	318.18%
Accounts receivable – related party	6,489,495	340,132	6,149,363	1,807.93%
Inventories	4,665,549	1,443,078	3,222,471	223.31%
Prepaid expenses and other assets	64,174	16,791	47,383	282.19%
Prepaid expenses – related parties	106,370	5,787	100,583	1,738.09%
VAT recoverables	699,258	-	699,258	100%
Current liabilities:
Accounts payable	11,345	-	11,345	100.00%
Accounts payable – related party	41,319	-	41,319	100.00%
Accrued expenses and other payables	124,686	84,722	39,964	47.17%
Notes payable	607,022	-	607,022	100.00%
Taxes payable	14,261	10,547	3,714	35.21%
Due to related parties	761,236	45,040	716,196	1,590.13%
Short-term borrowing	3,081,332	-	3,081,332	100.00%
Working capital:
Total current assets	$16,867,933	$3,216,292	$13,651,641	424.45%
Total current liabilities	4,641,201	140,309	4,500,892	3,207.84%
Working capital	$12,226,732	$3,075,983	$9,150,749	297.49%

Our working capital increased by $9,150,749 to $12,226,732 at December 31, 2015, from working capital of $3,075,983 at December 31, 2014. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $2,935,000

●	an increase in accounts receivable – related party of approximately $6,149,000

●	an increase in inventories of approximately $3,222,000

partially offset by:

●	an increase in due to related parties of approximately $716,000

●	an increase in short-term borrowing of approximately $3,081,000

For the year ended December 31, 2015, net cash flow used in operating activities was $1,372,369, as compared to net cash flow provided by operating activities of $4,115,366 for the year ended December 31, 2014, a decrease of $5,487,735. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2015, net cash flow used in operating activities of $1,372,369 was primarily attributable to:

●	net income of approximately $5,284,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $143,000 and amortization of land use rights and yew forest assets of approximately $7,599,000, stock-based compensation of approximately $968,000, and issuance of common stock for professional service of approximately $66,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accrued expenses and other payable of approximately $46,000 and a increase in accounts payable – related party and note payable of approximately $677,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $3,112,000 and an increase in inventories of approximately $5,737,000.

For the year ended December 31, 2014, net cash flow provided by operating activities of $4,115,366 is primarily attributable to:

●	net income of approximately $4,284,000 adjusted with the add-back of non-cash items, such as depreciation of approximately $172,000 and amortization of land use rights and yew forest assets of approximately $510,000, and

●	the receipt of cash from changes in operating assets and liabilities, such as a decrease in accounts receivable – related parties of approximately $35,000.

Partially offset by:

●	the use of cash from operations which was generated from changes in operating assets and liabilities, such as: an increase in inventories of approximately $843,000, an increase in accounts receivable of approximately $507,000.

Net cash flow used in investing activities was approximately $2,363,000 for the year ended December 31, 2015. During the year ended December 31, 2015, we have made payment in approximately $2,018,000 for land use right and yew forest assets. Net cash flow used in investing activities was approximately $2,447,000 for the year ended December 31, 2014. During the year ended December 31, 2014, we sold one of our property and equipment and received proceeds in approximately $5,000. We have also made payment in approximately $2,444,000 for land use right and yew forest assets.

Net cash flow provided by financing activities was approximately $3,965,000 for the year ended December 31, 2015 and consisted of proceeds of approximately $3,216,000 from bank loan and approximately $718,000 from our related parties. Net cash flow used in financing activities was approximately $2,332,000 for the year ended December 31, 2014 and consisted of repayments for advance from our related parties.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of December 31, 2015 and December 31, 2014, approximately $41.8 million and $33.3 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of December 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Years Ended December 31:
2016	$44,379
2017	65,818
2018	6,700
2019	2,413
2020	133,052
Thereafter	301,488
Total	$553,850

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

See pages F-1 through F-26

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on those evaluations, which identified significant deficiencies in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the significant deficiencies described above, our internal control over financial reporting was not effective as of December 31, 2015.

Remediation of Significant Deficiencies in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2016. Specifically, we plan to recruit more accounting staff, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2016 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the significant deficiencies we have identified in fiscal year 2015. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers as of December 31, 2015 and additional information concerning them are as follows:

Name	Age	Position
Zhiguo Wang	51	Chief Executive Officer, President, Chairman of the Board and Chief Financial Officer
Guifang Qi	51	Secretary and Director
Xuehai Wu	41	Director

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

Xuehai Wu has been the Deputy General Manager of Harbin Yew Science and Technology Development Co., Ltd. (“HDS”), a subsidiary of the Company, since April, 2014. From October, 2011 until March 2014, Mr. Hu was the Chairman of the Board of Heilongjiang ZhiLong Pharmaceutical Technology Development Co., Ltd. and from June 2007 until September 2011, he was the Deputy General Manager for HaGaoKe White Swan Pharmaceutical Group Co. Ltd. From October, 2005 until June, 2007, Mr. Wu was the Chief Engineer of Harbin SongHe Pharmaceutical Co., Ltd. Mr. Wu graduated with a Bachelor degree from Northeast Agricultural University (China) where he majored in Biological Science.

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

Meetings of the Board

Each of the directors attended 75% or more of the aggregate number of meetings of the Board in 2015.

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

Communications with the Board

Shareholders and any interested parties may send correspondence to the Board or to any individual director, by mail to Corporate Secretary, Yew Bio-Pharm Group, Inc., 9460 Telstar, Ste. 6, El Monte, California, 91731 or by e-mail to hpang@yewbiopharm.com .

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

EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2015, 2014 and 2013. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhiguo Wang	2015	6,031	—	—	—	—	—	—	6,031
President,	2014	5,855	—	—	__	—	—	—	5,855
Chief Executive Officer	2013	21,297	—	—	__	—	—	—	21,297

Guifang Qi	2015	51,860	—	—	—	—	—	—	51,860
Treasurer, YBP and	2014	39,904	—	—	__	—	—	—	39,904
Vice General Manager, HDS	2013	11,267	—	—	__	—	—	—	11,267

Employment Agreements

We have entered into employment agreements with our Chinese executive officers in the form and with the provisions specified by the Harbin Labor and Social Security Bureau. The provisions of these agreements are not negotiable and do not vary other than providing the term, title and salary of the individual employee.

We entered into an employment agreement with Mr. Wang for a three-year term, commencing May 10, 2012 and terminating on May 9, 2015 for compensation of $10,000 per month.

We entered into an employment agreement with Madame Qi for a three-year term, commencing April 10, 2012 and terminating on April 9, 2015. Madame Qi’s compensation under the agreement is RMB 5,000 per month. In April, 2014, Madame Qi began working in the Company’s office in the United States and her salary was revised to $4,000 per month.

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

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2015.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	7,800,000	$0.26	7,200,000

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

The following table sets forth, as of March 30, 2016, the number of shares of our common stock owned of record and beneficially by all directors, executive officers, nominees for director and persons who beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Executive Officers:
Zhiguo Wang (2)(3) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	47,093,861	63.3%

Guifang Qi (2)(4) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	47,093,861	63.3%

Xuehai Wu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	-0-

All Directors and Executive Officers and Nominees as a group (3 persons)	44,654,124	63.3%

*	less than 1%
(1)	Percentage ownership is based on 74,305,512 shares of YBP common stock deemed outstanding on March 30, 2016, assuming exercise of all outstanding Founders’ Options, all of which are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Zhiguo Wang and Guifang Qi are husband and wife.
(3)	Consists of (i) 20,103,475 shares held by Mr. Wang; (ii) 2,439,737 shares held by Madame Qi; (iii) 1,958,437 shares held by an immediate family member living in Mr. Wang’s and Madame Qi’s residence and as to which Mr. Wang disclaims beneficial ownership; (iv) 20,103,475 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days; and (v) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days.
(4)	Consists of (i) 2,439,737 shares held by Madame Qi; (ii) 20,103,475 shares held by Mr. Wang; (iii) 1,958,437 shares held by an immediate family member living in Mr. Wang’s and Madame Qi’s residence and as to which Madame Qi disclaims beneficial ownership; (iv) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days; and (v) 20,103,475 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

HDS occupies approximately 40 square meters of usable retail space in the Nangang District of Harbin from Guifang Qi, a director of the Company and the wife of Zhiguo Wang. Pursuant to a Lease Contract dated December 3, 2008, the premises were provided rent-free for the first year of the three-year lease. Beginning December 3, 2009, we paid rent in the amount of RMB 12,000 per year for the second and third years of the lease term. We entered into another lease on this property on November 15, 2011. The term of the three-year lease is from December 1, 2011 through December 1, 2014. We pay rent in the amount of RMB 1,300 per month (RMB 15,600 per year), payable annually on or before May 30 of each year of the term.

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

We have received advanced from, and in the past we have provided advances to, certain of our directors, officers and/or related parties, as follows:

Name of related parties	2015	2014
Zhiguo Wang and other shareholders	$694,076	$45,040

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

During 2015 and 2014, MaloneBailey, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2015, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2015.

	Years ended December 31,
	2015	2014

Audit Fees	$86,000	$86,000
Audit-Related Fees	$1,361	$4,160
Tax Fees	$-	$-0-
All Other Fees	$-	$-0-
Total Fees	$87,361	$90,160

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Yew Bio-Pharm Group, Inc.
3.2(1)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated May 19, 2010
3.3(6)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated December 18, 2012
3.4(1)	Bylaws of Yew Bio-Pharm Group, Inc.
4.1(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.2(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.3(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Xingming Han
4.4(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Heilongjiang Ecology Stock Co. Ltd.
4.5(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Yingjun Jiang
4.6(1)	Supplemental Agreement to Equity Transfer Agreement dated February 23, 2010 among Mr. Wang, Madame Qi, Mr. Han, Heilongjiang Ecology Forest Co. Ltd. and Yingjun Jiang
4.7(1)	Debtor’s and Creditors’ Rights Transfer Agreement dated May 10, 2010 among Mr. Wang, Heilongjiang Ecology Stock Co. Ltd., Yingjun Jiang and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited
4.8(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.9(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.10(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio- Technology Development Co., Limited and Xingming Han
4.11(1)	Supplemental Agreement to Equity Transfer Agreement dated February 16, 2011 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Zhiguo Wang, Guifang Qi and Xingming Han
4.12(1)	Exclusive Business Cooperation Agreement dated November 5, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Harbin Hongdoushan Science and Technology Development Co., Ltd.
4.13(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang
4.14(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi
4.15(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han
4.16(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang

Exhibit No.	Description

4.17(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi
4.18(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han
4.19(1)	Power of Attorney dated November 5, 2010 - Zhiguo Wang
4.20(1)	Power of Attorney dated November 5, 2010 - Guifang Qi
4.21(1)	Power of Attorney dated November 5, 2010 - Xingming Han
10.1(1)	Cooperation and Development Contract of Yew (taxus) Yinpian dated January 9, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Pharmaceutical Co., Ltd.
10.2(1)	Technology Development Services Agreement dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.3(1)	Technology Development Services Supplementary Agreement dated February 2, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.4+(1)	Labor Contract effective May 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.5+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.6+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.7+(1)	Engagement Agreement dated August 24, 2011 between Yew Bio-Pharm Group, Inc. and CFO On Call Asia, Inc.
10.8(1)	Consulting Agreement dated November 1, 2010 between Yew Bio-Pharm Group, Inc. and Richard Lo
10.9(1)	Joint-Stock Construct Rare Plant Northeast Yew Contract dated March 21, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Wuchang City Forestry Bureau
10.10(1)	Waste Forest Land Transfer Agreement dated March 22, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Chengshan Niu
10.11(1)	Barren Hills and Uncultivated Land Use Right Transfer Agreement dated April 4, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Pingshan Town Government
10.12(1)	Contract for Seedling Land dated March 25, 2005 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Technology Stock Co.
10.13(1)	Contract for the Transfer of Forest Land Use Right and of the Ownership of Timbers dated January 18, 2008 among Harbin Yew Science and Technology Development Co., Ltd., Shukun Jiang and Shubao Jiang
10.14(1)	Yew Planting Seedlings Transfer Contract dated March 4, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.15(1)	Lease Contract dated March 20, 2002 between Harbin Yew Science and Development Technology Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.16(1)	Lease Contract dated December 3, 2008 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.17(1)	Lease Contract dated November 15, 2011 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.18(1)	Lease Contract dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.19+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.20+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.21+(2)	Labor Contract effective May 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.22(3)	Forest Transfer Contract for Fuye Field, Beizhao Village, Hongxing Town, Acheng District
10.23(4)	Founder’s Option dated December 13, 2012 issued to Zhiguo Wang
10.24(4)	Founder’s Option dated December 13, 2012 issued to Guifang Qi
10.25(4)	Founder’s Option dated December 13, 2012 issued to Xingming Han
10.26(5)	Yew Bio-Pharm Group, Inc. 2012 Equity Incentive Plan
10.27(7)	Lease Contract dated July 1, 2012 between Heilongjiang JSJ Bio-Technology Development Co., Ltd. and Zhiguo Wang
10.28(8)	Forest and Land Use Right Acquisition Contract dated November 15, 2013 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Zishan Keji Gufen Limited Company.
21.1*	Subsidiaries of the registrant
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory agreement
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference from the Company’s registration statement on Form 10, filed with the SEC on May 8, 2012.
(2)	Incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form 10/A, filed with the SEC on June 29, 2012.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2012.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012.
(5)	Incorporated by reference from the Company’s Proxy Statement, filed with the SEC on October 24, 2012.
(6)	Incorporated by reference from Amendment No.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 23, 2013.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on April 11, 2013
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

Date: March 30, 2016	By:	/s/ ZHIGUO WANG
Zhiguo Wang Chief Executive Officer

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

Name	Title	Date

/s/ Zhiguo Wang	Chief Executive Officer, President,	March 30, 2016
Zhiguo Wang	Secretary and Chairman of the Board (Principal Executive Officer)

/s/ Zhiguo Wang	Chief Financial Officer	March 30, 2016
Zhiguo Wang	(Principal Accounting Officer)

/s/ Guifang Qi	Treasurer — Yew Bio-Pharm Group, Inc.	March 30, 2016
Guifang Qi	and Director

/s/ Xuehai Wu	Director	March 30, 2016
Xuehai Wu

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Yew Bio-Pharm Group, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Yew Bio-Pharm Group, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yew Bio-Pharm Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2016

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$681,608	$487,940
Restricted cash	303,511	-
Accounts receivable	3,857,968	922,564
Accounts receivable - related party	6,489,495	340,132
Inventories	4,665,549	1,443,078
Prepaid expenses – related party	106,370	5,787
Prepaid expenses and other assets	64,174	16,791
VAT recoverables	699,258	-

Total Current Assets	16,867,933	3,216,292

LONG-TERM ASSETS:
Long-term inventories, net	12,334,261	10,663,545
Property and equipment, net	702,764	856,250
Land use rights and yew forest assets, net	13,906,379	20,305,821

Total Long-term Assets	26,943,404	31,825,616

Total Assets	$43,811,337	$35,041,908

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,345	$-
Accounts payable – related party	41,319	-
Accrued expenses and other payables	124,686	84,722
Notes payable	607,022	-
Taxes payable	14,261	10,547
Due to related parties	761,236	45,040
Short-term borrowings	3,081,332	-

Total Current Liabilities	4,641,201	140,309

Total Liabilities	4,641,201	140,309

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares and 52,125,000 shares issued and outstanding at December 31, 2015 and 2014, respectively)	51,875	52,125
Additional paid-in capital	9,622,558	8,557,656
Retained earnings	25,067,733	20,444,667
Statutory reserves	3,762,288	3,100,766
Accumulated other comprehensive income - foreign currency translation adjustment	665,682	2,746,385

Total Shareholders' Equity	39,170,136	34,901,599

Total Liabilities and Shareholders' Equity	$43,811,337	$35,041,908

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014
REVENUES:
Revenues	$12,794,005	$5,657,351
Revenues - related party	16,779,803	2,069,225

Total Revenues	29,573,808	7,726,576

COST OF REVENUES:
Cost of revenues	11,104,169	1,582,980
Cost of revenues - related party	11,436,423	553,617

Total Cost of Revenues	22,540,592	2,136,597

GROSS PROFIT	7,033,216	5,589,979

OPERATING EXPENSES:
Selling	28,624	21,521
General and administrative	1,864,654	1,282,508

Total Operating Expenses	1,893,278	1,304,029

INCOME FROM OPERATIONS	5,139,938	4,285,950

OTHER INCOME (EXPENSES):
Interest income (expense)	(121,170)	179
Government grants	282,252	-
Other income (expense)	56	(1,952)

Total Other Income (Expenses)	161,138	(1,773)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,301,076	4,284,177
PROVISION FOR INCOME TAXES	(16,488)	-
NET INCOME	$5,284,588	$4,284,177

COMPREHENSIVE INCOME:
NET INCOME	$5,284,588	$4,284,177
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized foreign currency translation adjustment	(2,080,703)	(200,520)

COMPREHENSIVE INCOME	$3,203,885	$4,083,657

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.08
Diluted	$0.10	$0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,069,863	50,948,973
Diluted	52,113,807	62,795,716

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2015 and 2014

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income	Shareholders' Equity

Balance, December 31, 2013	50,000,000	$50,000	$8,058,165	$16,664,138	$2,597,118	$2,946,905	$30,316,326

Issuance of common stock in exchange for professional services	2,125,000	2,125	333,269	-	-	-	335,394
							-
Stock-based compensation	-	-	166,222	-	-	-	166,222
							-
Adjustment to statutory reserve	-	-	-	(503,648)	503,648	-	-
							-
Net income for the year	-	-	-	4,284,177	-	-	4,284,177
							-
Foreign currency translation adjustment	-	-	-	-	-	(200,520)	(200,520)

Balance, December 31, 2014	52,125,000	$52,125	$8,557,656	$20,444,667	$3,100,766	$2,746,385	$34,901,599
Issuance of common stock in exchange for professional services	375,000	375	65,481	-	-	-	65,856

Stock-based compensation	-	-	967,744	-	-	-	967,744

Cancellation of shares issued in prior year for professional services	(625,000)	(625)	625	-	-	-	-

Transfer of property and equipment to entity under common control with proceeds over carrying amount	-	-	31,052	-	-	-	31,052

Adjustment to statutory reserve	-	-	-	(661,522)	661,522	-	-

Net income for the year	-	-	-	5,284,588	-	-	5,284,588

Foreign currency translation adjustment	-	-	-	-	-	(2,080,703)	(2,080,703)

Balance, December 31, 2015	51,875,000	$51,875	$9,622,558	$25,067,733	$3,762,288	$665,682	$39,170,136

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,284,588	$4,284,177
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	143,486	172,446
Amortization of land use rights and yew forest assets	7,599,023	510,363
Loss on disposal of fixed assets	-	1,814
Stock-based compensation	967,744	166,222
Issuance of common stock for professional service	65,856	335,394
Changes in operating assets and liabilities:
Accounts receivable	(3,112,659)	(506,814)
Accounts receivable - related party	(6,438,017)	35,295
Prepaid and other current assets	(49,815)	(14,112)
Prepaid expenses – related party	(105,316)	28,049
Inventories	(5,737,554)	(842,558)
VAT recoverables	(729,984)	-
Accounts payable	11,844	-
Accounts payable – related party	43,135	-
Accrued expenses and other payables	46,807	(51,393)
Due to related parties	478	(3,894)
Notes payable	633,695	-
Taxes payable	4,320	377

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,372,369)	4,115,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	3,594	5,000
Change in restricted cash	(316,848)	-
Loan made to related party	(35,384)	-
Repayment from related party	35,384	-
Purchase of property and equipment	(31,497)	(8,534)
Purchase of land use rights and yew forest assets	(2,018,014)	(2,444,139)

NET CASH USED IN INVESTING ACTIVITIES	(2,362,765)	(2,447,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,216,727	-
Advances and loans from related parties	718,120	1,220
Contribution from owners - transfer of property and equipment to entity under common control with proceeds over carrying amount	31,052	-
Distribution to owners - excess of acquisition price over carrying value of yew forest assets purchased from entities under common control	-	(2,332,048)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,965,899	(2,330,828)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(37,097)	(8,536)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	193,668	(671,671)

CASH AND CASH EQUIVALENTS - Beginning of period	487,940	1,159,611

CASH AND CASH EQUIVALENTS - End of period	$681,608	$487,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$75,196	$-
Income taxes	$-	$-

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

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

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”) is a limited liability company incorporated under the laws of the PRC on August 22, 1996. Until February 23, 2010, HDS was owned by Zhiguo Wang (“Mr. Wang”) (62.81%), his wife Guifang Qi (“Madame Qi”) (18.53%), Xingming Han (“Mr. Han”) (4.82%), a PRC individual named Yingjun Jiang (“Mr. Jiang”) (3.22%) and Heilongjiang Hongdoushan Ecology Forest Co., Ltd, (“HEFS”) (10.62%) (Mr. Wang, Madame Qi, Mr. Han, Mr. Jiang and HEFS are collectively referred to as the “Original Shareholders”). Mr. Wang is the President and a director of the Company. Madame Qi is the wife of Mr. Wang and an officer and director of the Company. Mr. Han was an officer and director of the Company. HEFS is owned primarily by Mr. Wang and Madame Qi.

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

As of December 31, 2015, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (HYF), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company's entrance into the organic food and functional beverage market. HYF had limited operation activities and did not generate any revenue for the year ended December 31, 2015 and 2014.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; (3) manufacturing and selling furniture and handicrafts made of yew tree timber; and (4) selling agricultural products (wood ear mushroom related). The Company’s subsidiaries and operating VIEs are located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2015 and 2014, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

	December 31, 2015	December 31, 2014
Assets
Cash	$681,608	$446,554
Restricted cash	303,511	-
Accounts receivable	3,817,872	922,564
Accounts receivable – related party	6,489,495	340,132
Inventories (current and long-term), net	16,342,789	12,106,623
Prepaid expenses and other assets	753,351	5,363
Prepaid expenses – related party	106,370	6,600
Property and equipment, net	671,762	814,676
Land use rights and yew forest assets, net	13,906,379	20,305,822
Total assets of VIE	$43,053,567	$34,948,334
Liabilities
Accrued expenses and other payables	$176,734	$54,265
Taxes payable	11,901	8,104
Due to VIE holding companies	1,046,366	1,417,851
Short-term borrowings	3,081,332	-
Note payable	607,022	-
Due to related parties	69,955	2,958
Total liabilities of VIE	$4,993,310	$1,483,178

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

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle and wood ear mushroom

Harbin Yew Food Co., Ltd ("HYF")	PRC November 4, 2014	RMB100,000(1)	100%	Sales of wood ear mushroom drink

(1) Harbin Yew Science and Technology Development Co., Ltd. did not pay the registered capital as of December 31, 2015.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss presented.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventories, current portion, prepaid expenses and other assets, accounts payable, accrued expenses and other payables, note payable and taxes payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

At December 31, 2015 and 2014, the Company’s cash balances by geographic area were as follows:

	December 31, 2015		December 31, 2014
Country:
United States	$15,927	1.6%	$37,354	7.7%
China	969,192	98.4%	450,586	92.3%
Total restricted cash, cash and cash equivalents	$985,119	100.0%	$487,940	100.0%

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. As of December 31, 2015 and 2014, the Company has no cash equivalents.

Restricted cash

The restricted cash are recorded as an asset when the Company deposits cash in the bank as collateral for commercial acceptance notes, separately from cash and cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2015 and 2014, the Company has not established, based on a review of its outstanding balances, an allowance for doubtful accounts.

Inventories

Inventories, consisting of raw materials, work in process, yew seedlings and finished goods related to the Company’s yew products are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew wood used in the production of yew products such as furniture, ornaments, and other products containing yew wood. Finished goods, consisting of yew candles and pine needle extracts, yew and wood ear mushroom products, which include direct materials, direct labor and an appropriate proportion of overhead.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For years ended December 31, 2015 and 2014, the Company did not record any impairment charges on long-lived assets.

Revenue recognition

The Company generates its revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handcraft products, sales of wood ear mushroom, and sales of yew candles and pine needle extracts. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying Consolidated Statements of Income and Comprehensive Income. The Company incurred $353 and $nil for the years ended December 31, 2015 and 2014, respectively.

Shipping costs

Shipping costs are expensed as incurred and included in selling expenses and amount to $100 and $91 for the years ended December 31, 2015 and 2014, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of salaries paid for the development and improvement of the Company’s products. Research and development costs of the years ended December 31, 2015 and 2014 were $13,554 and $53,542, respectively, and are included in general and administrative expenses.

Employee benefits

The Company’s major operations and most employees are located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. The costs of these payments are charged to the same accounts and in the same period as the related salary costs and are not material.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for agricultural products and 17% for handicraft products, yew candles and pine needle extracts sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

Government grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries and VIEs of the Company. Government grants are recognized when received and all the conditions specified in the grant have been met. For the years ended December 31, 2015 and 2014, the Company received and recognized government grants in the amount of $282,252 and $nil, respectively, representing governmental financial subsidies to support general planting and cultivation of yew trees.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, and the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income (loss) for the years ended December 31, 2015 and 2014 amounted to $(2,080,703) and $(200,520), respectively.

All of the Company’s revenue transactions are transacted in the functional currency, except for the sales of yew candles and pine needle extracts in US dollar, which is not the functional currency, RMB. Since the sale of yew candles and pine needle extracts is significant to the total revenue of the Company and, accordingly, transaction gains or losses are expected to have a material effect on the results of operations of the Company.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements are as follows:

	2015	2014
Exchange rate on balance sheet dates:
USD : RMB exchange rate	6.4907	6.1535

Average exchange rate for the year
USD : RMB exchange rate	6.2175	6.14821

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

Net income per share of common stock

ASC 260 “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of restricted common stock and common stock options using the treasury stock method.

Comprehensive income

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2015 and 2014 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended December 31, 2015, the Company operated in five reportable business segments: (1) the yew tree segment - the cultivation and sale of yew seedlings, yew trees and potted yew trees, (2) the traditional Chinese medicine (“TCM raw materials”) segment - the production and sale of raw materials used for medicinal application in the pharmaceutical industry, (3) the handicrafts segment - the manufacture and sale of furniture and handicrafts made of yew timber, and (4) the wood ear mushroom segment – the sale of wood ear mushroom, (5) the others, mainly consisting of the transactions such as sale of yew candles and pine needle extracts.

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

Collaborative arrangement

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau (see Note 16), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80%. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2015 and 2014, the Company has not generated any revenues or activity from this collaborative agreement.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. 'The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 4 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew candles and pine needle extracts, yew seedlings, and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2015 and 2014, inventories consisted of the following:

	December 31, 2015			December 31, 2014
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$39,341	$2,653,104	$2,692,445	$120,478	$2,798,489	$2,918,967
Work-in-process	-	-	-	-	256,227	256,227
Finished goods	1,332,323	717,355	2,049,678	55,767	805,438	861,205
Yew seedlings	2,426,990	6,397,951	8,824,941	657,836	3,908,854	4,566,690
Other trees	872,674	2,673,454	3,546,128	664,764	2,980,719	3,645,483
Total	4,671,328	12,441,864	17,113,192	1,498,845	10,749,727	12,248,572
Reserve for impairment - handicrafts	(5,779)	(107,603)	(113,382)	(55,767)	(86,182)	(141,949)
Inventories, net	$4,665,549	$12,334,261	$16,999,810	$1,443,078	$10,663,545	$12,106,623

The Company recorded reserve (recovery) for impairment of slow-moving and obsolete inventories in the amount of $(15,688) and $86,182 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Buildings and building improvements	$675,827	$712,861
Machinery and equipment	498,973	502,469
Office equipment	49,975	45,341
Leasehold improvement	-	-
Motor vehicles	518,309	632,356
Construction in progress	-	-
	1,743,084	1,893,027
Less: accumulated depreciation	(1,040,320)	(1,036,777)
Total property and equipment, net	$702,764	$856,250

For the years ended December 31, 2015 and 2014, depreciation expenses amounted to $143,486 and $172,446, respectively.

NOTE 6 – LAND USE RIGHTS AND YEW FOREST ASSETS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

Yew trees on land containing yew tree forests will be used to supply raw materials such as branches and leaves that will be used by the Company’s customers for production of TCM. The Company amortizes land use rights based on their terms and amortizes yew forest assets over the term of the respective land use rights or expected useful lives. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues. For the years ended December 31, 2015 and 2014, amortization expense amounted to $7,599,023 and $510,363, respectively.

As of December 31, 2015, land use rights and yew forest assets consisted of the following:

	Description	Useful life	Acquisition date	Expiration date	Metric acres ("Mu")
Parcel A	Developing forest land	50	3/2004	3/2054	125
Parcel B	Developing forest land	50	4/2004	4/2054	400
Parcel C	Yew tree forests	30	3/2005	3/2035	361
Parcel D	Yew tree forests and underlying land	50	1/2008	12/2058	290
Parcel E	Yew tree forests and underlying land	45	3/2010	3/2055	15,865
Parcel F	Undeveloped forest land	16	7/2012	3/2028	148
Parcel G	Yew tree forests and underlying land	22	4/2006	1/2028	5
Parcel H	Yew tree forests and underlying land	38	11/2013	11/2051	2,565

At December 31, 2015 and 2014, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2015	December 31, 2014
Land use rights and yew forest assets	16-50 years	$15,933,585	$21,949,557
Less: accumulated amortization		(2,027,206)	(1,643,736)
Land use rights and yew forest assets, net		$13,906,379	$20,305,821

During the year ended December 31, 2015, the Company purchased the yew seedlings in the amount of $2,018,014 and transplanted in Parcel H.

During the year ended December 31, 2015, the Company cut certain whole yew trees in Parcel H to process TCM raw materials, as the trees could no longer supply branches and leaves, their remaining carrying value in the amount of $7,109,557 was transferred to cost of revenues and included in the amortization of $7,599,023 in the consolidated statements of cash flows for the year ended December 31, 2015.

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ended December 31:	Amount
2016	$489,466
2017	489,466
2018	489,466
2019	489,466
2020	489,466
2021 and thereafter	11,459,049
Total	$13,906,379

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

At December 31, 2015 and 2014, accrued expenses and other payables consisted of the following:

	December 31, 2015	December 31, 2014
Accrued wage	$44,945	$29,427
Other	79,741	55,295
Total	$124,686	$84,722

NOTE 8 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of December 31, 2015 and 2014.

The Company’s subsidiaries and VIE, JSJ, HYF and HDS, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with an exception of handicrafts sold, which is not within the scope of agricultural area.

Income before income tax expenses of $6,580,172 and $5,025,996 for the years ended December 31, 2015 and 2014, respectively, was attributed to subsidiaries and VIE with operations in China. JSJ and HYF recorded no income tax expense for the years ended December 31, 2015 and 2014 due to the fact that JSJ has been incurring net losses and HYF did not have any revenue generated since its establishment. HDS recorded income tax expense of $16,488 for the year ended December 31, 2015. HDS recorded no income tax expense for the year ended December 31, 2014 due to the fact that HDS was granted a tax exemption and had loss carry-forwards from previous periods to offset income tax liability generated for handicrafts.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014
Tax exemption effect	$1,581,968	$1,249,618
Tax reduction due to loss carry-forwards	2,226	9,501
Loss not subject to income tax	(1,354)	(2,620)
Basic net income per share effect	$(0.03)	$(0.02)
Diluted net income per share effect	$(0.03)	$(0.02)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(24.7)%	(25)%
Total provision for income taxes	0.3%	-

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment and wood ear mushroom segment and the sales of yew candles and pine needle extracts.

The Company has incurred net operating loss for income tax purposes for the years ended December 31, 2015 and 2014. The net operating loss carry-forwards for U.S. income tax purposes amounted to $5,290,174 and $4,000,246 at December 31, 2015 and 2014, respectively, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2035. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at December 31, 2015 and 2014. The valuation allowance at December 31, 2015 and 2014 was $1,721,648 and $1,360,084, respectively. The net change in the valuation allowance was an increase of $361,564 and $252,219 during the years ended December 31, 2015 and 2014, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2015 and 2014, are as follows:

	December 31, 2015	December 31, 2014
U.S. tax benefit of net operating loss carry forward	$1,721,648	$1,360,084
Valuation allowance	(1,721,648)	(1,360,084)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $30.6 million and $24.7 million as of December 31, 2015 and 2014, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2015 and 2014.

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products and 17% for handicrafts, yew candles and pine needle extracts sold in the PRC. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company up to December 31, 2016. The company’s sales of yew candles and pine needle extracts and export products are under VAT tax-exempt treaty and thus are eligible for return of VAT-IN. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same fiscal year.

NOTE 9 – SHORT-TERM BORROWINGS AND NOTES PAYABLE

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

On November 24, 2015, the Company executed a loan in the form of factoring agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch in the principal amount of RMB 10,000,000 (approx. $1,560,000). The loan carries an interest rate of 3.969% per annum and is payable, together with the principal, on November 18, 2016. The proceeds of the loan will be used by the Company to purchase raw materials and for general corporate purposes. Madam Qi has secured the loan with her personal assets In addition, Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), a related party of the Company, Mr. Wang, Yichen Wang, the son of Mr. Wang and Yuqi Mao, the spouse of Yichen Wang provided guarantees to the loan.

On November 26, 2015, the Company issued several commercial acceptance notes to Yew Pharmaceutical with the total principal amount of RMB 3,940,000 (approximately $610,000) to pay partial of the account payable owed. The terms of the commercial acceptance notes include the same maturity date of May 26, 2016 with no interest. The commercial acceptance notes are secured by a deposit of RMB 1,970,000 (approximately $300,000) from the Company.

NOTE 10 – STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. Since 875,000 shares were issued on July 22, 2014 and were non-forfeitable, the Company determined the fair value of these shares to be $131,250 using the stock price on July 22, 2014 and fully expensed the amount upon the issuance of shares. For the year ended December 31, 2015 and 2014, a total of $65,856 and $147,894 was expensed under the SPA, respectively.

On July 22, 2014, the Company entered into a Consulting Agreement (the “Agreement”) with a consultant for a period of three years. Pursuant to the Agreement, the Company agreed to issue to the consultant 1,250,000 shares of its Rule 144 restricted common stock for the service period. The consultant would provide financing and certain consultation services to the Company. The fair value of these common shares was determined to be $187,500 and was fully recognized upon the share issuance. On August 24, 2015, the Company signed a mutual rescission agreement with the consultant to rescind the Agreement. To execute the rescission, the Company shall cancel the 1,250,000 shares of the restricted common stock, and re-issue 625,000 shares of its Rule 144 restricted common stock as a settlement. Pursuant to the mutual rescission agreement, the Company removes the par value of forfeited share, or $625, for the year ended December 31, 2015.

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

The fair value of the Company’s option as of the date of grant for the years ended December 31, 2015 and 2014 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
HengJiang Pang	3.025	202%	0.97	-	36,906
Tong Liu	3.025	202%	0.97	-	36,906
Xuehai Wu	3.025	202%	0.97	-	36,906
Lifan Liu	1.5	212%	0.14	-	38,873
Weiran Lu	1.5	212%	0.14	-	38,873
Junzhong Wu	1.5	212%	0.14	-	19,437
Guobin Zhou	1.5	212%	0.14	-	19,437
Binbin Lou	1.5	212%	0.14	-	38,873
Wei Zhang	1.5	212%	0.14	-	38,873
Songshan Zhang	1.5	212%	0.14	-	38,873
Bingtao Li	1.5	212%	0.14	-	19,437
Jianyi Yang	1.5	212%	0.14	-	23,324
Jing Wang	1.5	212%	0.14	-	19,437
Yunli Pei	1.5	212%	0.14	-	38,873
Chunmei Xu	1.5	212%	0.14	-	19,437
Donghui Zhao	1.5	212%	0.14	-	19,437
Xiefeng Liu	2.25	212%	0.53	-	20,734
Lixin Liu	2.25	212%	0.53	-	16,587
Jie Zhang	2.25	212%	0.53	-	41,468
Jilong Yin	2.25	212%	0.53	-	20,734
Long Deng	2.25	212%	0.53	-	20,734
Shiyi Li	3.025	212%	0.96	-	12,886
Xingli Han	3.025	212%	0.96	-	51,542
Yang Jiang	3.025	212%	0.96	-	12,886
Chao Liu	3.025	212%	0.96	-	21,476
Shouhua Zhang	3.025	212%	0.96	-	25,771
Lianfa Sun	3.025	212%	0.96	-	17,181
Jinsong Lv	3.025	212%	0.96	-	17,181
Anna Tang	3.025	212%	0.96	-	12,886
Hong Li	3.025	212%	0.96	-	17,181
Siyuan Wang	3.025	212%	0.96	-	150,332
Yicheng Wang	3.025	212%	0.96	-	150,332
Yuqi Mao	3.025	212%	0.96	-	150,332
Jimin Lu	3.025	212%	0.96	-	12,886
Jinguo Wang	3.025	212%	0.96	-	17,181
Xue Wang	3.025	212%	0.96	-	21,476
Ping Qi	3.025	212%	0.96	-	21,476
Weihong Zhang	3.025	212%	0.96	-	21,476
Hongrun Wang	3.025	212%	0.96	-	21,476
Zhiling Wang	3.025	212%	0.96	-	30,066
Zhigang Wang	3.025	212%	0.96	-	30,066
Zhimin Wang	3.025	212%	0.96	-	30,066
Kaiming Guo	3.025	212%	0.96	-	12,886
Tinghua Xu	3.025	212%	0.96	-	12,886
Shaoming Geng	3.025	212%	0.96	-	17,181
Jing Sun	3.025	212%	0.96	-	17,181
Fengping Dong	3.025	212%	0.96	-	17,181

Stock option activities for the years ended December 31, 2015 and 2014 are summarized in the following table.

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of year	27,205,512	$0.22	22,805,512	$0.22
Issued	-	-	4,400,000	-
Exercised	-	-	-	-
Forfeited	400,000	0.23	-	-
Balance at end of year	26,805,512	$0.22	27,205,512	$0.22
Options exercisable at end of year	24,735,512	$0.22	22,805,512	$0.22

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at December 31, 2015:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.20-0.23	26,805,512	2.00	$0.22	24,735,512	$0.22

The Company's outstanding stock options and exercisable stock options had no intrinsic value, based upon the Company's closing stock price of $0.11 as of December 31, 2015. Stock option expense recognized during the year ended December 31, 2015 amounted to $967,744.

There were no stock warrants issued, terminated/forfeited and exercised during the year ended December 31, 2015.

NOTE 11 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
Net income available to common stockholders for basic and diluted net income per share of common stock	$5,284,588	$4,284,177
Weighted average common stock outstanding – basic	52,069,863	50,948,973
Effect of dilutive securities:
Non-vested restricted common stock	-	41,757
Stock options issued to directors/officers/employees	43,944	11,804,986
Weighted average common stock outstanding – diluted	52,113,807	62,795,716
Net income per common share – basic	$0.10	$0.08
Net income per common share – diluted	$0.10	$0.07

NOTE 12 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the years ended December 31, 2015 and 2014, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Years Ended December 31,
Customer	2015	2014
A (Yew Pharmaceutical, a related party)	56.72%	26.78%
B	36.23%	16.18%

* Less than 10%

The two largest customers accounted for 94% and 27% of the Company’s total outstanding accounts receivable at December 31, 2015 and 2014, respectively, of which Heilongjiang Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 63% and 27% of total outstanding accounts receivable, respectively.

Suppliers

For the years ended December 31, 2015 and 2014, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Years Ended December 31,
Supplier	2015	2014
A (Yew Pharmaceutical, a related party)	47%	19%
B	12%	15%

Accounts payable to Yew Pharmaceutical accounted for 78% of the Company’s total accounts payable at December 31, 2015. The Company did not have any accounts payable to Supplier B at December 31, 2015. The Company did not have any suppliers that accounted 10% or more of the total accounts payable at December 31, 2014.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles and pine needle extracts as finished goods and then sells to third party.

For the years ended December 31, 2015 and 2014, total sales to Yew Pharmaceutical under the above agreement amounted to $16,774,905 and $2,069,225, respectively. At December 31, 2015 and 2014, the Company had $6,484,804 and $340,132 accounts receivable from Yew Pharmaceutical, respectively.

For the year ended December 31, 2015, the total purchase of yew candles and pine needle extracts from Yew Pharmaceutical amounted to $9,699,008, of which $9,084,571 was included in the cost of revenues of $11,436,423 to the third party, with $614,437 inventory balance remained as of December 31, 2015. No purchase was made in the year ended December 31, 2014.

For the year ended December 31, 2015, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $41,319 and had accounts payable of $41,319 to Yew Pharmaceutical at December 31, 2015.

During the year ended December 31, 2015, HDS provided advances in the amount of RMB 220,000 (approximately $35,000) to Yew Pharmaceutical and received the repayment in full with no interest charged.

At December 31, 2015, HYF had RMB 260,089 (approximately $40,000) due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand.

Transactions with ZTC

For the year ended December 31, 2015, the Company purchased yew seeding from ZTC in the amount of $584,640, which was included in the cost of revenues of $11,436,423 to the third party. No purchase was made from ZTC for the year ended December 31, 2014. As of December 31, 2015 and 2014, the Company had no accounts payable to ZTC.

Transactions with HBP

On September 25, 2015, HDS entered into a property and equipment transfer agreement with HBP, pursuant to which HDS transferred a used vehicle, with carrying amount of RMB 22,348, to HBP in exchange for RMB 220, 000 (approximately $35,000). Since the transfer occurred between entities under common control, HDS recorded the excess of the proceeds over carrying amount of $31,790 as an adjustment to shareholders’ equity (additional paid-in capital).

During the year ended December 31, 2015, HDS sold certain inventories to HBP in the amount of $4,691. As of December 31, 2015, the Company had accounts receivable from HBP in the amount of $4,691 .

At December 31, 2015, HYF had due to HBP in the amount of $27,097, which represents an unsecured loan bearing no interest and payable on demand.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2015 and 2014, rent expense related to the ZTC Lease amounted to $26,128 and $26,422, respectively. At December 31, 2015 and 2014, prepaid rent to ZTC amounted to $106,370 and $6,600 which was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2015 and 2014, rent expense related to the Office Lease amounted to $2,413 and $2,440, respectively. As of December 31, 2015 and 2014, the unpaid rent was $1,138 and $1,219, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the years ended December 31, 2015 and 2014, rent expense related to the JSJ Lease amounted to $1,608 and $1,626, respectively. As of December 31, 2015 and 2014, the unpaid rent was $2,311 and $813, respectively.

Future minimum rental payments required under the related parties operating lease are as follows:

Years Ended December 31:
2016	$4,021
2017	4,021
2018	3,217
2019	2,413
2020	133,052
Thereafter	273,341
Total	$420,065

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and other shareholders, excluding the borrowings from Madame Qi as disclosed below, amounted to $40,970 and $25,552 at December 31, 2015 and December 31, 2014, respectively.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. As of December 31, 2015, the total borrowings including the interest were $668,301. In January 2016, the Company made a repayment of $30,000 to Madame Qi. On January 15, 2016, the Company and Madame Qi entered into an agreement to further extend the Due Date of the note to December 31, 2016.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of December 31, 2015, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 14 – STATUTORY RESERVES

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2015 and 2014, the Company appropriated to the statutory surplus reserve in the amount of $661,522 and $503,648, respectively. The accumulated balance of the statutory reserve of the Company as of December 31, 2015 and 2014 was $3,762,288 and $3,100,766, respectively.

NOTE 15 – SEGMENT INFORMATION

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

For the years ended December 31, 2015 and 2014, the Company operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the yew candles and pine needle extracts segment, consisting of the sale of yew candles and pine needle extracts in the year of 2015. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew tree extracts are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2015 and 2014 was as follows:

	For the Years Ended, December 31,
	2015	2014
Revenues:
TCM raw materials	$16,470,213	$4,043,290
Yew trees	1,134,412	3,208,643
Handicrafts	156,525	173,412
Wood ear mushroom	2,648,180	301,231
Others	9,164,478	-
	$29,573,808	$7,726,576
Cost of revenues:
TCM raw materials	$10,611,353	$726,988
Yew trees	329,539	1,004,371
Handicrafts	41,964	152,794
Wood ear mushroom	2,473,165	252,444
Others	9,084,571	-
	$22,540,592	$2,136,597
Depreciation and amortization:
TCM raw materials	$376,769	$491,838
Yew trees	68,931	65,221
Handicrafts	27,887	23,761
Wood ear mushroom	-	-
Others	56,412	101,989
	$529,999	$682,809
Net income (loss):
TCM raw materials	$5,858,860	$3,316,304
Yew trees	804,873	2,204,272
Handicrafts	114,561	109,029
Wood ear mushroom	175,015	48,787
Others	(1,668,721)	(1,394,215)
	$5,284,588	$4,284,177

	December 31, 2015
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$13,602,178	$816,926	$33,316	$-	$156,723	$14,609,143

	December 31, 2014
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$19,973,775	$915,551	$63,319	$-	$209,426	$21,162,071

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leased office space in the A’cheng district in Harbin (the “A’cheng Lease”) on March 20, 2002. The A’cheng Lease is for a term of 23 years and expires on March 19, 2025. Pursuant to the A’cheng Lease, lease payment shall be made as follows:

Period	Annual lease amount	Payment due date
March 2002 to February 2012	RMB 25,000	Before December 2012
March 2012 to February 2017	RMB 25,000	Before December 2017
March 2017 to March 2025	RMB 25,000	Before December 2025

For the years ended December 31, 2015 and 2014, rent expense related to the A’cheng Lease amounted $3,846 and $3,889, respectively.

Future minimum rental payments required under the A’cheng Lease are as follows:

Years Ended December 31:
2016	$-
2017	20,105
2018	-
2019	-
2020	-
Thereafter	28,146
Total	$48,251

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,261.28 is due on the first day of each month. The term of the lease is for 3 years and expires on January 31, 2018.

See Note 13 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the years ended December 31, 2015 and 2014, the Company made sales of $102,935 and $409,875, respectively, under the Seedling Agreement.

