Form 10-Q
period 2016-03-31
Yew Bio-Pharm Group, Inc.
filed 2016-05-16
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 16, 2016, there were 51.875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities & Exchange Commission (“SEC”) on March 31, 2015.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$236,377	$681,608
Restricted cash	305,526	303,511
Accounts receivable	1,883,627	3,857,968
Accounts receivable - related party	9,898,335	6,489,495
Inventories	9,743,447	4,665,549
Prepaid expenses - related party	411,111	106,370
Prepaid expenses and other assets	864,319	64,174
VAT recoverables	801,394	699,258

Total Current Assets	24,144,136	16,867,933

LONG-TERM ASSETS:
Long-term inventories, net	11,514,017	12,334,261
Property and equipment, net	680,607	702,764
Land use rights and yew forest assets, net	8,931,709	13,906,379

Total Long-term Assets	21,126,333	26,943,404

Total Assets	$45,270,469	$43,811,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,536	$11,345
Accounts payable - related party	45,379	41,319
Accrued expenses and other payables	108,840	124,686
Notes payable	611,052	607,022
Taxes payable	20,327	14,261
Due to related parties	738,132	761,236
Short-term borrowings	3,101,785	3,081,332

Total Current Liabilities	4,692,051	4,641,201

Total Liabilities	4,692,051	4,641,201

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	51,875	51,875
Additional paid-in capital	9,705,156	9,622,558
Retained earnings	25,992,432	25,067,733
Statutory reserves	3,887,851	3,762,288
Accumulated other comprehensive income - foreign currency translation adjustment	941,104	665,682

Total Shareholders' Equity	40,578,418	39,170,136

Total Liabilities and Shareholders' Equity	$45,270,469	$43,811,337

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
REVENUES:
Revenues	$576,904	$1,534,654
Revenues - related party	8,043,465	1,107,801

Total Revenues	8,620,369	2,642,455

COST OF REVENUES:
Cost of revenues	627,983	374,045
Cost of revenues - related party	6,598,904	796,924

Total Cost of Revenues	7,226,887	1,170,969

GROSS PROFIT	1,393,482	1,471,486

OPERATING EXPENSES:
Selling	3,252	4,688
General and administrative	312,648	467,378

Total Operating Expenses	315,900	472,066

INCOME FROM OPERATIONS	1,077,582	999,420

OTHER INCOME (EXPENSES):
Interest income (expense)	(27,320)	125
Other expense	-	(16)

Total Other Income (Expenses)	(27,320)	109

INCOME BEFORE PROVISION FOR INCOME TAXES	1,050,262	999,529
PROVISION FOR INCOME TAXES	-	(41,139)
NET INCOME	$1,050,262	$958,390

COMPREHENSIVE INCOME:
NET INCOME	$1,050,262	$958,390
OTHER COMPREHENSIVE INCOME :
Unrealized foreign currency translation adjustment	275,422	257,853

COMPREHENSIVE INCOME	$1,325,684	$1,216,243

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	52,125,000
Diluted	51,875,000	58,225,591

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,050,262	$958,390
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	30,504	37,984
Amortization of land use rights and yew forest assets	4,996,027	381,558
Stock-based compensation	82,598	294,239
Issuance of common stock for professional service	-	8,383
Changes in operating assets and liabilities:
Accounts receivable	1,980,590	(1,080,615)
Accounts receivable - related party	(3,313,946)	(867,776)
Prepaid expenses and other current assets	(788,609)	(22,281)
Prepaid expenses – related party	(299,778)	5,804
Inventories	(4,091,713)	(1,372,913)
VAT recoverables	(96,129)	-
Accounts payable	46,080	1,214,805
Accrued expenses and other payables	(16,440)	49,426
Due to related parties	81	-
Taxes payable	5,927	37,016

NET CASH USED IN OPERATING ACTIVITIES	(414,546)	(355,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,261)	(4,617)

NET CASH USED IN INVESTING ACTIVITIES	(4,261)	(4,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(35,000)	-
Proceeds from related parties	10,222	1,834

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,778)	1,834

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(1,646)	525

NET DECREASE IN CASH AND CASH EQUIVALENTS	(445,231)	(358,238)

CASH AND CASH EQUIVALENTS - Beginning of period	681,608	487,940

CASH AND CASH EQUIVALENTS - End of period	$236,377	$129,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$26,884	$-
Income taxes	$-	$-

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2016, and the results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015, have been presented.

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

(1) Harbin Yew Food Co., Ltd. did not pay the registered capital as of March 31, 2016.

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

As of March 31, 2016, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (HYF), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company's entrance into the organic food and functional beverage market. HYF had limited operation activities and did not generate any revenue for the year ended December 31, 2015. During the three-month period ended March 31, 2016, HYF generated $743 of revenue.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2016 and December 31, 2015, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

	March 31, 2016	December 31, 2015
Assets
Cash	$225,097	$662,038
Restricted cash	305,526	303,511
Accounts receivable	1,843,450	3,817,872
Accounts receivable – related party	9,898,335	6,489,495
Inventories (current and long-term), net	20,554,773	16,342,789
Prepaid expenses and other assets	1,654,083	753,351
Prepaid expenses – related party	411,111	106,370
Property and equipment, net	649,620	671,762
Land use rights and yew forest assets, net	8,931,709	13,906,379
Total assets of VIE	$44,473,704	$43,053,567
Liabilities
Accrued expenses and other payables	$173,406	$176,734
Taxes payable	16,231	11,901
Due to VIE holding companies	922,603	1,046,366
Short-term borrowings	3,101,785	3,081,332
Note payable	611,052	607,022
Due to related parties	81,367	69,955
Total liabilities of VIE	$4,906,444	$4,993,310

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

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew candles and pine needle extracts, yew seedlings, and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31, 2016			December 31, 2015
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$71,820	$2,670,715	$2,742,535	$39,341	$2,653,104	$2,692,445
Work-in-process	-	-	-	-	-	-
Finished goods	5,480,456	625,268	6,105,724	1,332,323	717,355	2,049,678
Yew seedlings	3,701,339	5,542,553	9,243,892	2,426,990	6,397,951	8,824,941
Other trees	507,608	2,769,271	3,276,879	872,674	2,673,454	3,546,128
Total	9,761,223	11,607,807	21,369,030	4,671,328	12,441,864	17,113,192
Reserve for impairment - handicrafts	(17,776)	(93,790)	(111,566)	(5,779)	(107,603)	(113,382)
Inventories, net	$9,743,447	$11,514,017	$21,257,464	$4,665,549	$12,334,261	$16,999,810

Also see Note 9 for inventories purchased from related parties.

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of March 31, 2016 and December 31, 2015.

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

Income before income tax expenses of $1,235,428 and $1,382,926 for the three months ended March 31, 2016 and 2015, respectively, was attributed to subsidiaries and VIE with operations in China. JSJ and HYF recorded no income tax expense for the three months ended March 31, 2016 and 2015 due to the fact that JSJ and HYF have been incurring net losses. HDS recorded $nil and $41,139 income tax expense for the three months ended March 31, 2016 and 2015, respectively.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Tax exemption effect	$313,906	$292,331
Tax reduction due to loss carry-forwards	-	2,355
Loss not subject to income tax	(5,050)	(378)
Basic net income per share effect	$(0.01)	$(0.01)
Diluted net income per share effect	$(0.01)	$(0.01)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC EIT rate	25%	25%
PRC tax exemption and reduction	(25)%	(22)%
Others	-	1%
Total provision for income taxes	-	4%

The deferred income tax assets or liabilities calculated pursuant to the EIT is not material due to the fact that the Company has been granted EIT exemption with respect to its yew raw materials and yew tree segments and is only subject to tax under the EIT for its handicrafts segment, wood ear mushroom segment and the sales of yew candles and pine needle extracts.

The Company has incurred net operating loss for income tax purposes for the three months ended March 31, 2016 and 2015. The net operating loss carry-forwards for U.S. income tax purposes amounted to $5,248,837 and $3,641,823 at March 31, 2016 and 2015, respectively, which may be available to reduce future years’ taxable income. These carry-forwards will expire, if not utilized, through 2036. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero at March 31, 2016 and 2015. The valuation allowance at March 31, 2016 and 2015 was $1,913,269 and $1,238,220, respectively. The net change in the valuation allowance was an increase of $191,621 and $121,864 during the three months ended March 31, 2016 and 2015, respectively. Management reviews this valuation allowance periodically and makes adjustments as necessary.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of March 31, 2016 and 2015, are as follows:

	March 31, 2016	March 31, 2015
U.S. tax benefit of net operating loss carry forward	$1,913,269	$1,238,220
Valuation allowance	(1,913,269)	(1,238,220)
Net deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $31.7 million and $30.6 million as of March 31, 2016 and December 31, 2015, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of March 31, 2016 and 2015.

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

NOTE 5 – SHORT-TERM BORROWINGS AND NOTES PAYABLE

On April 23, 2015, HDS entered into a loan agreement with Harbin Rongtong Branch of Bank of Communications (“BOCOM”) in the amount of RMB10,000,000 (approximately $1,630,000), payable on April 22, 2016. The loan carries an interest rate of 6.955% per annum and is payable quarterly on the 20th of the last month of each quarter. Heilongjiang Zishan Technology Co., Ltd (“ZTC”), a related party controlled by Mr. Wang and his wife Madame Qi, collateralized its buildings and land use rights with BOCOM to secure the loan. On April 22, 2016, the Company paid off the loan in full.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. For the three months ended March 31, 2016 and 2015, a total of $nil and $8,383 was expensed under the SPA, respectively.

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

There were no stock options issued, terminated, forfeited or exercised during the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at March 31, 2016:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2016	Weighted Average Exercise Price
$0.20-0.23	26,805,512	1.75	$0.22	24,735,512	$0.22

The Company's outstanding stock options and exercisable stock options had no intrinsic value, based upon the Company's closing stock price of $0.09 as of March 31, 2016. Stock option expense recognized during the three months ended March 31, 2016 amounted to $82,598.

There were no stock warrants issued, terminated, forfeited and exercised during the three months ended March 31, 2016.

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,050,262	$958,390
Weighted average common stock outstanding – basic	51,875,000	52,125,000
Effect of dilutive securities:
Non-vested restricted common stock	-	58,877
Stock options issued to directors/officers/employees	-	6,041,714
Weighted average common stock outstanding – diluted	51,875,000	58,225,591
Net income per common share – basic	$0.02	$0.02
Net income per common share – diluted	$0.02	$0.02

NOTE 8 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three months ended March 31, 2016 and 2015, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Three Months Ended March 31,
Customer	2016		2015
A (Yew Pharmaceutical, a related party)	93.31%		41.92%
B	*	%	*	%

* Less than 10%

The largest customer, Heilongjiang Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 84% and 94% of the Company’s total outstanding accounts receivable at March 31, 2016 and December 31, 2015, respectively.

Suppliers

For the three months ended March 31, 2016 and 2015, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Three Months Ended March 31,
Supplier	2016		2015
A (Yew Pharmaceutical, a related party)	80%		25%
B	*	%	20%
C	*	%	10%

Accounts payable to Yew Pharmaceutical accounted for 41% and 78% of the Company’s total accounts payable at March 31, 2016 and December 31, 2015, respectively. The Company did not have any accounts payable to Supplier B and C at March 31, 2016 or December 31, 2015.

NOTE 9 – RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”)	18% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., 39% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 31% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 12% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.
Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS.
Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

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

For the three months ended March 31, 2016 and 2015, total sales to Yew Pharmaceutical under the above agreement amounted to $8,043,465 and $1,107,801, respectively. At March 31, 2016 and December 31, 2015, the Company had $9,898,335 and $6,484,804 accounts receivable from Yew Pharmaceutical, respectively.

For the three months ended March 31, 2016, the total purchase of yew candles and pine needle extracts from Yew Pharmaceutical amounted to $5,385,195. No purchase was made in the three months ended March 31, 2015.

For the three months ended March 31, 2016, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $3,785 and had accounts payable of $45,379 to Yew Pharmaceutical at March 31, 2016.

At March 31, 2016 and December 31, 2015, HYF had $40,337 and $40,071, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand.

Transactions with HBP

At March 31, 2016 and December 31, 2015, HYF had accounts receivable from HBP in the amount of $nil and $4,691, respectively.

At March 31, 2016, HYF had due to HBP in the amount of $37,644, which presents an unsecured loan bearing no interest and payable on demand.

Transactions with HDS Development

During the three months ended March 31, 2016, HDS prepaid $310,334 to HDS Development for purchasing yew seedlings. At March 31, 2016, prepaid expense to HDS Development was $310,334, which was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended March 31, 2016 and 2015, rent expense related to the ZTC Lease amounted to $6,210 and $6,619, respectively. At March 31, 2016 and 2015, prepaid rent to ZTC amounted to $100,777 and $nil, respectively, which was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended March 31, 2016 and 2015, rent expense related to the Office Lease amounted to $573 and $611, respectively. As of March 31, 2016 and 2015, the unpaid rent was $1,727 and $1,842, respectively.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the three months ended March 31, 2016 and 2015, rent expense related to the JSJ Lease amounted to $382 and $407, respectively. As of March 31, 2016 and 2015, the unpaid rent was $2,714 and $1,228, respectively.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and other shareholders, excluding the borrowings from Madame Qi as disclosed below, amounted to $22,409 and $40,970 at March 31, 2016 and December 31, 2015, respectively.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, the Company and Madame Qi entered into an agreement to further extend the Due Date of the note to December 31, 2016. During the three months ended March 31, 2016, the Company made repayments of $35,000 to Madame Qi. As of March 31, 2016, the total borrowings including the interest were $633,301, included in due to related parties on the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of March 31, 2016, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

For the three months ended March 31, 2016 and 2015, the Company operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the yew candles and pine needle extracts segment, consisting of the sale of yew candles and pine needle extracts. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew tree extracts are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2016 and 2015 was as follows:

	For the Three Months Ended, March 31,
	2016	2015
Revenues:
TCM raw materials	$8,043,465	$957,006
Yew trees	1,505	698,752
Handicrafts	17,250	87,508
Wood ear mushroom	-	899,189
Others	558,149	-
	$8,620,369	$2,642,455
Cost of revenues:
TCM raw materials	$6,598,904	$148,325
Yew trees	914	244,848
Handicrafts	14,354	13,893
Wood ear mushroom	-	763,903
Others	612,715	-
	$7,226,887	$1,170,969
Depreciation and amortization:
TCM raw materials	$80,418	$136,831
Yew trees	504	1,616
Handicrafts	6,629	7,065
Wood ear mushroom	-	-
Others	8,862	20,158
	$96,413	$165,670
Net income (loss):
TCM raw materials	$1,444,561	$808,681
Yew trees	591	453,904
Handicrafts	2,896	73,615
Wood ear mushroom	-	135,286
Others	(397,786)	(513,096)
	$1,050,262	$958,390

	March 31, 2016
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$8,628,155	$809,387	$26,815	$-	$147,959	$9,612,316

	December 31, 2015
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$13,602,178	$816,926	$33,316	$-	$156,723	$14,609,143

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

For the three months ended March 31, 2016 and 2015, rent expense related to the A’cheng Lease amounted $914 and $974, respectively.

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,261 is due on the first day of each month of the first year, and $3,372 for each month of the second year. The term of the lease is for 3 years and expires on January 31, 2018. For the three months ended March 31, 2016 and 2015, rent expense related to the U.S. principal office lease amounted to $10,116 and $6,744, respectively.

See Note 9 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the three months ended March 31, 2016 and 2015, the Company didn’t make sales under the Seedling Agreement.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this ASU add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU, among other things: (1) clarify the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2016 and 2015, and consolidated financial conditions as of March 31, 2016 and December 31, 2015 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

Overview

We are a major grower and seller of yew trees and manufacturer of products made from yew trees, including potted yew trees for display in homes and offices, and handicrafts. We also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species. We also started to sell yew candles, pine needle extracts and dietary supplement from the third and fourth quarters of 2015.

For the three months ended March 31, 2016 as compared to three months ended March 31, 2015, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the “Others” segment, consisting of the sales of yew candles, pine needle extracts and dietary supplement named “Auri Essence”. Our reportable segments are strategic business units that offer different products. The five business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except for the dietary supplement sales are conducted in the PRC for the three months ended March 31,2016.

For the three months ended March 31, 2016, revenues from the sales of TCM raw materials represented approximately 93.31% of consolidated revenue (including 93.31% of consolidated revenues from a related party); sales of yew trees represented approximately 0.02% of consolidated revenue; sales of wood ear mushroom represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.2% of consolidated revenue; and the sales of others represented approximately 6.47% of consolidated revenue. For the three months ended March 31, 2015, revenues from the sales of TCM raw materials represented approximately 36.2% of consolidated revenue (including 7.9% of consolidated revenues from a related party); sales of yew trees represented approximately 26.4% of consolidated revenue; sales of wood ear mushroom represented approximately 34.1% of consolidated revenue; and the sales of handicrafts represented approximately 3.3% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses (approximately $185,399 and $383,316 for the three months ended March 31, 2016 and 2015, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of March 31, 2016, YBP had approximately $541,903 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,281, including approximately $3,281 in cash at March 31, 2016. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of March 31, 2016, HYF had started pilot production but there was not sales yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of March 31, 2016 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handicraft products, sales of “Others” including yew candles, pine needle extracts and dietary supplement and sales of wood ear mushroom. Pursuant to the guidance of ASC 605 and ASC 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended March 31,
	2016	2015
Revenues - third parties	$576,904	$1,534,654
Revenues - related party	8,043,465	1,107,801
Total revenues	8,620,369	2,642,455
Cost of revenues - third parties	627,983	374,045
Cost of revenues - related party	6,598,904	796,924
Total cost of revenues	7,226,887	1,170,969
Gross profit	1,393,482	1,471,486
Operating expenses	315,900	472,066
Income from operations	1,077,582	999,420
Other income (expenses)	(27,320)	109
Income Tax	-	(41,139)
Net income	1,050,262	958,390
Other comprehensive income:
Foreign currency translation adjustment	275,422	257,853
Comprehensive income	$1,325,684	$1,216,243

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

For the three months ended March 31, 2016, we had total revenues of $8,620,369, as compared to $2,642,455 for the three months ended March 31, 2015, an increase of $5,977,914 or 226%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials and the “Others” segments.

Total revenue is summarized as follows:

	Three Months Ended March 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$8,043,465	$957,006	$7,086,459	740%
Yew trees	1,505	698,752	(697,247)	(100)%
Handicrafts	17,250	87,508	(70,258)	(80)%
Wood ear mushroom	-	899,189	(899,189)	(100)%
Others	558,149	-	558,149	100%
Total	$8,620,369	$2,642,455	$5,977,914	226%

For the three months ended March 31, 2016 compared to March 31, 2015, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The decrease in revenue of handicrafts was mainly attributable to the decline in market demand. We did not have wood ear mushroom sales for the three months ended March 31, 2016 and therefore there were no comparative revenues with the three months ended March 31, 2015. During the first quarter of 2016, the “Others” segment includes the sales of yew candles and dietary supplement named “Auri Essence” that the Company started to sell in the third and fourth quarters of 2015, and therefore there was no comparable sales amount for the three months ended March 31, 2015.

Cost of Revenues

For the three months ended March 31, 2016, cost of revenues amounted to $7,226,887 as compared to $1,170,969 for the three months ended March 31, 2015, an increase of $6,055,918 or 517%. For the three months ended March 31, 2016, cost of revenues accounted for 84% of total revenues compared to 44.3% of total revenues for the three months ended March 31, 2015.

Cost of revenues by product categories is as follows:

	Three Months Ended March 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$6,598,904	$148,325	$6,450,579	4,349%
Yew trees	914	244,848	(243,934)	(99)%
Handicrafts	14,354	13,893	461	3%
Wood ear mushroom	-	763,903	(763,903)	(100)%
Others	612,715	-	612,715	100%
Total	$7,226,887	$1,170,969	$6,055,918	517%

The increase in our cost of revenues for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily a result of the increase in costs of revenue in TCM raw materials and the ”Others” segments and offset by decreasing in costs of revenue of yew tree and wood ear mushroom segments.

The increase in cost of revenue in TCM raw material segment was primarily attributable to the increase in sales to our related party, Yew Pharmaceutical.  We also sold some TCM raw materials processed from the whole yew trees in PingShan plantation starting from the third quarter of 2015 that eventually increased the unit cost of our TCM raw materials.

The decrease in cost of revenue in yew trees segment as compared to the three months ended March 31, 2015 was due to the decreased sales of yew trees.

The cost of revenue in handicrafts for the three months ended March 31, 2016 was comparable with the three months ended March 31, 2015, as we sold some handicrafts at costs in the first quarter of 2016

We did not have wood ear mushroom sales for the three months ended March 31, 2016 and therefore there were no comparative costs with the three months ended March 31, 2015.

The “Others” segment includes the sales of yew candles and dietary supplement during the first quarter of 2016. We started to sell yew candles and the dietary supplement in the third and fourth quarters of 2015, and therefore there were no comparative costs for the three months ended March 31, 2016 and 2015.

Gross Profit

For the three months ended March 31, 2016, gross profit was $1,393,482 as compared to $1,471,486 for the three months ended March 31, 2015, representing gross profit margins of 16.17% and 55.69%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended March 31,
	2016	2015	Increase
TCM raw materials	17.96%	84.50%	(66.54)%
Yew trees	39.27%	64.96%	(25.69)%
Handicrafts	16.79%	84.12%	(67.33)%
Wood ear mushroom	-	15.05%	(15.05)%
Others	(9.78)%	-	(9.79)%
Total	16.17%	55.69%	(39.52)%

The decrease in our overall gross profit margin for the three month ended March 31, 2016 as compared to the three months ended March 31, 2015 were primarily attributable to the lower gross margin yields of TCM raw materials, Yew trees, Handicrafts and “Others”.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily attributable to the sales of TCM raw materials processed from the whole yew trees in PingShan plantation starting from the third quarter of 2015 that eventually decreased the gross profit margin of TCM raw materials for the three months ended March 31, 2016.

The decrease in our gross margin percentage related to the sale of yew trees for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales.

The decrease in our gross margin percentage related to the sale of handicrafts for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily attributable to the sales of handicrafts at costs in the first quarter of 2016.

We did not have wood ear mushroom sales for the three months ended March 31, 2016 and therefore there were no comparative gross margin percentage with the three months ended March 31, 2015.

The gross margin percentage related to the sales of yew candle and dietary supplement included in the “Others” segment for the three months ended March 31, 2016 was negative 9.78%. We started to sell yew candles and dietary supplement in the third and fourth quarters of 2015. Therefore there were no comparative gross profit margins for the three months ended March 31, 2016 and 2015.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended March 31,
	2016	2015
Salary and related benefit	$-	$3,863
Shipping and handling	-	-
Other	3,252	825
Total	$3,252	$4,688

For the three months ended March 31, 2016, selling expense was $3,252 as compared to $4,688 for the three months ended March 31, 2015, a decrease of $1,436, or 30.63%.

General and Administrative Expenses

For the three months ended March 31, 2016, general and administrative expenses amounted to $312,648, as compared to $467,378 for the three months ended March 31, 2015, a decrease of $154,730, or 33.11%.

General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2016	2015
Compensation and related benefits	$82,598	$337,170
Depreciation	19,925	27,122
Travel and entertainment	19,947	17,810
Professional fees	51,375	21,996
Research and development	770	-
Other	138,033	63,280
Total	$312,648	$467,378

The decrease in our general and administrative expenses for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 was primarily attributable to the decrease in Compensation and related benefits.

The changes in general and administrative expenses for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, consisted of the following:

●	For the three months ended March 31, 2016, compensation and related benefits decreased by $254,572, or 75.50%, as compared to the three months ended March 31, 2015. The decrease in compensation and related benefits was mainly attributable to the decrease in stock-based compensation associated with related cost of issuance.

●	For the three months ended March 31, 2016, depreciation decreased by $7,197, or 26.54%, as compared to the three months ended March 31, 2015.

●	For the three months ended March 31, 2016, travel and entertainment increased by $2,137, or 12.00% as compared to the three months ended March 31, 2015. The increase was primarily attributable to increase in travels relating to business coordination in the first quarter of 2016.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended March 31, 2016, professional fees increased by $29,379, or 133.57%, as compared to the three months ended March 31, 2015.

●	For the three months ended March 31, 2016, other miscellaneous general and administrative expenses increased by $74,753, or 118.13%, as compared to the three months ended March 31, 2015. The increase was primarily attributable to associated cost of the Company’s new U.S. principal executive office that was established in California during the first quarter of 2016.

Income from Operations

For the three months ended March 31, 2016, income from operations was $1,077,582, as compared to income from operations of $999,420 for the three months ended March 31, 2015, an increase of $78,162, or 7.82%. The increase was primarily attributable to the increase in revenues from TCM raw materials and “Others” segments.

Other Income (Expenses)

For the three months ended March 31, 2016, total other expense was $27,320 as compared to total other income of $109 for the three months ended March 31, 2015.

Net Income

As a result of the factors described above, our net income was $1,050,262 or $0.02 (basic and diluted), for the three months ended March 31, 2016, as compared to net income of $958,390 or $0.02 (basic and diluted), for the three months ended March 31, 2015.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2016, we reported an unrealized gain on foreign currency translation of $275,422, as compared to a gain of $257,853 for the three months ended March 31, 2015. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended March 31, 2016, comprehensive income of $1,325,684 was derived from the sum of our net income of $1,050,262 with foreign currency translation gain of $275,422. For the three months ended March 31, 2015, comprehensive income of $1,216,243 was derived from the sum of our net income of $958,390 with foreign currency translation gain of $257,853.

Segment Information

For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the “Others” segment, consisting of the sales of yew candles, pine needle extracts and dietary supplement. Our reportable segments are strategic business units that offer different products. Compared with the three months ended March 31, 2016, there was no “Others” segment for the three months ended March 31, 2015. The five business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of dietary supplement named “Auri Essence” are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2016 and 2015 was as follows:

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Revenues- third party	Revenues- related party	Total	Revenues- third party	Revenues- related party	Total
Revenues:
TCM raw materials	$-	$8,043,465	$8,043,465	$748,394	$208,612	$957,006
Yew trees	1,505	-	1,505	698,752	-	698,752
Handicrafts	17,250	-	17,250	87,508	-	87,508
Wood ear mushroom	-	-	-	-	899,189	899,189
Others	558,149	-	558,149	-	-	-
Total revenues	$576,904	$8,043,465	$8,620,369	$1,534,654	$1,107,801	$2,642,455

Cost of sales:
TCM raw materials	$-	$6,598,904	$6,598,904	$115,304	$33,021	$148,325
Yew trees	914	-	914	244,848	-	244,848
Handicrafts	14,354	-	14,354	13,893	-	13,893
Wood ear mushroom	-	-	-	-	763,903	763,903
Others	612,715		612,715	-	-	-
Total cost of revenues	$627,983	$6,598,904	$7,226,887	$374,045	$796,924	$1,170,969

TCM raw materials

During the three months ended March 31, 2016, we sold 32,875 kg of TCM raw materials as compared to 3,880 kg of TCM raw materials during the three months ended March 31, 2015, a 747.29% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

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

For the three months ended March 31, 2016 and 2015, we had revenue of $8,043,465 and $208,612, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended March 31, 2016 and 2015, revenue from the sale of TCM raw materials to third parties amounted to $nil and $748,394, respectively.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

Sales volume was summarized as follows:

	Three Months Ended March 31,
	2016	2015
Sales volume - third parties (kg)	-	800
Sales volume - related party (kg)	32,875	3,080
Total sales volume	32,875	3,880

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended March 31, 2016, we sold approximately 63,000 pieces of yew seedlings and trees, as compared to approximately 250,000 pieces of yew seedlings and trees for the three months ended March 31, 2015, a decrease in volume of 74.8%.

The decrease in revenue of yew tree for the three months ended March 31, 2016 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales as compared to the three months ended March 31, 2015.

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

Handicrafts

During the three months ended March 31, 2016 and 2015, revenue from the sale of handicrafts made from yew timber amounted to $17,250 and $87,508, respectively, decrease of $70,258, or 80.29%. The decrease in revenues of handicrafts was mainly due to the decline in market demands.

We continued to evaluate the effectiveness and design of our selling efforts in the handicraft segment which had included establishing the appropriate sales volume goals with our distributors to reach our desired sales volume of handicrafts.

Wood ear mushroom

During the three months ended March 31, 2016, we did not make the sales of wood ear mushroom. As this is a newly introduced product category commenced during the fourth quarter of 2014, we are still seeking for various customer resources for this segment.

Others

During the three months ended March 31, 2016, we sold approximately 7,900 yew candles and 138 bottles of “Auri Essence” in amount of $558,149 to third party.

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

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2015 to March 31, 2016:

			December 31, 2015 to March 31, 2016
Category	March 31, 2016	December 31, 2015	Change	Percentage change
Current assets:
Cash	$236,377	$681,608	$(445,231)	(65.32)%
Restricted cash	305,526	303,511	2,015	0.66%
Accounts receivable	1,883,627	3,857,968	(1,974,341)	(51.18)%
Accounts receivable – related party	9,898,335	6,489,495	3,408,840	52.53%
Inventories	9,743,447	4,665,549	5,077,898	108.84%
Prepaid expenses and other assets	864,319	64,174	800,145	1,246.84%
Prepaid expenses – related parties	411,111	106,370	304,741	286.49%
VAT recoverables	801,394	699,258	102,136	14.61%
Current liabilities:
Accounts payable	66,536	11,345	55,191	486.48%
Accounts payable – related party	45,379	41,319	4,060	9.83%
Accrued expenses and other payables	108,840	124,686	(15,846)	(12.71)%
Notes payable	611,052	607,022	4,030	0.66%
Taxes payable	20,327	14,261	6,066	42.54%
Due to related parties	738,132	761,236	(23,104)	(3.04)%
Short-term borrowing	3,101,785	3,081,332	20,453	0.66%
Working capital:
Total current assets	$24,144,136	$16,867,933	$7,276,203	43.14%
Total current liabilities	4,692,051	4,641,201	50,850	1.10%
Working capital	$19,452,085	$12,226,732	$7,225,353	59.09%

Our working capital increased by $7,225,353 to $19,452,085 at March 31, 2016, from working capital of $12,226,732 at December 31, 2015. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable – related party of approximately $3,408,000

●	an increase in inventories of approximately $5,078,000

●	an increase in prepaid expenses and other assets of approximately $800,000 partially offset by:

●	a decrease in accounts receivable of approximately $1,974,000

●	a decrease in cash of approximately $445,000

For the three months ended March 31, 2016, net cash flow used in operating activities was $414,546, as compared to net cash flow used in operating activities of $335,980 for the three months ended March 31, 2015, a decrease of $58,566. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2016, net cash flow used in operating activities of $414,546 was primarily attributable to:

●	net income of approximately $1,050,262 adjusted for the add-back of non-cash items, such as depreciation of approximately $30,000 and amortization of land use rights and yew forest assets of approximately $4,996,000, stock-based compensation of approximately $82,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts payable of approximately $46,000 and a decrease in accounts receivable of approximately $1,980,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable –related parties of approximately $3,313,000 and an increase in inventories of approximately $4,092,000.

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

For the three months ended March 31, 2015, net cash flow used in operating activities of $355,980 was primarily attributable to:

●	net income of approximately $958,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $38,000 and amortization of land use rights and yew forest assets of approximately $382,000, stock-based compensation of approximately $294,000, and issuance of common stock for professional service of approximately $8,000; and
●	the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts payable of approximately $1,215,000 and an increase in accrued expenses and other payables of approximately $49,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,081,000, an increase in accounts receivable – related party of approximately $868,000, and an increase in inventories of approximately $1,373,000.

Net cash flow used in investing activities was approximately $4,000 for the three months ended March 31, 2016. During the three months ended March 31, 2016, we have made payment in approximately $4,000 for property and equipment. Net cash flow used in investing activities was approximately $4,000 for the three months ended March 31, 2015. During the three months ended March 31, 2015, we have made payment in approximately $4,000 for property and equipment.

Net cash flow used in financing activities was approximately $24,000 for the three months ended March 31, 2016 and consisted of proceeds of approximately $10,000 from our related parties and repayment of approximately $35,000 to our related parties. Net cash flow provided by financing activities was approximately $1,000 for the three months ended March 31, 2015 and consisted of proceeds from our related parties.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2016 and December 31, 2015, approximately $43.36 million and $41.8 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of March 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating Leases	519,827	63,629	41,335	128,794	286,069
Total	519,827	63,629	41,335	128,794	286,069

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gains of $275,422 and of $257,853 for the three months ended March 31, 2016 and March 31, 2015, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

No material change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Financial Officer

Date: May 16, 2016

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

*Filed herewith.