Form 10-Q
period 2016-06-30
Yew Bio-Pharm Group, Inc.
filed 2016-08-15
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of August 12, 2016, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$848,905	$681,608
Restricted cash	296,830	303,511
Accounts receivable	3,101,446	3,857,968
Accounts receivable - related parties	10,053,176	6,489,495
Inventories	8,659,366	4,665,549
Prepaid expenses - related parties	91,804	106,370
Prepaid expenses and other assets	94,712	64,174
VAT recoverables	2,354,100	699,258

Total Current Assets	25,500,339	16,867,933

LONG-TERM ASSETS:
Long-term inventories, net	14,507,420	12,334,261
Property and equipment, net	633,623	702,764
Land use rights and yew forest assets, net	4,923,817	13,906,379

Total Long-term Assets	20,064,860	26,943,404

Total Assets	$45,565,199	$43,811,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,045	$11,345
Accounts payable - related party	44,087	41,319
Accrued expenses and other payables	282,365	122,760
Notes payable	593,660	607,022
Taxes payable	16,501	14,261
Due to related parties	748,773	763,162
Short-term borrowings	3,013,500	3,081,332

Total Current Liabilities	4,771,931	4,641,201

Total Liabilities	4,771,931	4,641,201

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	51,875	51,875
Additional paid-in capital	9,787,752	9,622,558
Retained earnings	27,152,111	25,067,733
Statutory reserves	4,034,517	3,762,288
Accumulated other comprehensive income - foreign currency translation adjustment	(232,987)	665,682

Total Shareholders' Equity	40,793,268	39,170,136

Total Liabilities and Shareholders' Equity	$45,565,199	$43,811,337

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Revenues	$6,913,765	$1,904,941	$7,490,669	$3,439,595
Revenues - related party	9,146,345	2,761,981	17,189,810	3,869,782

Total Revenues	16,060,110	4,666,922	24,680,479	7,309,377

COST OF REVENUES:
Cost of revenues	6,806,861	1,533,314	7,434,844	1,907,359
Cost of revenues - related party	7,603,509	753,806	14,202,413	1,550,730

Total Cost of Revenues	14,410,370	2,287,120	21,637,257	3,458,089

GROSS PROFIT	1,649,740	2,379,802	3,043,222	3,851,288

OPERATING EXPENSES:
Selling	8,835	9,075	12,087	13,763
General and administrative	332,422	475,400	645,070	942,778

Total Operating Expenses	341,257	484,475	657,157	956,541

INCOME FROM OPERATIONS	1,308,483	1,895,327	2,386,065	2,894,747

OTHER INCOME (EXPENSES):
Interest expense	(41,967)	(18,546)	(69,287)	(18,421)
Government grant	-	135,322	-	135,322
Other income (expense)	39,829	(4,457)	39,829	(4,473)

Total Other Income (Expenses)	(2,138)	112,319	(29,458)	112,428

INCOME BEFORE INCOME TAXES	1,306,345	2,007,646	2,356,607	3,007,175
PROVISION FOR INCOME TAXES	-	(1,990)	-	(43,129)
NET INCOME	$1,306,345	$2,005,656	$2,356,607	$2,964,046

COMPREHENSIVE INCOME:
NET INCOME	$1,306,345	$2,005,656	$2,356,607	$2,964,046
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(1,174,091)	123,694	(898,669)	381,547

COMPREHENSIVE INCOME	$132,254	$2,129,350	$1,457,938	$3,345,593

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.04	$0.05	$0.06
Diluted	$0.03	$0.03	$0.05	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	52,125,000	51,875,000	52,125,000
Diluted	51,875,000	57,618,689	51,875,000	57,899,669

 See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,356,607	$2,964,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	59,387	76,099
Stock-based compensation	165,194	537,660
Stock issued for professional services	-	12,722
Amortization of land use rights and yew forest assets	8,810,916	535,847
Changes in operating assets and liabilities:
Accounts receivable	682,900	(1,300,729)
Accounts receivable - related parties	(3,763,989)	(629,335)
Prepaid expenses and other current assets	(32,041)	(1,979,257)
Prepaid expenses - related parties	12,413	(120,407)
Inventories	(6,627,197)	(2,350,881)
VAT recoverables	(1,696,123)	-
Accounts payable	62,195	427,058
Accounts payable – related party	3,735	-
Accrued expenses and other payables	187,331	184,955
Advances from customers	-	67,236
Taxes payable	2,467	5,789

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	223,795	(1,569,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,261)	(7,000)
Payment for land use rights and yew forest assets	-	(588,928)

NET CASH USED IN INVESTING ACTIVITIES	(4,261)	(595,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,530,105	1,642,360
Repayment of short-term borrowings	(1,530,105)	-
Proceeds from related party	81	649,500
Repayments to related party	(35,000)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(34,919)	2,291,860

EFFECT OF EXCHANGE RATE ON CASH	(17,318)	(4,017)

NET INCREASE IN CASH	167,297	122,718

CASH - Beginning of period	681,608	487,940

CASH - End of period	$848,905	$610,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$41,851	$18,647
Income taxes	$6,503	$-

Non-cash investing and financing activities
Operating expenses paid by related parties	$24,420	$4,789

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2016, and the results of operations and cash flows for the six-month periods ended June 30, 2016 and 2015, have been made.

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

Certain amounts from prior period financial statements have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss presented.

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings manufacture of yew tree wood handicrafts; and sales of candle and wood ear mushroom

Harbin Yew Food Co., Ltd ("HYF")	PRC November 4, 2014	RMB100,000(1)	100%	Sales of wood ear mushroom drink

(1) Harbin Yew Food Co. Ltd is wholly owned by HDS and did not pay the registered capital as of June 30, 2016.

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

As of June 30, 2016, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’ operations.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2016 and December 31, 2015, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s VIE and VIE’s subsidiary are as follows:

	June 30, 2016	December 31, 2015
Assets
Cash	$824,544	$662,038
Restricted cash	296,830	303,511
Accounts receivable	3,061,373	3,817,872
Accounts receivable – related parties	10,053,176	6,489,495
Inventories (current and long-term), net	22,464,154	16,342,789
Prepaid expenses and other assets	2,427,125	753,351
Prepaid expenses – related parties	91,804	106,370
Property and equipment, net	607,052	671,762
Land use rights and yew forest assets, net	4,923,818	13,906,379
Total assets of VIE	$44,749,876	$43,053,567
Liabilities
Accrued expenses and other payables	$351,007	$174,808
Taxes payable	9,365	11,901
Due to VIE holding companies	784,808	1,046,366
Short-term borrowings	3,013,500	3,081,332
Note payable	593,660	607,022
Due to related parties	91,709	71,881
Total liabilities of VIE	$4,844,049	$4,993,310

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew candles and pine needle extracts, yew seedlings, and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30, 2016			December 31, 2015
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$159,994	$2,594,699	$2,754,693	$39,341	$2,653,104	$2,692,445
Work-in-process	-	-	-	-	-	-
Finished goods	7,979,563	610,737	8,590,300	1,332,323	717,355	2,049,678
Yew seedlings	421,596	7,928,614	8,350,210	2,426,990	6,397,951	8,824,941
Other trees	104,167	3,464,980	3,569,147	872,674	2,673,454	3,546,128
Total	8,665,320	14,599,030	23,264,350	4,671,328	12,441,864	17,113,192
Reserve for impairment - handicrafts	(5,954)	(91,610)	(97,564)	(5,779)	(107,603)	(113,382)
Inventories, net	$8,659,366	$14,507,420	$23,166,786	$4,665,549	$12,334,261	$16,999,810

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of June 30, 2016 and December 31, 2015.

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

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax exemption effect	$376,971	$575,359	$690,877	$867,690
Tax reduction due to loss carry-forward	-	8	-	2,363
Loss not subject to income tax	(5,255)	(366)	(10,305)	(744)
Basic net income per share effect	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted net income per share effect	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. federal income tax rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)
PRC EIT rate	25%	25%	25%	25%
PRC tax exemption and reduction	(25%)	(25%)	(25%)	(24%)
Total provision for income taxes	-	-	-%	1%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of June 30, 2016 and 2015, are as follows:

	June 30, 2016	December 31, 2015
U.S. tax benefit of net operating loss carry forward	$1,846,327	$1,721,648
Valuation allowance	(1,846,327)	(1,721,648)
Net deferred tax assets	$-	$-

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

NOTE 5 – SHORT-TERM BORROWINGS AND NOTES PAYABLE

On April 23, 2015, HDS entered into a loan agreement with Harbin Rongtong Branch of Bank of Communications (“BOCOM”) in the amount of RMB10,000,000 (approximately $1,630,000 at the time of borrowing). HDS paid off the loan in full on April 22, 2016. On May 30, 2016, HDS entered into a loan agreement with BOCOM in the amount of RMB10,000,000 (approximately $1,507,000), payable on May 30, 2017. The loan carries an interest rate of 5.8725% per annum and is payable quarterly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with BOCOM to secure the loan. In addition, ZTC, Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), a related party of the Company, Zhiguo Wang, Madame Qi, Yicheng Wang, the son of Zhiguo Wang and Yuqi Mao, the spouse of Yicheng Wang, provided guarantees to the loan.

On November 24, 2015, the Company executed a loan in the form of factoring agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch in the principal amount of RMB10,000,000 (approx. $1,507,000). The loan carries an interest rate of 3.969% per annum and is payable, together with the principal, on November 18, 2016. The proceeds of the loan will be used by the Company to purchase raw materials and for general corporate purposes. Madam Qi has secured the loan with her personal assets. In addition, Yew Pharmaceutical, Yicheng Wang, the son of Zhiguo Wang and Yuqi Mao, the spouse of Yicheng Wang, provided guarantees to the loan.

On November 26, 2015, the Company issued several commercial acceptance notes to Yew Pharmaceutical with the total principal amount of RMB3,940,000 (approximately $594,000) to pay partial of the account payable owed. The terms of the commercial acceptance notes include the same maturity date of May 26, 2016 with no interest. On May 26, 2016, the Company paid off the commercial acceptance notes in full.

On May 27, 2016, the Company issued several commercial acceptance notes to Yew Pharmaceutical with the total principal amount of RMB3,940,000 (approximately $594,000) to pay partial of the account payable owed. The terms of the commercial acceptance notes include the same maturity date of November 27, 2016 with no interest. The commercial acceptance notes are secured by a deposit of RMB1,970,000 (approximately $300,000) from the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY

Stock option activities for the six months ended June 30, 2016 and 2015 were summarized in the following table.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	26,805,512	0.22	27,205,512	0.30
Exercised	-	-	-	-
Forfeited	-	-	400,000	0.23
Balance at end of period	26,805,512	0.22	26,805,512	0.22
Option exercisable at end of period	24,735,512	0.22	22,805,512	0.22

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at June 30, 2016:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price
$0.20-0.23	26,805,512	1.5	$0.22	24,735,512	$0.22

The Company's outstanding stock options and exercisable stock options had no intrinsic value, based upon the Company's closing stock price of $0.07 as of June 30, 2016. Stock option expense recognized during the six months ended June 30, 2016 amounted to $165,194.

There were no stock warrants issued, terminated, forfeited and exercised during the six months ended June 30, 2016.

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,306,345	$2,005,656	$2,356,607	$2,964,046
Weighted average common stock outstanding – basic	51,875,000	52,125,000	51,875,000	52,125,000
Effect of dilutive securities:
Non-vested restricted common stock	-	85,376	-	89,129
Stock options issued to directors/officers/employees	-	5,408,313	-	5,685,540
Weighted average common stock outstanding – diluted	51,875,000	57,618,689	51,875,000	57,899,669
Net income per common share – basic	$0.03	$0.04	$0.05	$0.06
Net income per common share – diluted	$0.03	$0.03	$0.05	$0.05

NOTE 8 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and six months ended June 30, 2016 and 2015, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2016	2015	2016	2015
A (Yew Pharmaceutical, a related party)	57%	59%	70%	53%
B	42%	* %	28%	* %
C	* %	33%	* %	21%

*	Less than 10%

The two largest customers accounted for 99% and 94% of the Company’s total outstanding accounts receivable at June 30, 2016 and December 31, 2015, respectively, of which Yew Pharmaceutical, a related party, accounted for 76% and 63% of total outstanding accounts receivable, respectively. The Company had no accounts receivable from Customer C as of June 30, 2016 and December 31, 2015.

Suppliers

For the three and six months ended June 30, 2016 and 2015, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Supplier	2016		2015	2016		2015
A (Yew Pharmaceutical, a related party)	83%		47%	82%		35%
B	*	%	49%	*	%	22%
C	*	%	* %	*	%	11%

Accounts payable to Yew Pharmaceutical accounted for zero and 78% of the Company’s total accounts payable at June 30, 2016 and December 31, 2015, respectively. The Company had no accounts payable to Supplier B or C at June 30, 2016 and December 31, 2015.

NOTE 9 – RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”)	18% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., 39% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 31% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 12% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.
Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS.
Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun
Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016.
Changzhi Du	Legal representative of Xinlin.
Jinguo Wang	Manager in charge of inventory and forest assets in HDS.

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

For the six months ended June 30, 2016 and 2015, sales to Yew Pharmaceutical under the above agreements amounted to $17,189,810 and $3,869,782, respectively. At June 30, 2016 and December 31, 2015, the Company had $10,053,176 and $6,484,804 accounts receivable from Yew Pharmaceutical, respectively.

For the six months ended June 30, 2016, the total purchase of yew candles and pine needle extracts from Yew Pharmaceutical amounted to $10,997,600.

For the six months ended June 30, 2016, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $3,735, and had accounts payable of $44,087 to Yew Pharmaceutical at June 30, 2016.

At June 30, 2016 and December 31, 2015, HYF had $39,189 and $40,071, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties on the accompanying consolidated balance sheets.

Transactions with HBP

At June 30, 2016 and December 31, 2015, HYF had accounts receivable from HBP in the amount of $nil and $4,691, respectively.

At December 31, 2015, HYF had due to HBP in the amount of $27,097, which represents an unsecured loan bearing no interest and payable on demand. During the six months ended June 30, 2016, HBP paid off operation expenses on behalf of HYF in the amount of $18,812. As of June 30, 2016, HYF had due to HBP in the amount of $45,025, which was included in due to related parties on the accompanying consolidated balance sheets.

Transactions with HDS Development

On January 20, 2016, the Company prepaid $310,334 to HDS Development for purchasing yew seedlings. On June 30, 2016, the prepayment was returned to the Company in full due to the cancellation of the purchase.

Transactions with Xinlin

On May 31, 2016, HDS purchased yew seedlings from Xinlin in the amount of $550,838. As of June 30, 2016 and December 31, 2015, the Company had no accounts payable to Xinlin.

Transactions with Changzhi Du

In April 2016, HDS purchased yew seedlings from Changzhi Du in the amount of $1,424,313. As of June 30, 2016, the Company paid the payments in full and had prepayment of $15 to Changzhi Du, which was included in prepaid expense – related parties on the accompanying consolidated balance sheets.

Transactions with Jinguo Wang

On May 31, 2016, HDS purchased yew seedlings from Jinguo Wang in the amount of $459,031. As of June 30, 2016 and December 31, 2015, the Company had no accounts payable to Jinguo Wang.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $25,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the six months ended June 30, 2016 and 2015, rent expense related to the ZTC Lease amounted to $12,428 and $13,288, respectively. At June 30, 2016 and December 31, 2015, prepaid rent to ZTC amounted to $91,789 and $106,370, respectively, which was included in prepaid expenses - related parties on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the six months ended June 30, 2016 and 2015, rent expense related to the Office Lease amounted to $1,148 and $1,227, respectively. At June 30, 2016 and December 31, 2015, the unpaid rent was $2,115 and $1,138, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the six months ended June 30, 2016 and 2015, rent expense related to the JSJ Lease amounted to $765 and $818, respectively. At June 30, 2016 and December 31, 2015, the unpaid rent was $3,014 and $2,311, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

The Company leased office space in the A’cheng district in Harbin (the “A’cheng Lease”) from HDS Development on March 20, 2002. The A’cheng Lease is for a term of 23 years and expires on March 19, 2025. Pursuant to the A’cheng Lease, lease payment shall be made as follows:

Period	Annual lease amount	Payment due date
March 2002 to February 2012	RMB 25,000	Before December 2012
March 2012 to February 2017	RMB 25,000	Before December 2017
March 2017 to March 2025	RMB 25,000	Before December 2025

For the six months ended June 30, 2016 and 2015, rent expense related to the A’cheng Lease amounted $1,829 and $2,045, respectively. At June 30, 2016 and December 31, 2015, the unpaid rent was $3,767 and $1,926, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

Due to Shareholders

The Company’s officers and directors, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. During the six months ended June 30, 2016, Zhiguo Wang paid off operation expenses on behalf of the Company in the amount of $5,608. As of June 30, 2016 and December 31, 2015, the Company had $22,362 and $40,970 due to Zhiguo Wang, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, the Company and Madame Qi entered into an agreement to further extend the Due Date of the note to December 31, 2016. During the six months ended June 30, 2016, the Company made repayments of $35,000 to Madame Qi. As of June 30, 2016, the total borrowings including the interest were $633,301, which was included in due to related parties on the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of June 30, 2016, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

For the three and six months ended June 30, 2016 and 2015, the Company operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) Others, currently consisting of the sale of yew candles, pine needle extracts and dietary supplement named "Auri Essence". The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of dietary supplement are conducted in the PRC.

Information with respect to these reportable business segments for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2016	2015	2016	2015
Revenues:
TCM raw materials	$9,146,345	$3,909,314	$17,189,810	$4,866,320
Yew trees	21,741	344,919	23,246	1,043,671
Handicrafts	79,223	7,206	96,473	94,714
Wood ear mushroom	-	405,483	-	1,304,672
Others	6,812,801	-	7,370,950	-
	$16,060,110	$4,666,922	$24,680,479	$7,309,377
Cost of revenues:
TCM raw materials	7,603,509	1,847,197	14,202,413	1,995,521
Yew trees	18,544	63,687	19,458	308,536
Handicrafts	62,305	1,225	76,659	15,118
Wood ear mushroom	-	375,011	-	1,138,914
Others	6,726,012	-	7,338,727	-
	$14,410,370	$2,287,120	$21,637,257	$3,458,089
Depreciation and amortization:
TCM raw materials	28,420	131,535	108,838	268,366
Yew trees	26,247	7,973	26,751	9,590
Handicrafts	6,636	7,118	13,265	14,183
Wood ear mushroom	-	-	-	-
Others	7,080	11,854	15,942	32,011
	$68,383	$158,480	$164,796	$324,150
Net income (loss):
TCM raw materials	1,542,836	2,062,117	3,987,397	2,870,799
Yew trees	3,197	281,232	3,788	735,135
Handicrafts	16,918	5,981	19,814	79,596
Wood ear mushroom	-	30,472	-	165,758
Others	(256,606)	(374,146)	(654,392)	(887,242)
	$1,306,345	$2,005,656	$2,356,607	$2,964,046

	June 30, 2016
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$4,631,495	$773,756	$19,520	$-	$132,669	$5,557,440

	December 31, 2015
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$13,602,178	$816,926	$33,316	$-	$156,723	$14,609,143

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,261 is due on the first day of each month of the first year, and $3,372 for each month of the second year. The term of the lease is for 3 years and expires on January 31, 2018. For the six months ended June 30, 2016 and 2015, rent expense related to the U.S. principal office lease amounted to $20,235 and $16,862, respectively.

See Note 9 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the six months ended June 30, 2016 and 2015, the Company didn’t make sales under the Seedling Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the six months ended June 30, 2016 and 2015, and consolidated financial conditions as of June 30, 2016 and December 31, 2015 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

Overview

We are a major grower and seller of yew trees and manufacturer of products made from yew trees, including handicrafts. We also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species. We also started to sell yew candles, pine needle extracts and dietary supplement from the third and fourth quarters of 2015.

For the three and six months ended June 30, 2016 and 2015, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the “Others” segment, consisting of the sales of yew candles, pine needle extracts and dietary supplement named “Auri Essence”. Our reportable segments are strategic business units that offer different products. The five business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except for the dietary supplement sales are conducted in the PRC for the three and six months ended June 30, 2016.

For the six months ended June 30, 2016, revenues from the sales of TCM raw materials represented approximately 69.65% of consolidated revenue (including 69.65% of consolidated revenues from a related party); sales of yew trees represented approximately 0.09% of consolidated revenue; sales of wood ear mushroom represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.39% of consolidated revenue; and the sales of others represented approximately 29.87% of consolidated revenue. For the six months ended June 30, 2015, revenues from the sales of TCM raw materials represented approximately 66.6% of consolidated revenue (including 35% of consolidated revenues from a related party); sales of yew trees represented approximately 14.3% of consolidated revenue; sales of wood ear mushroom represented approximately 17.8% of consolidated revenue; and the sales of handicrafts represented approximately 1.3% of consolidated revenue.

For the three months ended June 30, 2016, revenues from the sales of TCM raw materials represented approximately 56.95% of consolidated revenue (including 56.95% of consolidated revenues from a related party); sales of yew trees represented approximately 0.14% of consolidated revenue; sales of wood ear mushroom represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.49% of consolidated revenue; and the sales of others represented approximately 42.42% of consolidated revenue. For the three months ended June 30, 2015, revenues from the sales of TCM raw materials represented approximately 83.8% of consolidated revenue (including 50.5% of consolidated revenues from a related party); sales of yew trees represented approximately 7.4% of consolidated revenue; sales of wood ear mushroom represented approximately 8.7% of consolidated revenue; and the sales of handicrafts represented approximately 0.2% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses (approximately $366,005 and $723,709 for the six months ended June 30, 2016 and 2015, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of June 30, 2016, YBP had approximately $1,145,735 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,445, including approximately $3,445 in cash at June 30, 2016. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of June 30, 2016, HYF had started pilot production but there was not sales yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of June 30, 2016 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues - third parties	$6,913,765	$1,904,941	$7,490,669	$3,439,595
Revenues - related party	9,146,345	2,761,981	17,189,810	3,869,782
Total revenues	16,060,110	4,666,922	24,680,479	7,309,377
Cost of revenues - third parties	6,806,861	1,533,314	7,434,844	1,907,359
Cost of revenues - related party	7,603,509	753,806	14,202,413	1,550,730
Total cost of revenues	14,410,370	2,287,120	21,637,257	3,458,089
Gross profit	1,649,740	2,379,802	3,043,222	3,851,288
Operating expenses	341,257	484,475	657,157	956,541
Income from operations	1,308,483	1,895,327	2,386,065	2,894,747
Other income (expenses)	(2,138)	112,319	(29,458)	112,428
Net income before income taxes	1,306,345	2,007,646	2,356,607	3,007,175
Income taxes	-	(1,990)	-	(43,129)
Net income	1,306,345	2,005,656	2,356,607	2,964,046
Other comprehensive income:
Foreign currency translation adjustment	(1,174,091)	123,694	(898,669)	381,547
Comprehensive income	$132,254	$2,129,350	$1,457,938	$3,345,593

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenues

For the three months ended June 30, 2016, we had total revenues of $16,060,110, as compared to $4,666,922 for the three months ended June 30, 2015, an increase of $11,393,188 or 244%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials and the “Others” segments.

For the six months ended June 30, 2016, we had total revenues of $24,680,479, as compared to $7,309,377 for the six months ended June 30, 2015, an increase of $17,371,102 or 238%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials and the “Others” segments.

Total revenue is summarized as follows:

	Three Months Ended June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$9,146,345	$3,909,314	$5,237,031	134%
Yew trees	21,741	344,919	(323,178)	(94)%
Wood ear mushroom	-	405,483	(405,483)	(100)%
Handicrafts	79,223	7,206	72,017	999%
Others	6,812,801	-	6,812,801	100%
Total	$16,060,110	$4,666,922	$11,393,188	244%

	Six Months Ended June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$17,189,810	$4,866,320	$12,323,490	253%
Yew trees	23,246	1,043,671	(1,020,425)	(98)%
Wood ear mushroom	-	1,304,672	(1,304,672)	(100)%
Handicrafts	96,473	94,714	1,759	2%
Others	7,370,950	-	7,370,950	100%
Total	$24,680,479	$7,309,377	$17,371,102	238%

For the three months ended June 30, 2016 compared to June 30, 2015, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The increase in revenue of handicrafts was mainly attributable to the increase in market demand and normal sales fluctuation. We did not have wood ear mushroom sales for the three months ended June 30, 2016 and therefore there were no comparative revenues with the three months ended June 30, 2015. The “Others” segment includes the sales of yew candles, pine needle extracts and dietary supplement named “Auri Essence” that the Company started to sell in the third and fourth quarters of 2015, and therefore there was no comparable sales amount for the three months ended June 30, 2015.

For the six months ended June 30, 2016 compared to June 30, 2015, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The increase in revenue of handicrafts was mainly attributable to the increase in market demand and normal sales fluctuation. We did not have wood ear mushroom sales for the six months ended June 30, 2016 and therefore there were no comparative revenues with the six months ended June 30, 2015. During the first half year of 2016, the “Others” segment includes the sales of yew candles, pine needle extracts and dietary supplement named “Auri Essence” that the Company started to sell in the third and fourth quarters of 2015, and therefore there was no comparable sales amount for the six months ended June 30, 2015.

Cost of Revenues

For the three months ended June 30, 2016, cost of revenues amounted to $14,410,370 as compared to $2,287,120 for the three months ended June 30, 2015, an increase of $12,123,250 or 530%. For the three months ended June 30, 2016, cost of revenues accounted for 90% of total revenues compared to 49% of total revenues for the three months ended June 30, 2015.

For the six months ended June 30, 2016, cost of revenues amounted to $21,637,257 as compared to $3,458,089 for the six months ended June 30, 2015, an increase of $18,179,168 or 526%. For the six months ended June 30, 2016, cost of revenues accounted for 88% of total revenues compared to 47% of total revenues for the three months ended June 30, 2015.

Cost of revenues by product categories is as follows:

	Three Months Ended June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$7,603,509	$1,847,197	$5,756,312	312%
Yew trees	18,544	63,687	(45,143)	(71)%
Wood ear mushrooms	-	375,011	(375,011)	(100)%
Handicrafts	62,305	1,225	61,080	4,986%
Others	6,726,012	-	6,726,012	100%
Total	$14,410,370	$2,287,120	$12,123,250	530%

	Six Months Ended June 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$14,202,413	$1,995,521	$12,206,892	612%
Yew trees	19,458	308,536	(289,078)	(94)%
Wood ear mushrooms	-	1,138,914	(1,138,914)	(100)%
Handicrafts	76,659	15,118	61,541	407%
Others	7,338,727	-	7,338,727	100%
Total	$21,637,257	$3,458,089	$18,179,168	526%

The increase in our cost of revenues for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily a result of the increase in costs of revenue in TCM raw materials and the ”Others” segments and offset by decreasing in costs of revenue of wood ear mushroom segments.

The increase in cost of revenue in TCM raw material segment was primarily attributable to the increase in sales to our related party, Yew Pharmaceutical.  We also sold some TCM raw materials processed from the whole yew trees in PingShan plantation starting from the third quarter of 2015 that eventually increased the unit cost of our TCM raw materials.

The decrease in cost of revenue in yew trees segment as compared to the three and six months ended June 30, 2015 was due to the decreased sales of yew trees.

The increase in cost of revenue in handicrafts for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily due to the increased sales of handicrafts and normal sales fluctuation.

We did not have wood ear mushroom sales for the three and six months ended June 30, 2016 and therefore there were no comparative costs with the three and six months ended June 30, 2015.

The “Others” segment includes the sales of yew candles and dietary supplement during the first half year of 2016. We started to sell yew candles and the dietary supplement in the third and fourth quarters of 2015, and therefore there were no comparative costs for the three and six months ended June 30, 2016 and 2015.

Gross Profit

For the three months ended June 30, 2016, gross profit was $1,649,740 as compared to $2,379,802 for the three months ended June 30, 2015, representing gross profit margins of 10.3% and 51.0%, respectively. For the six months ended June 30, 2016, gross profit was $3,043,222 as compared to $3,851,288 for the six months ended June 30, 2015, representing gross profit margins of 12.3% and 52.7%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	(Decrease) Increase	2016	2015	(Decrease) Increase
TCM raw materials	16.9%	52.7%	(35.8)%	17.4%	59.0%	(41.6)%
Yew trees	14.7%	81.5%	(66.8)%	16.3%	70.4%	(54.1)%
Wood ear mushrooms	-%	7.5%	(7.5)%	-%	12.7%	(12.7)%
Handicrafts	21.4%	83.0%	(61.6)%	20.5%	84.0%	(63.5)%
Others	1.3%	-%	1.3%	0.4%	-%	0.4%
Total	10.3%	51.0%	(40.7)%	12.3%	52.7%	(40.4)%

The decrease in our overall gross profit margin for the three and six month ended June 30, 2016 as compared to the three and six months ended June 30, 2015 were primarily attributable to the lower gross margin yields of TCM raw materials, Yew trees, and Handicrafts.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily attributable to the sales of TCM raw materials processed from the whole yew trees in PingShan plantation starting from the third quarter of 2015 that eventually decreased the gross profit margin of TCM raw materials for the three and six months ended June 30, 2016.

The decrease in our gross margin percentage related to the sale of yew trees for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales.

The decrease in our gross margin percentage related to the sale of handicrafts for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily attributable to the sales of handicrafts at costs in the first half year of 2016.

We did not have wood ear mushroom sales for the three and six months ended June 30, 2016 and therefore there were no comparative gross margin percentage with the three and six months ended June 30, 2015.

We started to sell yew candles and dietary supplement in the third and fourth quarters of 2015. Therefore there were no comparative gross profit margins for the three and six months ended June 30, 2016 and 2015.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Salary and related benefit	$-	$4,480	$-	$8,343
Shipping and handling	-	-	-	-
Other	8,835	4,595	12,087	5,420
Total	$8,835	$9,075	$12,087	$13,763

For the three months ended June 30, 2016, selling expense was $8,835 as compared to $9,075 for the three months ended June 30, 2015, a decrease of $240, or 2.64%. For the six months ended June 30, 2016, selling expense was $12,087 as compared to $13,763 for the six months ended June 30, 2015, a decrease of $1,676, or 12.18%.

General and Administrative Expenses

For the three months ended June 30, 2016, general and administrative expenses amounted to $332,422, as compared to $475,400 for the three months ended June 30, 2015, a decrease of $142,978, or 30.08%. For the six months ended June 30, 2016, general and administrative expenses amounted to $645,070, as compared to $942,778 for the six months ended June 30, 2015, a decrease of $297,708, or 31.6%.

General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Compensation and related benefits	$82,596	$200,490	$165,194	$537,660
Depreciation	18,667	27,208	38,592	54,330
Travel and entertainment	18,488	14,508	38,435	32,318
Professional fees	56,045	99,715	107,420	121,711
Research and development	260	13,906	1,030	13,906
Other	156,366	119,573	294,399	182,853
Total	$332,422	$475,400	$645,070	$942,778

The decrease in our general and administrative expenses for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015 was primarily attributable to the decrease in Compensation and related benefits.

The changes in general and administrative expenses for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, consisted of the following:

●	For the three months ended June 30, 2016, compensation and related benefits decreased by $117,894, or 58.8%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, compensation and related benefits decreased by $372,466, or 69.3%, as compared to the six months ended June 30, 2015. The decrease in compensation and related benefits was mainly attributable to the decrease in stock-based compensation associated with related cost of issuance.

●	For the three months ended June 30, 2016, depreciation decreased by $8,541, or 31.4%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, depreciation decreased by $15,738, or 29.0%, as compared to the six months ended June 30, 2015.

●	For the three months ended June 30, 2016, travel and entertainment increased by $3,980, or 27.4% as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, increased by $6,117, or 18.9%, as compared to the six months ended June 30, 2015. The increase was primarily attributable to increase in travels relating to business coordination in the first half year of 2016.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended June 30, 2016, professional fees decreased by $43,670, or 43.8%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, professional fees decreased by $14,291, or 11.7%, as compared to the six months ended June 30, 2015.

●	For the three months ended June 30, 2016, other miscellaneous general and administrative expenses increased by $36,793, or 30.8%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, other miscellaneous general and administrative expenses increased by $111,546, or 61.0%, as compared to the six months ended June 30, 2015. The increase was primarily attributable to associated cost of the Company’s new U.S. principal executive office that was established in California during the first half year of 2016.

Income from Operations

For the three months ended June 30, 2016, income from operations was $1,308,483, as compared to income from operations of $1,895,327 for the three months ended June 30, 2015, a decrease of $586,844, or 30.96%. The decrease was primarily attributable to the increase in cost of revenue from TCM raw materials and “Others” segments.

For the six months ended June 30, 2016, income from operations was $2,386,065, as compared to income from operations of $2,894,747 for the six months ended June 30, 2015, a decrease of $508,682, or 17.57%. The decrease was primarily attributable to the increase in cost of revenue from TCM raw materials and “Others” segments.

Other Income (Expenses)

For the three months ended June 30, 2016, total other expense was $2,138 as compared to total other income of $112,319 for the three months ended June 30, 2015.

For the six months ended June 30, 2016, total other expense was $29,458 as compared to total other income of $112,428 for the six months ended June 30, 2015.

Net Income

As a result of the factors described above, our net income was $1,306,345 or $0.03 (basic and diluted), for the three months ended June 30, 2016, as compared to net income of $2,005,656 or $0.04 and $0.03 (basic and diluted, respectively), for the three months ended June 30, 2015. As a result of the factors described above, our net income was $2,356,607 or $0.05 (basic and diluted), for the six months ended June 30, 2016, as compared to net income of $2,964,046 or $0.06 and $0.05 (basic and diluted, respectively), for the six months ended June 30, 2015.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2016, we reported an unrealized loss on foreign currency translation of $1,174,091, as compared to a gain of $123,694 for the three months ended June 30, 2015. For the six months ended June 30, 2016, we reported an unrealized loss on foreign currency translation of $898,669, as compared to a gain of $381,547 for the six months ended June 30, 2015. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended June 30, 2016, comprehensive income of $132,254 was derived from the sum of our net income of $1,306,345 with foreign currency translation loss of $1,174,091. For the three months ended June 30, 2015, comprehensive income of $2,129,350 was derived from the sum of our net income of $2,005,656 with foreign currency translation gain of $123,694.

For the six months ended June 30, 2016, comprehensive income of $1,457,938 was derived from the sum of our net income of $2,356,607 with foreign currency translation loss of $898,669. For the six months ended June 30, 2015, comprehensive income of $3,345,593 was derived from the sum of our net income of $2,964,046 with foreign currency translation gain of $381,547.

Segment Information

For the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the “Others” segment, consisting of the sales of yew candles, pine needle extracts and dietary supplement. Our reportable segments are strategic business units that offer different products. Compared with the three and six months ended June 30, 2016, there was no “Others” segment for the three and six months ended June 30, 2015. The five business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of dietary supplement named “Auri Essence” are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended June 30, 2016 and 2015 was as follows:

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Revenues- third parties	Revenues – related party	Total	Revenues- third parties	Revenues – related party	Total
Revenues
TCM raw materials	$-	$9,146,345	$9,146,345	$1,552,816	$2,356,498	$3,909,314
Yew trees	21,741	-	21,741	344,919	-	344,919
Handicrafts	79,223	-	79,223	7,206	-	7,206
Wood ear mushroom	-	-	-	-	405,483	405,483
Others	6,812,801	-	6,812,801	-	-	-
Total revenues	$6,913,765	$9,146,345	$16,060,110	$1,904,941	$2,761,981	$4,666,922

Cost of Revenues
TCM raw materials	$-	$7,603,509	$7,603,509	$1,468,402	$378,795	$1,847,197
Yew trees	18,544	-	18,544	63,687	-	63,687
Handicrafts	62,305	-	62,305	1,225	-	1,225
Wood ear mushroom	-	-	-	-	375,011	375,011
Others	6,726,012	-	6,726,012	-	-	-
Total cost of revenues	$6,806,861	$7,603,515	$14,410,370	$1,533,314	$753,806	$2,287,120

Information with respect to these reportable business segments for the six months ended June 30, 2016 and 2015 was as follows:

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Revenues- third parties	Revenues – related party	Total	Revenues- third parties	Revenues – related party	Total
Revenues:
TCM raw materials	$-	$17,189,810	$17,819,810	$2,301,210	$2,565,110	$4,866,320
Yew trees	23,246	-	23,246	1,043,671	-	1,043,671
Handicrafts	96,473	-	96,473	94,714	-	94,714
Wood ear mushroom	-	-	-	-	1,304,672	1,304,672
Others	7,370,950	-	7,370,950	-	-	-
Total revenues	$7,490,669	$17,189,810	$24,680,479	$3,439,595	$3,869,782	$7,309,377

Cost of sales:
TCM raw materials	$-	$14,202,413	$14,202,413	$1,583,705	$411,816	$1,995,521
Yew trees	19,458	-	19,458	308,536	-	308,536
Handicrafts	76,659	-	76,659	15,118	-	15,118
Wood ear mushroom	-	-	-	-	1,138,914	1,138,914
Others	7,338,727	-	7,338,727	-	-	-
Total cost of revenues	$7,434,844	$14,202,413	$21,637,257	$1,907,359	$1,550,730	$3,458,089

TCM raw materials

During the three months ended June 30, 2016, we sold 37,200 kg of TCM raw materials as compared to 9,000 kg of TCM raw materials during the three months ended June 30, 2015, a 313.33% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

During the six months ended June 30, 2016, we sold 70,075 kg of TCM raw materials as compared to 12,880 kg of TCM raw materials during the six months ended June 30, 2015, a 444.06% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

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

For the three months ended June 30, 2016 and 2015, we had revenue of $9,146,345 and $2,356,498, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended June 30, 2016 and 2015, revenue from the sale of TCM raw materials to third parties amounted to $nil and $1,552,816, respectively.

For the six months ended June 30, 2016 and 2015, we had revenue of $17,189,810 and $2,565,110, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the six months ended June 30, 2016 and 2015, revenue from the sale of TCM raw materials to third parties amounted to $nil and $2,301,210, respectively.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

Sales volume was summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales volume - third parties (kg)	-	2,280	-	3,080
Sales volume - related party (kg)	37,200	6,720	70,075	9,800
Total sales volume	37,200	9,000	70,075	12,880

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended June 30, 2016, we sold approximately 4,620 pieces of yew seedlings and trees, as compared to approximately 18,000 pieces of yew seedlings and trees for the three months ended June 30, 2015, a decrease in volume of 74.3%.

During the six months ended June 30, 2016, we sold approximately 4,860 pieces of yew seedlings and trees, as compared to approximately 54,000 pieces of yew seedlings and trees for the six months ended June 30, 2015, a decrease in volume of 91%.

The decrease in revenue of yew tree for the three and six months ended June 30, 2016 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales as compared to the three and six months ended June 30, 2015.

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

Handicrafts

During the three months ended June 30, 2016 and 2015, revenue from the sale of handicrafts made from yew timber amounted to $79,223 and $7,206, respectively, increase of $72,017, or 999.4%. During the six months ended June 30, 2016 and 2015, revenue from the sale of handicrafts made from yew timber amounted to $96,473 and $94,714, respectively, increase of $1,759, or 1.86%. The increase in revenues of handicrafts was mainly due to the incline in market demands.

We continued to evaluate the effectiveness and design of our selling efforts in the handicraft segment which had included establishing the appropriate sales volume goals with our distributors to reach our desired sales volume of handicrafts.

Wood ear mushroom

During the three and six months ended June 30, 2016, we did not make the sales of wood ear mushroom. As this is a newly introduced product category commenced during the fourth quarter of 2014, we are still seeking for various customer resources for this segment.

Others

During the three months ended June 30, 2016, we sold approximately 8,400 yew candles, 3,360 kilograms pine needle extracts and 40 bottles of “Auri Essence” in amount of $6,812,801 to third party. During the six months ended June 30, 2016, we sold approximately 16,300 yew candles, 3,360 kilograms pine needle extracts and 178 bottles of “Auri Essence” in amount of $7,370,950 to third party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2016 and December 31, 2015, we had cash balances of $1,145,735 and $985,119, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2015 to June 30, 2016:

			December 31, 2015 to June 30, 2016
Category	June 30, 2016	December 31, 2015	Change	Percentage change
Current assets:
Cash	$848,905	$681,608	$167,297	24.54%
Restricted cash	296,830	303,511	(6,681)	(2.20)%
Accounts receivable	3,101,466	3,857,968	(756,522)	(19.61)%
Accounts receivable – related parties	10,053,176	6,489,495	3,563,681	54.91%
Inventories	8,659,366	4,665,549	3,993,817	85.60%
Prepaid expenses and other assets	94,712	64,174	30,538	47.59%
Prepaid expenses – related parties	91,804	106,370	(14,566)	(13.69)%
VAT recoverables	2,354,100	699,258	1,654,842	236.66%
Current liabilities:
Accounts payable	73,045	11,345	61,700	543.85%
Accounts payable – related party	44,087	41,319	2,768	6.70%
Accrued expenses and other payables	282,365	122,760	159,605	130.01%
Notes payable	593,660	607,022	(13,362)	(2.20)%
Taxes payable	16,501	14,261	2,240	15.71%
Due to related parties	748,773	763,162	(14,389)	(1.89)%
Short-term borrowings	3,013,500	3,081,332	(67,832)	(2.20)%
Working capital:
Total current assets	$25,500,339	$16,867,933	$8,632,406	51.18%
Total current liabilities	4,771,931	4,641,201	130,730	2.82%
Working capital	$20,728,408	$12,226,732	$8,501,676	69.53%

Our working capital increased by $8,501,676 to $20,728,408 at June 30, 2016, from working capital of $12,226,732 at December 31, 2015. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable – related parties of approximately $3,564,000

●	an increase in inventories of approximately $3,994,000

partially offset by:

●	a decrease in accounts receivable of approximately $757,000

For the six months ended June 30, 2016, net cash flow provided by operating activities was $223,795, as compared to net cash flow used in operating activities of $1,569,197 for the six months ended June 30, 2015, an increase of $1,792,992. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2016, net cash flow provided by operating activities of $223,795 was primarily attributable to:

●	net income of approximately $2,356,607 adjusted for the add-back of non-cash items, such as depreciation of approximately $59,000 and amortization of land use rights and yew forest assets of approximately $8,810,000, stock-based compensation of approximately $165,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $682,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable –related parties of approximately $3,764,000, an increase in inventory of approximately $6,627,000 and an increase in VAT recoverables of approximately $1,696,000.

For the six months ended June 30, 2015, net cash flow used in operating activities was $1,569,197, as compared to net cash flow provided by operating activities of $2,853,353 for the six months ended June 30, 2014, a decrease of $1,284,156. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2015, net cash flow used in operating activities of $1,569,197 was primarily attributable to:

●	net income of approximately $2,964,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $76,000 and amortization of land use rights and yew forest assets of approximately $536,000, stock-based compensation of approximately $538,000, and issuance of common stock for professional services of approximately $13,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts payable of approximately $427,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,301,000, an increase in prepaid and other current assets of approximately $1,979,000, and an increase in inventories of approximately $2,351,000.

Net cash flow used in investing activities was approximately $4,000 for the six months ended June 30, 2016. During the six months ended June 30, 2016, we have made payment in approximately $4,000 for purchase of property and equipment. Net cash flow used in investing activities was approximately $596,000 for the six months ended June 30, 2015. During the six months ended June 30, 2015, we have made payment in approximately $589,000 for land use right and yew forest assets.

Net cash flow used in financing activities was approximately $35,000 for the six months ended June 30, 2016 and consisted of proceeds of approximately $80 from a related party and repayments of approximately $35,000 to our related party. Net cash flow provided by financing activities was approximately $2,292,000 for the six months ended June 30, 2015 and consisted of proceeds of approximately $1,642,000 from bank loan and approximately $650,000 from our related parties.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2016 and December 31, 2015, approximately $39.8 million and $41.8 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of June 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating Leases	509,027	63,977	30,506	128,873	285,671
Total	509,027	63,977	30,506	128,873	285,671

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $898,669 and gain of $381,547 for the six months ended June 30, 2016 and June 31, 2015, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 15, 2016

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