Form 10-Q
period 2016-09-30
Yew Bio-Pharm Group, Inc.
filed 2016-11-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

El Monte, California 91732

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

As of November 14, 2016, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities & Exchange Commission (“SEC”) on March 30, 2016.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$964,701	$681,608
Restricted cash	295,380	303,511
Accounts receivable	8,564,463	3,857,968
Accounts receivable - related parties	3,546,845	6,489,495
Inventories	12,570,532	4,665,549
Prepaid expenses - related parties	85,252	106,370
Prepaid expenses and other assets	45,796	64,174
VAT recoverables	2,554,246	699,258

Total Current Assets	28,627,215	16,867,933

LONG-TERM ASSETS:
Long-term inventories, net	14,417,140	12,334,261
Property and equipment, net	686,583	702,764
Land use rights and yew forest assets, net	4,893,115	13,906,379

Total Long-term Assets	19,996,838	26,943,404

Total Assets	$48,624,053	$43,811,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,650,084	$11,345
Accounts payable - related party	290,506	41,319
Accrued expenses and other payables	496,988	124,686
Notes payable	590,760	607,022
Taxes payable	13,774	14,261
Due to related parties	827,157	761,236
Short-term borrowings	2,998,779	3,081,332

Total Current Liabilities	6,868,048	4,641,201

Total Liabilities	6,868,048	4,641,201

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	51,875	51,875
Additional paid-in capital	9,868,076	9,622,558
Retained earnings	28,106,385	25,067,733
Statutory reserves	4,160,781	3,762,288
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	(431,112)	665,682

Total Shareholders' Equity	41,756,005	39,170,136

Total Liabilities and Shareholders' Equity	$48,624,053	$43,811,337

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Revenues	$7,793,111	$1,997,998	$15,283,780	$5,437,593
Revenues - related party	6,873,988	2,999,203	24,063,798	6,868,985

Total Revenues	14,667,099	4,997,201	39,347,578	12,306,578

COST OF REVENUES:
Cost of revenues	7,650,346	1,900,418	15,085,190	3,807,777
Cost of revenues - related party	5,597,721	1,677,625	19,800,134	3,228,355

Total Cost of Revenues	13,248,067	3,578,043	34,885,324	7,036,132

GROSS PROFIT	1,419,032	1,419,158	4,462,254	5,270,446

OPERATING EXPENSES:
Selling	5,667	10,013	17,754	23,776
General and administrative	293,850	474,560	938,920	1,417,338

Total Operating Expenses	299,517	484,573	956,674	1,441,114

INCOME FROM OPERATIONS	1,119,515	934,585	3,505,580	3,829,332

OTHER INCOME (EXPENSES):
Interest expense	(39,367)	(33,496)	(108,654)	(51,917)
Government grant	-	-	-	135,322
Other income	390	36,496	40,219	32,023

Total Other Income (Expenses)	(38,977)	3,000	(68,435)	115,428

INCOME BEFORE INCOME TAXES	1,080,538	937,585	3,437,145	3,944,760
PROVISION FOR INCOME TAXES	-	(4,071)	-	(47,200)
NET INCOME	$1,080,538	$933,514	$3,437,145	$3,897,560

COMPREHENSIVE INCOME:
NET INCOME	$1,080,538	$933,514	$3,437,145	$3,897,560
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(198,125)	(1,701,546)	(1,096,794)	(1,319,999)

COMPREHENSIVE INCOME	$882,413	$(768,032)	$2,340,351	$2,577,561

NET INCOME PER COMMON SHARE:
Basic	$0.02	$0.02	$0.07	$0.07
Diluted	$0.02	$0.02	$0.07	$0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	52,158,967	51,875,000	52,136,447
Diluted	51,893,930	52,189,711	51,875,000	55,518,924

 See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,437,145	$3,897,560
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	89,410	112,837
Stock-based compensation	245,518	800,954
Stock issued for professional services	-	3,356
Amortization of land use rights and yew forest assets	8,784,562	1,108,773
Gain on disposal of property and equipment	-	(32,083)
Changes in operating assets and liabilities:
Accounts receivable	(4,873,750)	(783,741)
Accounts receivable - related parties	2,806,724	339,740
Prepaid expenses and other current assets	(7,999)	(269,309)
Prepaid expenses - related parties	18,519	(375,030)
Due from related party	-	(13,383)
Inventories	(10,567,924)	(5,191,187)
VAT recoverables	(1,899,393)	(1,105,672)
Accounts payable	1,660,178	-
Accounts payable – related party	253,723	-
Accrued expenses and other payables	408,002	95,379
Advances from customers	-	165,092
Due to related parties	7,471	-
Taxes payable	(199)	39,506

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	361,987	(1,207,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,742)	(7,913)
Payment for land use rights and yew forest assets	-	(1,362,205)

NET CASH USED IN INVESTING ACTIVITIES	(7,742)	(1,370,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,530,105	1,642,360
Repayment of short-term borrowings	(1,530,105)	-
Proceeds from related party	181	658,255
Repayments to related party	(49,030)	(5,656)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(48,849)	2,294,959

EFFECT OF EXCHANGE RATE ON CASH	(22,303)	(34,090)

NET INCREASE (DECREASE) IN CASH	283,093	(316,457)

CASH - Beginning of period	681,608	487,940

CASH - End of period	$964,701	$171,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$64,383	$47,017
Income taxes	$6,460	$-

Non-cash investing and financing activities
Operating expenses paid by related parties	$27,214	$-
Reclassification of yew forest assets to inventories	-	190,817

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2016, and the results of operations and cash flows for the nine-month periods ended September 30, 2016 and 2015, have been made.

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

(1) Harbin Yew Food Co. Ltd is wholly owned by HDS and did not pay the registered capital as of September 30, 2016.

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

As of September 30, 2016, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’ operations.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2016 and December 31, 2015, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s VIE and VIE’s subsidiary are as follows:

	September 30, 2016	December 31, 2015
Assets
Cash	$948,958	$662,038
Restricted cash	295,380	303,511
Accounts receivable	8,457,710	3,817,872
Accounts receivable – related parties	3,546,845	6,489,495
Inventories (current and long-term), net	26,285,467	16,342,789
Prepaid expenses and other assets	2,591,561	753,351
Prepaid expenses – related parties	85,252	106,370
Property and equipment, net	581,263	671,762
Land use rights and yew forest assets, net	4,867,977	13,906,379
Total assets of VIE	$47,660,413	$43,053,567
Liabilities
Accrued expenses and other payables	$2,337,874	$174,808
Taxes payable	9,319	11,901
Due to VIE holding companies	646,843	1,046,366
Short-term borrowings	2,998,779	3,081,332
Note payable	590,760	607,022
Due to related parties	101,171	71,881
Total liabilities of VIE	$6,684,746	$4,993,310

NOTE 3 – INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew candles and pine needle extracts, yew seedlings, and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of September 30, 2016 and December 31, 2015, inventories consisted of the following:

	September 30, 2016			December 31, 2015
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$28,585	$2,590,053	$2,618,638	$39,341	$2,653,104	$2,692,445
Work-in-process	-	-	-	-	-	-
Finished goods	11,948,247	606,419	12,554,666	1,332,323	717,355	2,049,678
Yew seedlings	495,937	7,863,576	8,359,513	2,426,990	6,397,951	8,824,941
Other trees	103,658	3,448,054	3,551,712	872,674	2,673,454	3,546,128
Total	12,576,427	14,508,102	27,084,529	4,671,328	12,441,864	17,113,192
Reserve for impairment - handicrafts	(5,895)	(90,962)	(96,857)	(5,779)	(107,603)	(113,382)
Inventories, net	$12,570,532	$14,417,140	$26,987,672	$4,665,549	$12,334,261	$16,999,810

NOTE 4 – TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company is registered in the State of Nevada and is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income as of September 30, 2016 and December 31, 2015.

The Company’s subsidiary, VIE and its subsidiary, JSJ, HDS, and HYF, respectively, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with exceptions of handicrafts, yew candles, pine needle extract and wood ear mushroom sold, which are not within the scope of agricultural area.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the three months and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax exemption effect	$318,207	$317,419	$1,009,084	$1,185,109
Tax reduction due to loss carry-forward	-	-	-	2,363
Loss not subject to income tax	(2,548)	(326)	(12,853)	(1,070)
Basic net income per share effect	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted net income per share effect	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. federal income tax rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)	(34%)	(34%)
PRC EIT rate	25%	25%	25%	25%
PRC tax exemption and reduction	(25%)	(25%)	(25%)	(24%)
Total provision for income taxes	-	-	-%	1%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of September 30, 2016 and 2015, are as follows:

	September 30, 2016	December 31, 2015
U.S. tax benefit of net operating loss carry forward	$1,431,319	$1,721,648
Valuation allowance	(1,431,319)	(1,721,648)
Net deferred tax assets	$-	$-

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

On November 26, 2015, the Company issued several commercial acceptance notes to Yew Pharmaceutical with the total principal amount of RMB3,940,000 (approximately $610,000) to pay partial of the account payable owed. The terms of the commercial acceptance notes include the same maturity date of May 26, 2016 with no interest. On May 26, 2016, the Company paid off the commercial acceptance notes in full.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Stock option activities for the nine months ended September 30, 2016 and 2015 were summarized in the following table.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	26,805,512	0.22	27,205,512	0.26
Exercised	-	-	-	-
Forfeited	-	-	400,000	0.23
Balance at end of period	26,805,512	0.22	26,805,512	0.22
Option exercisable at end of period	24,945,512	0.22	22,985,512	0.22

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at September 30, 2016:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Exercise Price
$0.20-0.23	26,805,512	1.25	$0.22	24,945,512	$0.22

The Company's outstanding stock options and exercisable stock options had no intrinsic value, based upon the Company's closing stock price of $0.15 as of September 30, 2016. Stock option expense recognized during the nine months ended September 30, 2016 amounted to $245,518.

There were no stock warrants issued, terminated, forfeited and exercised during the nine months ended September 30, 2016.

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,080,538	$933,514	$3,437,145	$3,897,560
Weighted average common stock outstanding – basic	51,875,000	52,158,967	51,875,000	52,136,447
Effect of dilutive securities:
Non-vested restricted common stock	-	30,744	-	136,895
Stock options issued to directors/officers/employees	18,930	-	-	3,245,582
Weighted average common stock outstanding – diluted	51,893,930	52,189,711	51,875,000	55,518,924
Net income per common share – basic	$0.02	$0.02	$0.07	$0.07
Net income per common share – diluted	$0.02	$0.02	$0.07	$0.07

NOTE 8 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three and nine months ended September 30, 2016 and 2015, customers accounting for 10% or more of the Company’s revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2016	2015	2016	2015
A (Yew Pharmaceutical, a related party)	47%	40%	61%	56%
B	20%	38%	25%	28%

The two largest customers accounted for 99% and 94% of the Company’s total outstanding accounts receivable at September 30, 2016 and December 31, 2015, respectively, of which Yew Pharmaceutical, a related party, accounted for 29% and 63% of total outstanding accounts receivable, respectively.

Suppliers

For the three and nine months ended September 30, 2016 and 2015, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Supplier	2016		2015	2016		2015
A (Yew Pharmaceutical, a related party)	71%		67%	76%		52%
B	*	%	15%	*	%	17%
C	*	%	10%	*	%	16%

* Less than 10%

Accounts payable to Yew Pharmaceutical accounted for 15% and 78% of the Company’s total accounts payable at September 30, 2016 and December 31, 2015, respectively. The Company had no accounts payable to Supplier B or C at September 30, 2016 and December 31, 2015.

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

For the nine months ended September 30, 2016 and 2015, sales to Yew Pharmaceutical under the above agreements amounted to $24,063,798 and $6,868,985, respectively. At September 30, 2016 and December 31, 2015, the Company had $3,546,845 and $6,484,804 accounts receivable from Yew Pharmaceutical, respectively.

For the nine months ended September 30, 2016, the total purchase of yew candles and pine needle extracts from Yew Pharmaceutical amounted to $29,330,000.

For the nine months ended September 30, 2016, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $3,660 and had accounts payable of $43,872 to Yew Pharmaceutical at September 30, 2016.

At September 30, 2016 and December 31, 2015, HYF had $38,997 and $40,071, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties on the accompanying consolidated balance sheets.

Transactions with HBP

At September 30, 2016 and December 31, 2015, HYF had accounts receivable from HBP in the amount of $nil and $4,691, respectively.

At December 31, 2015, HYF had due to HBP in the amount of $27,097, which represents an unsecured loan bearing no interest and payable on demand. During the nine months ended September 30, 2016, HBP paid off operation expenses on behalf of HYF in the amount of $27,214. As of September 30, 2016, HYF had due to HBP in the amount of $53,217, which was included in due to related parties on the accompanying consolidated balance sheets.

Transactions with HDS Development

On January 20, 2016, the Company prepaid $310,334 to HDS Development for purchasing yew seedlings. On June 30, 2016, the prepayment was returned to the Company in full due to the cancellation of the purchase.

Transactions with Xinlin

On May 31, 2016, HDS purchased yew seedlings from Xinlin in the amount of $539,780. As of September 30, 2016 and December 31, 2015, the Company had no accounts payable to Xinlin.

Transactions with Changzhi Du

For the nine months ended September 30, 2016, HDS purchased yew seedlings from Changzhi Du in the amount of $2,475,283. As of September 30, 2016, the Company had accounts payable of $246,634 to Changzhi Du.

Transactions with Jinguo Wang

On May 31, 2016, HDS purchased yew seedlings from Jinguo Wang in the amount of $449,817. As of September 30, 2016 and December 31, 2015, the Company had no accounts payable to Jinguo Wang.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $25,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the nine months ended September 30, 2016 and 2015, rent expense related to the ZTC Lease amounted to $18,518 and $19,777, respectively. At September 30, 2016 and December 31, 2015, prepaid rent to ZTC amounted to $85,252 and $106,370, respectively, which was included in prepaid expenses - related parties on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the nine months ended September 30, 2016 and 2015, rent expense related to the Office Lease amounted to $1,710 and $1,826, respectively. At September 30, 2016 and December 31, 2015, the unpaid rent was $2,667 and $1,138, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the nine months ended September 30, 2016 and 2015, rent expense related to the JSJ Lease amounted to $1,140 and $1,217, respectively. At September 30, 2016 and December 31, 2015, the unpaid rent was $3,374 and $2,311, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

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

For the nine months ended September 30, 2016 and 2015, rent expense related to the A’cheng Lease amounted $2,726 and $2,991, respectively. At September 30, 2016 and December 31, 2015, the unpaid rent was $4,686 and $1,926, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

Due to Shareholders

The Company’s officers and directors, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. During the nine months ended September 30, 2016, Zhiguo Wang bought a vehicle for the Company in the amount of $82,491. As of September 30, 2016 and December 31, 2015, the Company had $104,845 and $40,970 due to Zhiguo Wang, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, the Company and Madame Qi entered into an agreement to further extend the Due Date of the note to December 31, 2016. During the nine months ended September 30, 2016, the Company made repayments of $49,030 to Madame Qi. As of September 30, 2016, the total borrowings including the interest were $619,371, which was included in due to related parties on the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of September 30, 2016, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

For the three and nine months ended September 30, 2016 and 2015, the Company operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) Others, currently consisting of the sale of yew candles, pine needle extracts and dietary supplement named "Auri Essence". The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of dietary supplement are conducted in the PRC.

Information with respect to these reportable business segments for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2016	2015	2016	2015
Revenues:
TCM raw materials	$6,873,988	$2,845,904	$24,063,798	$7,712,224
Yew trees	-	96,275	23,246	1,139,946
Handicrafts	1,087	15,417	97,560	110,131
Wood ear mushroom	-	134,962	-	1,439,634
Others	7,792,024	1,904,643	15,162,974	1,904,643
	$14,667,099	$4,997,201	$39,347,578	$12,306,578
Cost of revenues:
TCM raw materials	5,618,504	1,586,981	19,820,917	3,582,502
Yew trees	-	18,460	19,458	326,996
Handicrafts	14,486	8,000	91,145	23,118
Wood ear mushroom	-	124,547	-	1,263,461
Others	7,615,077	1,840,055	14,953,804	1,840,055
	$13,248,067	$3,578,043	$34,885,324	$7,036,132
Depreciation and amortization:
TCM raw materials	-	643	83,739	269,009
Yew trees	67,056	143,096	93,807	152,686
Handicrafts	6,501	6,926	19,766	21,109
Wood ear mushroom	-	-	-	-
Others	(19,294)	31,061	21,747	63,072
	$54,263	$181,726	$219,059	$505,876
Net income (loss):
TCM raw materials	1,255,483	1,258,923	4,242,881	4,129,722
Yew trees	(26)	77,815	3,788	812,950
Handicrafts	(13,399)	7,417	6,415	87,013
Wood ear mushroom	-	10,415	-	176,173
Others	(161,520)	(421,056)	(815,939)	(1,308,298)
	$1,080,538	$933,514	$3,437,145	$3,897,560

	September 30, 2016
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$4,579,660	$757,679	$12,925	$-	$229,439	$5,579,703

	December 31, 2015
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$13,602,178	$816,926	$33,316	$-	$156,723	$14,609,143

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,261 is due on the first day of each month of the first year, and $3,372 for each month of the second year. The term of the lease is for 3 years and expires on January 31, 2018. For the nine months ended September 30, 2016 and 2015, rent expense related to the U.S. principal office lease amounted to $30,352 and $26,090, respectively.

See Note 9 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), a related party of the Company, pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the nine months ended September 30, 2016 and 2015, the Company didn’t make sales under the Seedling Agreement.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. These amendments provide cash flow statement classification guidance for: 1. Debt Prepayment or Debt Extinguishment Costs; 2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3. Contingent Consideration Payments Made after a Business Combination; 4. Proceeds from the Settlement of Insurance Claims; 5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6. Distributions Received from Equity Method Investees; 7. Beneficial Interests in Securitization Transactions; and 8. Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the nine months ended September 30, 2016 and 2015, and consolidated financial conditions as of September 30, 2016 and December 31, 2015 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and nine months ended September 30, 2016 and 2015, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the “Others” segment, consisting of the sales of yew candles, pine needle extracts and dietary supplement named “Auri Essence”. Our reportable segments are strategic business units that offer different products. The five business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except for the dietary supplement sales are conducted in the PRC for the three and nine months ended September 30, 2016.

For the nine months ended September 30, 2016, revenues from the sales of TCM raw materials represented approximately 61.16% of consolidated revenue (including 61.16% of consolidated revenues from a related party); sales of yew trees represented approximately 0.06% of consolidated revenue; sales of wood ear mushroom represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.25% of consolidated revenue; and the sales of others represented approximately 38.54% of consolidated revenue. For the nine months ended September 30, 2015, revenues from the sales of TCM raw materials represented approximately 62.7% of consolidated revenue (including 44.0% of consolidated revenues from a related party); sales of yew trees represented approximately 9.3% of consolidated revenue; sales of wood ear mushroom represented approximately 11.7% of consolidated revenue; sales of handicrafts represented approximately 0.9% of consolidated revenue; and the sales of others represented approximately 15.5% of consolidated revenue.

For the three months ended September 30, 2016, revenues from the sales of TCM raw materials represented approximately 46.87% of consolidated revenue (including 46.87% of consolidated revenues from a related party); sales of yew trees represented approximately 0% of consolidated revenue; sales of wood ear mushroom represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.01% of consolidated revenue; and the sales of others represented approximately 53.13% of consolidated revenue. For the three months ended September 30, 2015, revenues from the sales of TCM raw materials represented approximately 56.9% of consolidated revenue (including 57% of consolidated revenues from a related party); sales of yew trees represented approximately 1.9% of consolidated revenue; sales of wood ear mushroom represented approximately 2.7% of consolidated revenue; sales of handicrafts represented approximately 0.3% of consolidated revenue; and the sales of others represented approximately 38.1% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses (approximately $565,747 and $1,052,160 for the nine months ended September 30, 2016 and 2015, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of September 30, 2016, YBP had approximately $1,260,080 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,350, including approximately $3,350 in cash at September 30, 2016. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of June 30, 2016, HYF had started pilot production but there was not sales yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of September 30, 2016 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues - third parties	$7,793,111	$1,997,998	$15,283,780	$5,437,593
Revenues - related party	6,873,988	2,999,203	24,063,798	6,868,985
Total revenues	14,667,099	4,997,201	39,347,578	12,306,578
Cost of revenues - third parties	7,650,346	1,900,418	15,085,190	3,807,777
Cost of revenues - related party	5,597,721	1,677,625	19,800,134	3,228,355
Total cost of revenues	13,248,067	3,578,043	34,885,324	7,036,132
Gross profit	1,419,032	1,419,158	4,462,254	5,270,446
Operating expenses	299,517	484,573	956,674	1,441,114
Income from operations	1,119,515	934,585	3,505,580	3,829,332
Other income (expenses)	(38,977)	3,000	(68,435)	115,428
Net income before income taxes	1,080,538	937,585	3,437,145	3,944,760
Income taxes	-	(4,071)	-	(47,200)
Net income	1,080,538	933,514	3,437,145	3,897,560
Other comprehensive income:
Foreign currency translation adjustment	(198,125)	(1,071,546)	(1,096,794)	(1,319,999)
Comprehensive income	$882,413	$(768,032)	$2,340,351	$2,577,561

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenues

For the three months ended September 30, 2016, we had total revenues of $14,667,099, as compared to $4,997,201 for the three months ended September 30, 2015, an increase of $9,669,898 or 194%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials and the “Others” segments.

For the nine months ended September 30, 2016, we had total revenues of $39,347,578, as compared to $12,306,578 for the nine months ended September 30, 2015, an increase of $27,041,000 or 220%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials and the “Others” segments.

Total revenue is summarized as follows:

	Three Months Ended September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$6,873,988	$2,845,904	$4,028,084	142%
Yew trees	-	96,275	(96,275)	(100)%
Wood ear mushroom	-	134,962	(134,962)	(100)%
Handicrafts	1,087	15,417	(14,330)	93%
Others	7,792,024	1,904,643	5,887,381	309%
Total	$14,667,099	$4,997,201	$9,669,898	194%

	Nine Months Ended September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$24,063,798	$7,712,224	$16,351,574	212%
Yew trees	23,246	1,139,946	(1,116,700)	(98)%
Wood ear mushroom	-	1,439,634	(1,439,634)	(100)%
Handicrafts	97,560	110,131	(12,571)	(11)%
Others	15,162,974	1,904,643	13,258,331	696%
Total	$39,347,578	$12,306,578	$27,041,000	220%

For the three months ended September 30, 2016 compared to September 30, 2015, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand and normal sales fluctuation. We did not have wood ear mushroom sales for the three months ended September 30, 2016 due to the decrease in market demand and we are still exploring on various customer bases. The “Others” segment includes the sales of yew candles, pine needle extracts and dietary supplement named “Auri Essence” that the Company started to sell in the third and fourth quarters of 2015. The increase in revenues of “Others” segment was mainly attributable to the increases with sales of yew candles and pine needle extracts.

For the nine months ended September 30, 2016 compared to September 30, 2015, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand and normal sales fluctuation. We did not have wood ear mushroom sales for the nine months ended September 30, 2016 due to the decrease in market demand and we are still exploring on various customer bases. During the nine months ended September 30, 2016, the “Others” segment includes the sales of yew candles, pine needle extracts and dietary supplement named “Auri Essence” that the Company started to sell in the third and fourth quarters of 2015. The increase in revenues of “Others” segment was mainly attributable to the increases with sales of yew candles and pine needle extracts.

Cost of Revenues

For the three months ended September 30, 2016, cost of revenues amounted to $13,248,067 as compared to $3,578,043 for the three months ended September 30, 2015, an increase of $9,670,024 or 270%. For the three months ended September 30, 2016, cost of revenues accounted for 90% of total revenues compared to 72% of total revenues for the three months ended September 30, 2015.

For the Nine months ended September 30, 2016, cost of revenues amounted to $34,885,324 as compared to $7,036,132 for the Nine months ended September 30, 2015, an increase of $27,849,192 or 396%. For the Nine months ended September 30, 2016, cost of revenues accounted for 89% of total revenues compared to 57% of total revenues for the nine months ended September 30, 2015.

Cost of revenues by product categories is as follows:

	Three Months Ended September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$5,618,504	$1,586,981	$4,031,523	254%
Yew trees	-	18,460	(18,460)	(100)%
Wood ear mushrooms	-	124,547	(124,547)	(100)%
Handicrafts	14,486	8,000	6,486	81%
Others	7,615,077	1,840,055	5,775,022	314%
Total	$13,248,067	$3,578,043	$9,670,024	270%

	Nine Months Ended September 30,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$19,820,917	$3,582,502	$16,238,415	453%
Yew trees	19,458	326,996	(307,538)	(94)%
Wood ear mushrooms	-	1,263,461	(1,263,461)	(100)%
Handicrafts	91,145	23,118	68,027	294%
Others	14,953,804	1,840,055	13,113,749	713%
Total	$34,885,324	$7,036,132	$27,849,192	396%

The increase in our cost of revenues for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily a result of the increase in costs of revenue in TCM raw materials and the “Others” segments and partially offset by decreasing in costs of revenue of wood ear mushroom segment.

The increase in cost of revenue in TCM raw material segment was primarily attributable to the increase in sales to our related party, Yew Pharmaceutical. We started to sell some TCM raw materials processed from the whole yew trees upon to our customer demand requirement from the third quarter of 2015 that eventually increased the unit cost of our TCM raw materials.

The decrease in cost of revenue in yew trees segment as compared to the three and nine months ended September 30, 2015 was mainly due to the decreased sales of yew trees.

The increase in cost of revenue in handicrafts for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily due to the differences of sales product mix.

We did not have wood ear mushroom sales for the three and nine months ended September 30, 2016 due to the decrease in market demand and we are still exploring on various customer bases.

The “Others” segment includes the sales of yew candles, pine needle extract and dietary supplement categories. The increase in cost of revenue in “Others” Segment as compared to the three and nine months ended September 30, 2015 was primarily attributable to the increased sales of yew candles and pine needle extract.

Gross Profit

For the three months ended September 30, 2016, gross profit was $1,419,032 as compared to $1,419,158 for the three months ended September 30, 2015, representing gross profit margins of 9.7% and 28.4%, respectively. For the nine months ended September 30, 2016, gross profit was $4,462,254 as compared to $5,270,446 for the nine months ended September 30, 2015, representing gross profit margins of 11.3% and 42.8%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	(Decrease) Increase	2016	2015	(Decrease) Increase
TCM raw materials	18.3%	44.2%	(25.9)%	17.6%	53.5%	(35.9)%
Yew trees	-%	80.8%	(80.8)%	16.3%	71.3%	(55.0)%
Wood ear mushrooms	-%	7.7%	(7.7)%	-%	12.2%	(12.2)%
Handicrafts	(12.3)%	48.1%	(60.4)%	6.6%	79.0%	(72.4)%
Others	2.3%	3.4%	(1.1)%	1.4%	3.4%	(2.0)%
Total	9.7%	28.4%	(18.7)%	11.3%	42.8%	(31.5)%

The decrease in our overall gross profit margin for the three and nine month ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily attributable to the lower gross margin yields of TCM raw materials, Yew trees, Handicrafts and “Others”.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily attributable to the sales of TCM raw materials processed from the whole yew trees upon to our customer demand requirement starting from the third quarter of 2015 that eventually decreased the gross profit margin of TCM raw materials for the three and nine months ended September 30, 2016.

The decrease in our gross margin percentage related to the sale of yew trees for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was primarily attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales.

The decrease in our gross margin percentage related to the sale of handicrafts for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 were primarily attributable to the sales at costs for some handicrafts and the differences of sales product mix.

We did not have wood ear mushroom sales for the three and nine months ended September 30, 2016 due to the decrease in market demand and we are still exploring on various customer bases.

The decrease in our gross margin percentage of “Others” segment for the three and nine months ended September 30, 216 as compared to the three and nine months ended September 30, 2015 was primarily attributable to the sales of pine needle extract that had a lower gross profit margin.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Salary and related benefit	$-	$3,928	$-	$12,272
Shipping and handling	-	-	-	-
Other	5,667	6,085	17,754	11,504
Total	$5,667	$10,013	$17,754	$23,776

For the three months ended September 30, 2016, selling expense was $5,667 as compared to $10,013 for the three months ended September 30, 2015, a decrease of $4,346, or 43.40%. For the nine months ended September 30, 2016, selling expense was $17,754 as compared to $23,776 for the nine months ended September 30, 2015, a decrease of $6,022, or 25.33%.

General and Administrative Expenses

For the three months ended September 30, 2016, general and administrative expenses amounted to $293,850, as compared to $474,560 for the three months ended September 30, 2015, a decrease of $180,710, or 38.08%. For the nine months ended September 30, 2016, general and administrative expenses amounted to $938,920, as compared to $1,417,338 for the nine months ended September 30, 2015, a decrease of $478,418, or 33.75%.

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation and related benefits	$80,324	$263,294	$245,518	$800,954
Depreciation	15,824	26,499	54,416	80,829
Travel and entertainment	25,747	19,698	64,182	52,016
Professional fees	42,976	21,583	150,396	143,293
Research and development	-	-	1,030	-
Other	128,979	143,486	423,378	340,246
Total	$293,850	$474,560	$938,920	$1,417,338

The decrease in our general and administrative expenses for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015 was primarily attributable to the decrease in compensation and related benefits.

The changes in general and administrative expenses for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, consisted of the following:

●	For the three months ended September 30, 2016, compensation and related benefits decreased by $182,970, or 69.5%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, compensation and related benefits decreased by $555,436, or 69.3%, as compared to the nine months ended September 30, 2015. The decrease in compensation and related benefits was mainly attributable to the decrease in stock-based compensation associated with related cost of issuance.

●	For the three months ended September 30, 2016, depreciation decreased by $10,675, or 40.3%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, depreciation decreased by $26,413, or 32.7%, as compared to the nine months ended September 30, 2015.

●	For the three months ended September 30, 2016, travel and entertainment increased by $6,049, or 30.7% as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, increased by $12,166, or 23.4%, as compared to the nine months ended September 30, 2015. The increase was primarily attributable to the increase in travels relating to business coordination.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended September 30, 2016, professional fees increased by $21,393, or 99.1%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, professional fees increased by $7,103, or 5.0%, as compared to the nine months ended September 30, 2015.

●	For the three months ended September 30, 2016, other miscellaneous general and administrative expenses decreased by $14,507, or 10.1%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, other miscellaneous general and administrative expenses increased by $83,132, or 24.4%, as compared to the nine months ended September 30, 2015. The increase was primarily attributable to associated cost of the Company’s new U.S. principal executive office that was established in California during the first half year of 2015. We started to spend costs to maintain the operation of our U.S. office and explore for various business opportunities.

Income from Operations

For the three months ended September 30, 2016, income from operations was $1,119,515, as compared to income from operations of $934,585 for the three months ended September 30, 2015, an increase of $184,930, or 19.79%. The increase was primarily attributable to the increases in sales of revenue from TCM raw materials and “Others” segments.

For the nine months ended September 30, 2016, income from operations was $3,505,580, as compared to income from operations of $3,829,332 for the nine months ended September 30, 2015, a decrease of $323,752, or 8.45%. The decrease was primarily attributable to the decreased gross profit in the first nine months of 2016.

Other Income (Expenses)

For the three months ended September 30, 2016, total other expense was $38,977 as compared to total other income of $3,000 for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, total other expense was $68,435 as compared to total other income of $115,428 for the nine months ended September 30, 2015.

Net Income

As a result of the factors described above, our net income was $1,080,538 or $0.02 (basic and diluted), for the three months ended September 30, 2016, as compared to net income of $933,514 or $0.02 (basic and diluted), for the three months ended September 30, 2015. As a result of the factors described above, our net income was $3,437,145 or $0.07 (basic and diluted), for the nine months ended September 30, 2016, as compared to net income of $3,897,560 or $0.07 (basic and diluted), for the nine months ended September 30, 2015.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2016, we reported an unrealized loss on foreign currency translation of $198,125, as compared to a loss of $1,701,546 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we reported an unrealized loss on foreign currency translation of $1,096,794, as compared to a loss of $1,319,999 for the nine months ended September 30, 2015. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended September 30, 2016, comprehensive income of $882,413 was derived from the sum of our net income of $1,080,538 with foreign currency translation loss of $198,125. For the three months ended September 30, 2015, comprehensive loss of $768,032 was derived from the sum of our net income of $933,514 with foreign currency translation loss of $1,701,546.

For the nine months ended September 30, 2016, comprehensive income of $2,340,351 was derived from the sum of our net income of $3,437,145 with foreign currency translation loss of $1,096,794. For the nine months ended September 30, 2015, comprehensive income of $2,577,561 was derived from the sum of our net income of $3,897,560 with foreign currency translation loss of $1,319,999.

Segment Information

For the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, we operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) the “Others” segment, consisting of the sales of yew candles, pine needle extracts and dietary supplement. Our reportable segments are strategic business units that offer different products. The five business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of dietary supplement named “Auri Essence” are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended September 30, 2016 and 2015 was as follows:

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Revenues- third parties	Revenues – related party	Total	Revenues- third parties	Revenues – related party	Total
Revenues:
TCM raw materials	$-	$6,873,988	$6,873,988	$-	$2,845,904	$2,845,904
Yew trees	-	-	-	96,275	-	96,275
Handicrafts	1,087	-	1,087	2,908	12,509	15,417
Wood ear mushroom	-	-	-	-	134,962	134,962
Others	7,792,024	-	7,792,024	1,904,643	-	1,904,643
Total revenues	$7,793,111	$6,873,988	$14,667,099	$2,003,826	$2,993,375	$4,997,201

Cost of Revenues
TCM raw materials	$-	$5,618,504	$5,618,504	$-	$1,586,981	$1,586,981
Yew trees	-	-	-	18,460	-	18,460
Handicrafts	14,486	-	14,486	2,111	5,889	8,000
Wood ear mushroom	-	-	-	-	124,547	124,547
Others	7,615,077	-	7,615,077	1,840,055	-	1,840,055
Total cost of revenues	$7,629,563	$5,618,504	$13,248,067	$1,860,626	$1,717,417	$3,578,043

Information with respect to these reportable business segments for the nine months ended September 30, 2016 and 2015 was as follows:

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Revenues- third parties	Revenues – related party	Total	Revenues- third parties	Revenues – related party	Total
Revenues:
TCM raw materials	$-	$24,063,798	$24,063,798	$2,301,210	$5,411,014	$7,712,224
Yew trees	23,246	-	23,246	1,139,946	-	1,139,946
Handicrafts	97,560	-	97,560	97,622	12,509	110,131
Wood ear mushroom	-	-	-	-	1,439,634	1,439,634
Others	15,162,974	-	15,162,974	1,904,643	-	1,904,643
Total revenues	$15,283,780	$24,063,798	$39,347,578	$5,443,421	$6,863,157	$12,306,578

Cost of sales:
TCM raw materials	$-	$19,820,917	$19,820,917	$1,583,705	$1,998,797	$3,582,502
Yew trees	19,458	-	19,458	326,996	-	326,996
Handicrafts	91,145	-	91,145	17,229	5,889	23,118
Wood ear mushroom	-	-	-	-	1,263,461	1,263,461
Others	14,953,804	-	14,953,804	1,840,055	-	1,840,055
Total cost of revenues	$15,064,407	$19,820,917	$34,885,324	$3,767,985	$3,268,147	$7,036,132

TCM raw materials

During the three months ended September 30, 2016, we sold 76,513 kg of TCM raw materials as compared to 11,074 kg of TCM raw materials during the three months ended September 30, 2015, a 590.92% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

During the nine months ended September 30, 2016, we sold 113,713 kg of TCM raw materials as compared to 23,954 kg of TCM raw materials during the nine months ended September 30, 2015, a 374.71% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

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

For the three months ended September 30, 2016 and 2015, we had revenue of $6,873,988 and $2,845,904, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended September 30, 2016 and 2015, revenue from the sale of TCM raw materials to third parties amounted to $nil.

For the nine months ended September 30, 2016 and 2015, we had revenue of $24,063,798 and $5,411,014, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the nine months ended September 30, 2016 and 2015, revenue from the sale of TCM raw materials to third parties amounted to $nil and $2,301,210, respectively.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

Sales volume was summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales volume - third parties (kg)	-	-	-	3,080
Sales volume - related party (kg)	76,513	11,074	113,713	20,874
Total sales volume	76,513	11,074	113,713	23,954

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended September 30, 2016, we sold approximately 4,860 pieces of yew seedlings and trees, as compared to approximately 6,000 pieces of yew seedlings and trees for the three months ended September 30, 2015, a decrease in volume of 19%.

During the nine months ended September 30, 2016, we sold approximately 4,860 pieces of yew seedlings and trees, as compared to approximately 60,000 pieces of yew seedlings and trees for the nine months ended September 30, 2015, a decrease in volume of 91.9%.

The decrease in revenue of yew tree for the three and nine months ended September 30, 2016 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales as compared to the three and nine months ended September 30, 2015.

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

Handicrafts

During the three months ended September 30, 2016 and 2015, revenue from the sale of handicrafts made from yew timber amounted to $1,087 and $15,417, respectively, decrease of $14,330, or 92.9%. During the nine months ended September 30, 2016 and 2015, revenue from the sale of handicrafts made from yew timber amounted to $97,560 and $110,131, respectively, decrease of $12,571, or 11.41%. The decrease in revenues of handicrafts was mainly due to the decrease in market demand and normal sales fluctuation.

We continued to evaluate the effectiveness and design of our selling efforts in the handicraft segment which had included establishing the appropriate sales volume goals with our distributors to reach our desired sales volume of handicrafts.

Wood ear mushroom

During the three and nine months ended September 30, 2016, we did not make the sales of wood ear mushroom. As this is a newly introduced product category commenced during the fourth quarter of 2014, we are still seeking for various customer resources for this segment.

Others

During the three months ended September 30, 2016, we sold approximately 22,008 yew candles, 3,600 kilograms pine needle extracts and 385 bottles of “Auri Essence” in amount of $8,142,621 to third party. During the nine months ended September 30, 2016, we sold approximately 30,408 yew candles, 6,960 kilograms pine needle extracts and 425 bottles of “Auri Essence” in amount of $14,955,422 to third party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2016 and December 31, 2015, we had cash balances of $1,260,081 and $985,119, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2015 to September 30, 2016:

			December 31, 2015 to September 30, 2016
Category	September 31, 2016	December 31, 2015	Change	Percentage change
Current assets:
Cash	$964,701	$681,608	$283,093	41.53%
Restricted cash	295,380	303,511	(8,131)	(2.68)%
Accounts receivable	8,564,463	3,857,968	4,706,495	121.99%
Accounts receivable – related party	3,546,845	6,489,495	(2,942,650)	(45.34)%
Inventories	12,570,532	4,665,549	7,904,983	169.43%
Prepaid expenses – related party	85,252	106,370	(21,118)	(19.85)%
Prepaid expenses and other assets	45,796	64,174	(18,378)	(28.64)%
VAT recoverables	2,554,246	699,258	1,854,988	265.28%
Current liabilities:
Accounts payable	1,650,084	11,345	1,638,739	14,444.59%
Accounts payable – related party	290,506	41,319	249,187	603.08%
Accrued expenses and other payables	496,988	124,686	372,302	298.59%
Notes payable	590,760	607,022	(16,262)	(2.68)%
Taxes payable	13,774	14,261	(487)	(3.41)%
Due to related parties	827,157	761,236	65,921	8.66%
Short-term borrowing	2,998,779	3,081,332	(82,553)	(2.68)%
Working capital:
Total current assets	$28,627,215	$16,867,933	$11,759,282	69.71%
Total current liabilities	6,868,048	4,641,201	2,226,847	47.98%
Working capital	$21,759,167	$12,226,732	$9,532,435	77.96%

Our working capital increased by $9,532,435 to $21,759,167 at September 30, 2016, from working capital of $12,226,732 at December 31, 2015. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $4,706,000

●	an increase in inventories of approximately $7,904,000

partially offset by:

●	a decrease in accounts receivable – related party of approximately $2,942,000

For the nine months ended September 30, 2016, net cash flow provided by operating activities was $361,987, as compared to net cash flow used in operating activities of $1,207,208 for the nine months ended September 30, 2015, an increase of $1,569,195. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2016, net cash flow provided by operating activities of $361,986 was primarily attributable to:

●	net income of approximately $3,437,145 adjusted for the add-back of non-cash items, such as depreciation of approximately $89,000 and amortization of land use rights and yew forest assets of approximately $8,784,000, stock-based compensation of approximately $245,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable – related party of approximately $2,806,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $4,873,000, an increase in inventory of approximately $10,567,000 and an increase in VAT recoverables of approximately $1,899,000.

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

Net cash flow used in investing activities was approximately $7,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we have made payment in approximately $7,000 for purchase of property and equipment. Net cash flow used in investing activities was approximately $1,370,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we have made payment in approximately $1,362,000 for land use right and yew forest assets.

Net cash flow used in financing activities was approximately $48,000 for the nine months ended September 30, 2016 and consisted of proceeds of approximately $181 from a related party and repayments of approximately $49,000 to our related party. Net cash flow provided by financing activities was approximately $2,295,000 for the nine months ended September 30, 2015 and consisted of proceeds of approximately $1,642,000 from bank loan and approximately $658,000 from our related parties.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2016 and December 31, 2015, approximately $40.8 million and $41.8 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of September 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual Obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating Leases	489,067	63,850	19,557	126,286	279,374
Total	489,067	63,850	19,557	126,286	279,374

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates Risk

Substantially most of our operating revenues and expenses are denominated in RMB. We operate using RMB and the effects of foreign currency fluctuations are largely mitigated because local expenses in the PRC are also denominated in the same currency. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Because we generally receive cash flows denominated in RMB, our exposure to foreign exchange risks should be limited.

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $1,096,794 and of $1,319,999 for the nine months ended September 30, 2016 and September 30, 2015, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

No material change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Financial Officer

Date: November 14, 2016

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

