Form 10-K
period 2016-12-31
Yew Bio-Pharm Group, Inc.
filed 2017-03-31
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $308,464.

As of March 31, 2017, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

YEW BIO-PHARM GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Introduction

Unless otherwise noted, references in this registration statement to the “Company,” “we,” “our” or “us” means Yew Bio-Pharm Group, Inc. (individually, “YBP”), a Nevada corporation; its wholly-owned subsidiaries, Yew Bio-Pharm Holdings Limited (individually, “Yew HK”), a corporation organized under the laws of Hong Kong, and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (individually, “JSJ”), a corporation organized in the People’s Republic of China, (“China” or the “PRC”); and a deemed variable interest entity, or VIE, Harbin Yew Science and Technology Development Co., Ltd. (individually, “HDS”), a corporation organized in the PRC, Harbin Yew Food Co. LTD (individually, “HYF”), the subsidiary of HDS, a corporation organized in the PRC, and MC Commerce Holding Inc. (individually, “MC”), a California corporation.

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

We also derive a significant amount of our revenue from the sale of yew seedlings and trees to state-owned enterprises and private businesses for reforestation in Heilongjiang Province and Jilin Province, in the northeastern China, as well as the sale of potted yew trees to retail customers. We also generate revenue from the sale of handicrafts, including furniture, made from yew timber. We started to sell wood ear mushroom on the fourth quarter of 2014. Additionally, we started to sell yew candles in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015. Most of our revenue is derived from the Chinese domestic market for the year ended December 31, 2016.

For the year ended December 31, 2016, revenues from the sale of TCM raw materials represented approximately 56.02% of consolidated revenue (including 56.02% of consolidated revenues from a related party); sale of yew trees represented approximately 0.04% of consolidated revenue; sale of handicrafts represented approximately 0.19% of consolidated revenue; and the sale of the others, which include yew candles, yew essential oil soap and pine needle extracts, represented approximately 43.74% of consolidated revenue. For the year ended December 31, 2015, revenues from the sale of TCM raw materials represented approximately 55.69% of consolidated revenue (including 47.73% of consolidated revenues from a related party); sale of yew trees represented approximately 3.84% of consolidated revenue; and the sale of handicrafts represented approximately 0.53% of consolidated revenue; the sale of wood ear mushroom represented approximately 8.95% of consolidated revenue, and the sale of the others, which include yew candles and pine needle extracts, represented approximately 30.99%.

Under Article 27 of the Law of the PRC on Enterprises Income Tax and Article 15 of the provisional regulations of the PRC on Value Added Tax, we do not pay any tax, including income tax and value-added tax, or VAT, in our TCM raw materials and yew tree segments. Our current VAT exemption certificate is valid from July 1, 2005 through December 31, 2016 and our current income tax exemption certificate is valid from January 1, 2008 through December 31, 2058. We pay taxes on handicrafts made from yew timber, wood ear mushroom, yew candle, yew essential oil soap and pine needle extracts.

Zhiguo Wang, the founder of the Company and our President, does not devote all of his time to the Company’s business. We estimate that Mr. Wang devotes approximately 71% of his time, or approximately 120 hours per month, to the Company’s business. He devotes about 12% of his time, or approximately 20 hours per month, to the business of Yew Pharmaceutical and the balance of his time, or approximately 28 hours per month, to the business of other companies in which he is involved. These allocations are approximate only and are subject to change depending upon the projects and changing needs of the individual businesses in which he is involved.

The executive offices of HDS, our operating entity, are located in Harbin City, the capital of Heilongjiang Province in the PRC. Our four nurseries used to cultivate yew trees, and our production facilities to manufacture products made from yew trees, are in and around Harbin. We also have a facility in Harbin where we exhibit and warehouse potted yew trees, handicrafts and furniture.

YBP was incorporated in Nevada on November 5, 2007. YBP’s current executive office is located at 9460 Telstar Avenue Suite 6, El Monte, CA 91731, and our telephone number is (626) 401-9588. Our website is w ww.yewbiopharm.com. No part of our website is incorporated into this registration statement or any other report we file with the Securities and Exchange Commission.

Industry Overview

Since 1996, we have grown Japanese yew trees (also referred to in China as Northeast yew trees), taxus cuspidate, on mountain hillsides near Harbin and cultivate them in four nurseries we operate near Harbin. We have successfully cultivated more than eight million yew nursery seedlings in four nurseries. These nurseries occupy approximately 19,759 Mu (approximately 2,957 acres) of forested land. We currently have the capacity to grow up to two million yew nursery seedlings annually. We also have contractual rights to use an additional 1,000,000 Mu (approximately 166,667 acre) site in Wuchang, which land we currently do not utilize, for future expansion of our yew tree growing operations.

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

We believe using yew trees that have been grown using our Asexual Reproduction Method significantly shortens the maturity cycle of naturally-grown yew trees and allows earlier commercialization of yew trees as a source of taxol. We further believe that using the branches and leaves of yew trees in large quantities, as we do, provides the key to solving the need for additional sources of taxol while not further endangering the PRC’s natural supply of yew trees, which themselves were over-forested in previous decades since the discovery of taxol.

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

The Company started to sell wood ear mushroom product in the fourth quarter of 2014, and generated $2,648,180 in revenues in 2015 from this newly created business segment. No sales were made in 2016, and management is reassessing its options to continue this business.

Others

The others segment includes the sales of yew candles, yew essential oil soap and pine needle extracts. We started to sell yew candle products in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015. The others segment generated $22,460,205in revenues in 2016.

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

We sold our products to a relatively small number of customers. For the year ended December 31, 2016, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 56% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 29% of our consolidated revenue

For the year ended December 31, 2015, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 57% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 36% of our consolidated revenue

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

We incurred $860 and $13,554 of research and development expenses in 2016 and 2015, respectively.

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

There is significant competition for the sale of furniture, handicrafts and potted trees in the PRC. This is a highly-fragmented industry in the PRC with innumerable competitors and little, if any, concentration of market share locally, regionally or nationally. Many of our competitors are probably larger than we are and can devote more resources than we can to the manufacture, distribution and sale of furniture, handicrafts and potted trees. Additionally, many of our competitors sell furniture and handicrafts, not made of yew trees, at prices considerably lower than the premium prices at which we sell our products. However, we believe that there is relatively little competition within the Chinese domestic market for our premium-priced yew products, primarily because of the scarcity of yew trees and the regulation of the yew industry in the PRC. We believe that we are the only business in the PRC that has been given permission to produce furniture and handicrafts from yew timber.

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

After the foregoing transactions were completed, the HDS Shareholders then owned 100% of the shares of HDS in the following percentages:

Mr. Wang	81.47%
Madame Qi	18.53%

On November 5, 2010, JSJ entered a series of contractual arrangements, or the Contractual Arrangements, with HDS and/or the HDS Shareholders, as described below:

●	Exclusive Business Cooperation Agreement. Pursuant to the Exclusive Business Cooperation Agreement between JSJ and HDS, or the Business Cooperation Agreement, JSJ has the exclusive right to provide to HDS general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary, or collectively referred to as the Services. Under the Business Cooperation Agreement, JSJ has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. HDS shall pay to JSJ a monthly consulting service fee, or the Service Fee, in RMB that is equal to 100% of the monthly net income of HDS. Upon the prior written consent by JSJ, the rate of Service Fee may be adjusted pursuant to the operational needs of HDS. Within 30 days after the end of each month, HDS shall (a) deliver to JSJ the management accounts and operating statistics of HDS for such month, including the net income of HDS during such month, or the Monthly Net Income, and (b) pay 80% of such Monthly Net Income to JSJ, each such payment referred to as a Monthly Payment. Within ninety (90) days after the end of each fiscal year, HDS shall (a) deliver to JSJ financial statements of HDS for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by JSJ, and (b) pay an amount to JSJ equal to the shortfall, if any, of the aggregate net income of HDS for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by HDS to JSJ in such fiscal year. HDS also granted an irrevocable and exclusive option to JSJ to purchase any and all of the assets of HDS, to the extent permitted under PRC law, at the lowest price permitted by PRC law. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between JSJ and HDS, the Business Cooperation Agreement is for a term of ten years and expires on November 5, 2020; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by JSJ prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by JSJ and HDS shall accept such extended term unconditionally. Unless JSJ commits gross negligence, or a fraudulent act, against HDS, HDS shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, JSJ shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days’ prior written notice to HDS.

●	Exclusive Option Agreement. Under an Exclusive Option Agreement among JSJ, HDS and each HDS Shareholder, individually referred to as an Option Agreement, the terms of which are substantively identical to each other, each HDS Shareholder has granted JSJ or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the HDS Shareholder’s equity interests in HDS, or the Equity Interest Purchase Option, for RMB 10. If an appraisal is required by PRC laws at the time when and if JSJ exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws. Without the consent of JSJ, the HDS Shareholders shall not sell, transfer, mortgage or dispose of their respective shares of HDS stock. Additionally, without the prior consent of JSJ, the HDS Shareholders shall not in any manner supplement, change or amend the articles of association and bylaws of HDS, increase or decrease its registered capital, change the structure of its registered capital in any other manner, or engage in any transactions that could materially affect HDS’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB 500,000, sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of each Option Agreement is ten years commencing on November 5, 2020 and may be extended at the sole election of JSJ.

●	Equity Interest Pledge Agreement. To guarantee HDS’s performance of its obligations under the Business Cooperation Agreement, each HDS Shareholder, JSJ and HDS entered into an Equity Interest Pledge Agreement, individually referred to as a Pledge Agreement, the terms of which are substantially similar to each other. Pursuant to the Pledge Agreement, each HDS Shareholder pledged all of his or her equity interest in HDS to JSJ. If HDS or the HDS Shareholders breach their respective contractual obligations and such breach is not remedied to the satisfaction of JSJ within 20 days after the giving of notice of breach, JSJ, as pledgee, will be entitled to exercise certain rights, including the right to foreclose upon and sell the pledged equity interests. During the term of the Pledge Agreement, the HDS Shareholder shall not transfer his or her equity interest in HDS or place or otherwise permit any other security interest of other encumbrance to be placed on such equity interest. Upon the full payment of the Service Fee under the BCA and upon the termination of HDS’s obligations thereunder, the Pledge Agreement shall be terminated.

●	Power of Attorney. Under a Power of Attorney executed by each HDS Shareholder, individually referred to as a Power of Attorney, the terms of which are substantially similar to each other, JSJ has been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the HDS Shareholder, to act on behalf of the HDS Shareholder as his or her exclusive agent and attorney with respect to all matters concerning the HDS Shareholder’s equity interests in HDS, including without limitation, the right to: 1) attend shareholders’ meetings of HDS; 2) exercise all the HDS Shareholder’s rights, including voting rights under PRC laws and HDS’s Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the HDS Shareholder’s equity interests in HDS in whole or in part; and 3) designate and appoint on behalf of the HDS Shareholder the legal representative, executive director, supervisor, manager and other senior management of HDS.

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

Accordingly, the Company rectified this situation by obtaining shareholder approval at the Special Meeting on December 13, 2012 to issue a stock purchase option, each referred to as a Founder’s Option and collectively referred to as the Founders’ Options, to each of Mr. Wang and Madame Qi in an amount equal to the number of shares of YBP common stock that each of them then currently owned. The terms of the Founders’ Options are identical to each other except for the name of the optionee and the number of shares of YBP common stock subject to each such Founder’s Option. Those terms include:

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

To the extent that the Founders’ Options are exercised, the number of shares of YBP common stock then held by each HDS Shareholder could as much as double, which would be highly dilutive to the other existing YBP shareholders. The following chart shows the maximum effect of this dilution assuming full exercise of each Founder’s Option for cash:

Shareholder	Number of Shares Presently Held	Percentage of Issued Shares Presently Held	Number of Shares Held Assuming Exercise of All Founders’ Options	Percentage of Issued Shares Following Exercise of All Founders’ Options
Zhiguo Wang	20,103,475	39.03%	40,206,950	54.11%
Guifang Qi	2,439,737	4.74%	4,928,474	6.63%

All HDS Shareholders as a group (2 persons)	22,543,212	43.77%	45,135,424	60.74%
All other existing shareholders	28,956,788	56.23%	29,170,088	39.26%
Total	51,500,000	100.00%	74,305,512	100.00%

See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Employees

As of December 31, 2016, we had approximately 86 employees, of whom approximately 46 were full-time employees and approximately 40 were part-time employees. Our employees that work in China belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

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

For the year ended December 31, 2016, Yew Pharmaceutical accounted for approximately 100% of our TCM raw materials revenue and approximately 56% of our consolidated revenue. For the year ended December 31, 2015, Yew Pharmaceutical accounted for approximately 86% of our TCM raw materials revenue and approximately 44% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

●	Yew Pharmaceutical accounted for approximately 56% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 29% of our consolidated revenue

The loss of any of our largest customers could have a material adverse effect on our results of operations unless and until we can replace such customers.

The concentration of sales of yew trees to a small number of large customers could subject us to loss of significant revenues in the event that we were to lose one or more of our larger customers.

Additionally, many of our customers purchase trees from us in the spring but are not able to pay their bills until after harvest in the fall. Accordingly, our accounts receivable tends to increase during the second and third quarters of the year. If we are unable to collect the amounts owed to us by our major customers, there could be a material adverse effect on our results of operations and liquidity.

We owe amounts to related parties that are unsecured and payable on demand.

We owe certain amounts to related parties, including ZTC, Yew Pharmaceutical, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2016, the aggregate amount of these payables was approximately $883,596 and as of December 31, 2015, the aggregate amount of these payables was approximately $761,236. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

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

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $3,011 for the year ended December 31, 2016 and $4,021 for the year ended December 31, 2015, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $28.8 million or 56% of our total revenue for year ended December 31, 2016 and $17 million or 57% of our total revenue for the year ended December 31, 2015, respectively; the lease from a company majority-controlled by Mr. Wang and Madame Qi for the growing of yew trees, the lease of which was approximately $24,454 for the year ended December 31, 2016 and $26,128 for the year ended December 31, 2015 respectively. We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

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

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. Thus, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. The PRC’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. We cannot assure you that we will be able to enforce any legal rights we may have under our contracts or otherwise. Our failure to enforce our legal rights may have a material adverse impact on our operations and financial position, as well as our ability to compete with other companies in our industry.

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

Office and Retail Space

The principal executive offices of YBP in 2016 was located at 9460 Telstar Avenue, Suite 6, El Monte, California 91731. YBP lease these premises on a 3-year lease at a monthly rent of $3,261.28.

On July 1, 2012, JSJ entered into a lease for office space (the “JSJ Lease”) with the Company’s President, Zhiguo Wang, as lessor. Pursuant to the JSJ Lease, JSJ leases approximately 30 square meters of office space from Mr. Wang in Harbin, in the same premises used by HDS for its office space. Rent under the JSJ Lease is RMB 10,000 annually for a term of three years, expiring on June 30, 2018. We believe that the rent is at or below market for the space we are occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

During 2016, we had unpaid rent of $3,600 to related parties pursuant to the JSJ Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 in Notes to Consolidated Financial Statements.

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

Since the assets purchase occurred between entities under common control, HDS recorded the assets received at historical carrying costs recorded by ZTC. The difference of $2,338,212 between the actual contract price and carrying costs is reflected as a reduction of shareholders’ equity (Additional paid-in capital). As of December 31, 2013, the assets purchased were transferred to HDS, and the amount due to ZTC is approximately $4.8 million. This amount was paid in full as of December 31, 2016.

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

	High Bid	Low Bid

Fiscal Year Ended December 31, 2015	$0.35	$0.11

January 1 through March 30, 2016	$0.14	$0.06
April 1 through June 30, 2016	$0.09	$0.05
July 1 through September 30, 2016	$0.40	$0.03
October 1 through December 31, 2016	$0.42	$0.10

January 1 through March 31, 2017	$0.34	$0.22

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

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2016 and 2015, and consolidated financial conditions as of December 31, 2016, and December 31, 2015 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

Overview

We are a major grower and seller of yew trees and manufacturer of products made from yew trees, we also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species. In the third quarter of 2016, we started to sell handmade yew essence oil soaps and candles.

For the year ended December 31, 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the others segment, consisting of the sales of yew candles, yew essence oil soaps, and pine needle extracts in the year of 2016. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew tree extracts are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the year ended December 31, 2016, revenues from the sale of TCM raw materials represented approximately 56.02% of consolidated revenue (all of consolidated revenues were from a related party); sale of yew trees represented approximately 0.04% of consolidated revenue; sale of handicrafts represented approximately 0.19% of consolidated revenue; and the sale of the others, which include yew candles, yew essence oil soaps, and pine needle extracts, represented approximately 43.74% of consolidated revenue. For the year ended December 31, 2015, revenues from the sale of TCM raw materials represented approximately 55.69% of consolidated revenue (including 47.73% of consolidated revenues from a related party); sale of yew trees represented approximately 3.84% of consolidated revenue; and the sale of handicrafts represented approximately 0.53% of consolidated revenue; and the sales of wood ear mushroom represented approximately 8.95% of consolidated revenue; and the sale of others approximately 30.99% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. YBP has no significant business operations in the U.S. for the current reporting period except for a one-time sales contract to sell yew tree extracts to a third party in Hong Kong. The expenses (approximately $452,841 and $1,327,913 for the year ended December 31, 2016 and 2015, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, and other costs related to issuance of common stock for professional service. As of December 31, 2016, YBP had approximately $3,165 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,165, including approximately $3,165 in cash at December 31, 2016. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2015, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of December 31, 2016, HYF had started pilot production but the sales were immaterial yet. If we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had no operation activities for the year ended December 31, 2016.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of December 31, 2016, could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings, yew candles, yew essence oil soaps, and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials, direct labor and an appropriate proportion of overhead.

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

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired, or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The estimated useful lives are as follows:

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handicraft products, sales of yew candles, yew essential oil soap and pine needle extracts and sales of wood ear mushroom. Pursuant to the guidance of ASC 605 and ASC 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Recent accounting pronouncements

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Years Ended December 31,
	2016	2015
Revenues - third parties	$22,581,267	$12,794,005
Revenues - related party	28,766,815	16,779,803
Total revenues	51,348,082	29,573,808
Cost of revenues - third parties	24,688,860	11,104,169
Cost of revenues - related party	23,424,644	11,436,423
Total cost of revenues	48,113,504	22,540,592
Gross profit	3,234,578	7,033,216
Operating expenses	1,113,220	1,893,278
Income from operations	2,121,358	5,139,938
Other income (expenses)	(96,458)	161,138
Income Tax	(18,009)	(16,488)
Net income	2,006,891	5,284,588
Other comprehensive income:
Foreign currency translation adjustment	(2,632,390)	(2,080,703)
Comprehensive income	$(625,499)	$3,203,885

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

For the year ended December 31, 2016, we had total revenues of $51,348,082, as compared to $29,573,808 for the year ended December 31, 2015, an increase of $21,774,274 or 73.63%. The increase in total revenue was attributable to the increase in revenues from TCM raw materials and the others segments, including sales of yew candles, yew essence oil soaps, and pine needle extracts, partially offset by decrease in sales of wood ear mushroom.

Total revenue is summarized as follows:

	Years Ended December 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$28,766,815	$16,470,213	$12,296,602	74.66%
Yew trees	22,859	1,134,412	(1,111,553)	(97.98)%
Handicrafts	98,203	156,525	(58,322)	(37.26)%
Wood ear mushroom	-	2,648,180	2,648,180	(100)%
Others	22,460,205	9,164,478	13,295,727	145.08%
Total	$51,348,082	$29,573,808	$21,774,274	73.63%

For the year ended December 31, 2016 compared to December 31, 2015, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and normal sales fluctuation. The revenues of handicrafts were comparable for the years ended December 31, 2016 and 2015. The Company stopped selling wood ear mushroom to our related party, Yew Pharmaceutical, in the third quarter of 2015 and therefore the sales decreased significantly for the year ended December 31, 2016 compared to December 31, 2015. The “Others” segment includes the sales of yew candles, yew essential oil soaps, and pine needle extracts. The increase in revenue of others was mainly attributable to the new product lines of yew essential oil soap and customer developed during the year ended December 31, 2016.

Cost of Revenues

For the year ended December 31, 2016, cost of revenues amounted to $48,113,504 as compared to $22,540,592 for the year ended December 31, 2015, an increase of $25,572,912 or 113.45%. For the year ended December 31, 2016, cost of revenues accounted for 93.7% of total revenues compared to 76.2% of total revenues for the year ended December 31, 2015.

Cost of revenues by product categories is as follows:

	Years Ended December 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
TCM raw materials	$23,424,644	$10,611,353	$12,813,291	120.75%
Yew trees	19,135	329,539	(310,404)	(94.19)%
Handicrafts	2,619,024	41,964	2,577,060	6,141%
Wood ear mushroom	-	2,473,165	(2,473,165)	(100)%
Others	22,050,701	9,084,571	12,966,131	142.73%
Total	$48,113,504	$22,540,592	$25,572,912	113.45%

The increase in our cost of revenues for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily a result of the increase in costs of revenue in TCM raw materials, handicrafts, and the others segments and offset by decreasing in costs of revenue of yew tree and wood ear mushroom segments.

The increase in cost of revenue in TCM raw material segment were primarily attributable to the increase in sales to our related party, Yew Pharmaceutical. We also sold some TCM raw materials processed from the whole yew trees in PingShan plantation during the first and second quarters of 2016 that eventually increased the unit cost of our TCM raw materials.

The increase in cost of revenue in handicrafts segment were primarily attributable to the inventory write-down of yew logs which were used to produce handicrafts in the amount of $2,499,563.

The decrease in cost of revenue in yew trees segment as compared to the year ended December 31, 2015 was due to the decreased sales of yew trees.

The decrease in cost of revenue of wood ear mushroom was attributable to our operating strategy of no longer selling the products for the year ended December 31, 2016.

The others segment includes the sales of export commodities, such as yew candles, yew essence oil soaps, and pine needle extracts. The increase in cost of revenue in others segment were mainly attributable to the increase in sales of export commodities to Dafurong and Tiansheng, third parties.

Gross Profit

For the year ended December 31, 2016, gross profit was $5,734,141 as compared to $7,033,216 for the year ended December 31, 2015, representing gross profit margins of 11.17% and 23.78%, respectively. Gross profit margins by categories are as follows:

	Years Ended December 31,
	2016	2015	Increase
TCM raw materials	18.57%	35.57%	(17.00)%
Yew trees	16.29%	70.95%	(54.66)%
Handicrafts	(2,567)%	73.19%	(2,640)%
Wood ear mushroom	-%	6.61%	(6.61)%
Others	1.82%	0.87%	0.95%
Total	6.30%	23.78%	(17.48)%

The decrease in our overall gross profit margin for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to the lower gross margin yields of TCM raw materials, Handicrafts, Wood ear mushroom and “Others”.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to we sold certain TCM raw materials processed from the whole yew trees in PingShan plantation throughout the year of 2016 that decreased the gross profit margin of TCM raw materials for the year ended December 31, 2016.

The decrease in our gross margin percentage related to the sale of yew trees and seedlings for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and then normal sales fluctuation.

The gross margin percentage related to the sale of wood ear mushroom for the year ended December 31, 2016 was 0%, decreased 6.61% compared to the year ended December 31, 2015. It was the Company stopped selling wood ear mushroom during the year ended December 31, 2016.

The decrease in our gross margin percentage related to the sale of handicrafts for the year ended December 31, 2016 was primarily attributable to the impairment of handicrafts due to obsolete inventory and inventory write-down for the yew logs which were used to produce handicrafts.

Selling Expenses

For the year ended December 31, 2016, selling expense was $34,828as compared to $28,624 for the year ended December 31, 2015, an increase of $6,204, or 21.67%. The increase in our selling expenses for the year ended December 31, 2016 was primarily attributable to increase in other miscellaneous expenses, partially offset by decrease in salary and related benefit expenses.

General and Administrative Expenses

For the year ended December 31, 2016, general and administrative expenses amounted to $1,078,392, as compared to $1,864,654 for the year ended December 31, 2015, a decrease of $786,262, or 42.16%.

General and administrative expenses consisted of the following:

	Years Ended December 31,
	2016	2015
Compensation and related benefits	$376,131	$1,265,189
Depreciation	71,713	96,034
Travel and entertainment	142,089	59,740
Professional fees	86,061	222,806
Research and development	59,754	13,554
Other	342,644	207,331
Total	$1,078,392	$1,864,654

The changes in general and administrative expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, consisted of the following:

●	For the year ended December 31, 2016, compensation and related benefits decreased by $889,058, or 70%, as compared to the year ended December 31, 2015. The decrease in compensation and related benefits was mainly attributable to decrease in stock-based compensation due to options forfeited as employee resigned.

●	For the year ended December 31, 2016, depreciation decreased by $24,321, or 25.33%, as compared to the year ended December 31, 2015. The decrease was primarily attributable to the decrease in depreciable assets with one of the automobiles fully depreciated and disposal of partial of our fix assets in prior year.

●	For the year ended December 31, 2016, travel and entertainment increased by $82,350, or 137.85% as compared to the year ended December 31, 2015. The increase was primarily attributable to increase in travels relating to business coordination during 2016.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the year ended December 31, 2016, professional fees decreased by $136,745, or 61.37%, as compared to the year ended December 31, 2015. The decrease was primarily attributable to the common stock issued to exchange for the professional services in the year of 2015.

●	For the year ended December 31, 2016, research and developed expense increased by $46,200, or 340.86% as compared to the year ended December 31, 2015. The increase was primarily attributable to increase in research cost from Yew Food for new products during 2016.

●	For the year ended December 31, 2016, other miscellaneous general and administrative expenses increased by $135,313, or 65.26%, as compared to the year ended December 31, 2015. The increase was primarily attributable to associated cost of the Company’s new U.S. principal executive office that was established in California.

Income from Operations

For the year ended December 31, 2016, income from operations was $2,121,358, as compared to income from operations of $5,139,938 for the year ended December 31, 2015, a decrease of $3,018,580, or 58.72%. The decrease was primarily attributable to the impairment of $2,499,563 on raw material, yew logs, and the decrease in gross margin.

Other Income (Expenses)

For the year ended December 31, 2016, total other expense was $96,458 as compared to total other income of $161,138 for the year ended December 31, 2015. The decrease is mainly attributable to the receipt of PRC government subsidy of $282,252 for planting TCM raw materials during the year ended December 31, 2015.

Net Income

As a result of the factors described above, our net income was $2,006,891 or $0.04 per share (basic and diluted), for the year ended December 31, 2016, as compared to net income of $5,284,588 or $0.10 per share (basic and diluted, respectively), for the year ended December 31, 2015.

Foreign Currency Translation Adjustment

For the year ended December 31, 2016, we reported an unrealized loss on foreign currency translation of $2,632,390, as compared to a loss of $2,080,703for the year ended December 31, 2015. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the year ended December 31, 2016, comprehensive loss of $625,499 was derived from the sum of our net income of $2,006,891offset with foreign currency translation loss of $2,632,390. For the year ended December 31, 2015, comprehensive income of $3,203,885 was derived from the sum of our net income of $5,284,588 offset with foreign currency translation loss of $2,080,703.

Segment Information

For the year ended December 31, 2016 as compared to the year ended December 31, 2015, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, yew essence oil soaps, and pine needle extracts. Our reportable segments are strategic business units that offer different products. Compared with the year ended December 31, 2015, there was no “Wood ear mushroom” segment for the year ended December 31, 2016. The four business segments are managed separately based on the fundamental differences in their operations. All of our operations except sales of yew tree extracts are conducted in the PRC.

Information with respect to these reportable business segments for the year ended December 31, 2016 and 2015 was as follows:

	For the year ended December 31, 2016			For the year ended December 31, 2015
	Revenues- third party	Revenues - related party	Total	Revenues- third party	Revenues - related party	Total
Revenues:
TCM raw materials	$-	$28,766,815	$28,766,815	$2,354,700	14,115,513	16,470,213
Yew trees	22,859	-	22,859	1,129,514	4,898	1,134,412
Handicrafts	98,203	-	98,203	145,313	11,212	156,525
Wood ear mushroom	-	-	-	-	2,648,180	2,648,180
Others	22,460,205	-	22,460,205	9,164,478	-	9,164,478
Total revenues	$22,581,267	$28,766,815	$51,348,082	$12,794,005	16,779,803	29,573,808

Cost of sales:
TCM raw materials	$-	$23,424,644	$23,424,644	$1,658,831	8,952,522	10,611,353
Yew trees	19,135	-	19,135	324,642	4,897	329,539
Handicrafts	2,619,024	-	2,619,024	36,125	5,839	41,964
Wood ear mushroom	-	-	-	-	2,473,165	2,473,165
Others	22,050,701	-	22,050,701	9,084,571	-	9,084,571
Total cost of revenues	$24,688,860	$23,424,644	$48,113,504	$11,104,169	$11,436,423	$22,540,592

TCM raw materials

During the year ended December 31, 2016, we sold 147,426kg of TCM raw materials as compared to 58,206 kg of TCM raw materials during the year ended December 31, 2015, a 153.28% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

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

For the year ended December 31, 2016 and 2015, we had revenue of $28,766,815 and $14,115,513, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the year ended December 31, 2016 and 2015, revenue from the sale of TCM raw materials to third parties amounted to $0 and $2,354,700, respectively.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals.

Sales volume was summarized as follows:

	Years Ended December 31,
	2016	2015
Sales volume - third parties (kg)	-	3,080
Sales volume - related party (kg)	147,426	55,126
Total sales volume	147,426	58,206

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the year ended December 31, 2016, we sold approximately 5 pieces of yew seedlings and trees, as compared to approximately 63,000 pieces of yew seedlings and trees for the year ended December 31, 2015, a decrease in volume of 100%.

The decrease in revenue of yew tree for the year ended December 31, 2016 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and then normal sales fluctuation as compared to the year ended December 31, 2015.

In connection with our entering into a land use agreement in July 2012 (the “Fuye Field Agreement”), we acquired more than 80,000 trees - which are not yew trees - located on that property. These trees consist of approximately 20,000 larix, 56,700 spruce and 3,700 poplar trees. Larix trees are used primarily in landscaping and we began selling larix trees to customers during 2013. Spruce and poplar trees are used primarily as building materials. Since March 31, 2015, we began to sell spruce trees to customers and anticipate selling poplar trees in the next few years once these trees reach their maturities.

Handicrafts

During the year ended December 31, 2016 and 2015, revenue from the sale of handicrafts made from yew timber amounted to $98,203 and $156,525, respectively, decrease of $58,322, or 37%. The decrease in revenues of handicrafts was mainly due to the Company’s strategy of stopping producing and selling of handicrafts due to bad market situation in 2016.

Wood ear mushroom

During the year ended December 31, 2016, we no longer sold wood ear mushroom. During the year ended December 31, 2015, we sold approximately 187,000 kg of wood ear mushroom in amount of $2,648,180 to our related party, Yew Pharmaceutical.

Others

During the year ended December 31, 2016, we sold approximately142,146 export commodities, including yew candles, yew essential oil soaps, and pine needle extracts. During the year ended December 31, 2015, we sold approximately 99,000 yew candles and pine needle extracts in amount of $9,164,478 to third party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2016 and December 31, 2015, we had cash balances of $278,981 and $985,119, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2015 to December 31, 2016:

Category	December 31, 2016	December 31, 2015	Change	Percentage change
Current assets:
Cash	$278,991	$681,608	$(402,617)	59%
Restricted cash	-	303,511	(303,511)	(100)%
Accounts receivable	14,467,852	3,857,968	10,609,884	275%
Accounts receivable - related party	6,941,931	6,489,495	452,436	7%
Inventories, net	10,296,792	4,665,549	5,631,243	121%
Prepaid expenses and other assets	75,743	64,174	11,569	18%
Prepaid expenses - related parties	76,035	106,370	(30,335)	(29)%
VAT recoverables	1,655,954	699,258	956,696	137%
Current liabilities:
Accounts payable	2,700,148	11,345	2,688,803	23700%
Accounts payable - related party	638,318	41,319	596,999	1445%
Accrued expenses and other payables	379,294	124,686	254,608	204%
Notes payable	1,156,444	607,022	549,422	91%
Taxes payable	16,520	14,261	2,259	16%
Due to related parties	883,596	761,236	122,360	16%
Short-term borrowing	1,723,865	3,081,332	(1,357,467)	(44)%
Working capital:
Total current assets	$33,793,298	$16,867,933	$16,925,365	100%
Total current liabilities	7,498,185	4,641,201	2,856,984	62%
Working capital	$26,295,113	$12,226,732	$14,068,381	115%

Our working capital increased by $14,068,381 to $26,295,113 at December 31, 2016, from working capital of $12,226,732 at December 31, 2015. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable of approximately $10,609,884

●	an increase in accounts receivable - related party of approximately $452,436

●	an increase in inventories of approximately $5,631,243

partially offset by:

●	an increase in accounts payable of approximately $2,688,803

For the year ended December 31, 2016, net cash flow provided by operating activities was $643,031, as compared to net cash flow used in operating activities of $1,372,369 for the year ended December 31, 2015, an increase of $1,015,400. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2016, net cash flow provided by operating activities of $643,031 was primarily attributable to:

●	net income of approximately $2,006,891 adjusted for the add-back of non-cash items, such as depreciation of approximately $112,282 and amortization of land use rights and yew forest assets of approximately $8,819,008, and stock-based compensation of approximately $31,466; and
partially offset by:
●	the usage of cash in operations by changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $11,345,374, an increase in accounts receivable - related party of approximately $915,034, and an decrease in inventories of approximately $4,080,175, offset by increase in Accounts payable approximately $2,808,000;

For the year ended December 31, 2015, net cash flow used in operating activities of $1,372,369 is primarily attributable to:

●	net income of approximately $5,284,000 adjusted with the add-back of non-cash items, such as depreciation of approximately $143,000 and amortization of land use rights and yew forest assets of approximately $7,599,000, stock-based compensation of approximately $968,000, and issuance of common stock for professional service of approximately $66,000; and

●	the receipt of cash from changes in operating assets and liabilities, such as an increase in accrued expenses and other payable of approximately $46,000 and an increase in accounts payable – related party and note payable of approximately $667,000.

Partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in account receivable of approximately $3,112,000 and an increase in inventories of approximately $5,737,000.

Net cash flow provided by investing activities was approximately $234,910 for the year ended December 31, 2016. During the year ended December 31, 2016, we have changes in restricted cash for approximately 296,000. Net cash flow used in investing activities was approximately $2,362,765 for the year ended December 31, 2015. During the year ended December 31, 2015, we made payment in approximately $2,018,000 for land use right and yew forest assets.

Net cash flow used in financing activities was approximately $1,261,815 for the year ended December 31, 2016 and consisted of repayment of short-term borrowings of approximately $3,022,000.Net cash flow used in financing activities was approximately $3,965,000 for the year ended December 31, 2015 and consisted proceeds of approximately $3,217,000 from bank loan and approximately $718,000 from our related parties.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of December 31, 2016, and December 31, 2015, approximately $37.4million and $41.8 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of December 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Years Ended December 31:
2017	$64,273
2018	6,494
2019	2,258
2020	124,530
2021	2,258
Thereafter	279,919
Total	$479,732

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on those evaluations, which identified significant deficiency and material weaknesses in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

The specific significant deficiency identified by our management was as follows:

●	A lack of control in place to review the condition of inventories and assess the necessity to record any write-down of inventory value;

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

The specific material weaknesses identified by our management were as follows:

●	A lack of sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control;

●	Lack of well-established procedures to identify, approve and report related party transactions

We expect the significant deficiency and material weaknesses will be remediated by the end of fiscal year 2017. Until such time, however, as these significant deficiency and material weaknesses in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the significant deficiency and material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2016.

Remediation of Significant Deficiencies in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2017. Specifically, we plan to recruit more accounting staff, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2017 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the significant deficiency and material weaknesses we have identified in fiscal year 2016. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers as of December 31, 2016, and additional information concerning them are as follows:

Name	Age	Position
Zhiguo Wang	52	Chief Executive Officer, President, Chairman of the Board and Chief Financial Officer
Guifang Qi	52	Secretary and Director
Xuehai Wu	42	Director

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

Meetings of the Board

Each of the directors attended 75% or more of the aggregate number of meetings of the Board in 2016.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2016, 2015 and 2014. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhiguo Wang	2016	6,320	—	—	—	—	—	—	6,320
President,	2015	6,031	—	—	__	—	—	—	6,031
Chief Executive Officer	2014	5,855	—	—	__	—	—	—	5,855

Guifang Qi	2016	69,600	—	—	—	—	—	—	69,600
Treasurer, YBP and	2015	51,860	—	—	__	—	—	—	51,860
Vice General Manager, HDS	2014	39,904	—	—	__	—	—	—	39,904

Employment Agreements

We have entered into employment agreements with our Chinese executive officers in the form and with the provisions specified by the Harbin Labor and Social Security Bureau. The provisions of these agreements are not negotiable and do not vary other than providing the term, title and salary of the individual employee.

We have entered into employment agreements with our executive officers in the past. Currently we have no written employment agreements with any of our executive officers.

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

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2016.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Zhiguo Wang	20,103,475	—	—	0.22	12/13/2017	—	—	—	—
Guifang Qi	2,488,737	—	—	0.22	12/13/2017	—	—	—	—
Xuehan Wu	213,300	—	—	0.22	12/13/2017	—	—	—	—

We are authorized to issue up to 15,000,000 shares of common stock for grants under the 2012 Plan, which was adopted by our Board of Directors on September 25, 2012 and approved by our shareholders at the Special Meeting on December 13, 2012.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2016,

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	7,800,000	$0.22	7,200,000

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

The following table sets forth, as of March 31, 2017, the number of shares of our common stock owned of record and beneficially by all directors, executive officers, nominees for director and persons who beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Executive Officers:
Zhiguo Wang (2)(3) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	47,338,361	63.5%

Guifang Qi (2)(4) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	47,338,361	63.5%

Xuehai Wu(5) 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	130,000	—0-

All Directors and Executive Officers and Nominees as a group (3 persons)	47,468,361	63.5%

*	less than 1%
(1)	Percentage ownership is based on 74,597,212 shares of YBP common stock deemed outstanding on December 31, 2016, assuming exercise of all outstanding Founders’ Options and granted Director’s Options, all of which are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Zhiguo Wang and Guifang Qi are husband and wife.
(3)	Consists of (i) 20,103,475 shares held by Mr. Wang; (ii) 2,439,737 shares held by Madame Qi; (iii) 2,202,937 shares held by an immediate family member living in Mr. Wang’s and Madame Qi’s residence and as to which Mr. Wang disclaims beneficial ownership; (iv) 20,103,475 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days; and (v) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days.
(4)

Consists of (i) 2,439,737 shares held by Madame Qi; (ii) 20,103,475 shares held by Mr. Wang; (iii) 2,202,937 shares held by an immediate family member living in Mr. Wang’s and Madame Qi’s residence and as to which Madame Qi disclaims beneficial ownership; (iv) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days; and (v) 20,103,475 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days.

(5) Mr. Wu owns options which are exercisable into 200,000 shares, of which 130,000 shares can be exercised by Mr. Wu within 60 days.

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

For the years ended December 31, 2016 and 2015, total sales to Yew Pharmaceutical under the above agreement amounted to $28,766,815 and $16,774,905, respectively. At December 31, 2016 and 2015, the Company had $6,941,931 and $6,484,804 accounts receivable from Yew Pharmaceutical, respectively.

For the year ended December 31, 2016, the total purchase of yew candles, essential yew oil soap and pine needle extracts from Yew Pharmaceutical amounted to $34,824,694, of which $21,996,839 was included in the cost of revenues of $22,189,297 to the third party, with $5,183,869 inventory balance remained as of December 31, 2016. For the year ended December 31, 2015, the total purchase of yew candles and pine needle extracts from Yew Pharmaceutical amounted to $9,699,008, of which $9,084,571 was included in the cost of revenues of $11,436,423 to the third party, with $614,437 inventory balance remained as of December 31, 2015.

For the years ended December 31, 2016 and 2015, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $5,235 and $41,319, respectively. HYF had accounts payable of $47,149 and $41,319 to Yew Pharmaceutical at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, HDS provided advances in the amount of RMB 220,000 (approximately $35,000) to Yew Pharmaceutical. The advances to Yew Pharmaceutical in 2015 was received in full with no interest charged as of December 31, 2015.

At December 31, 2016 and December 31, 2015, HYF had $37,457 and $40,071, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties on the accompanying consolidated balance sheets.

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of December 31, 2016 and 2015, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

For the year ended December 31, 2015, the Company purchased yew seeding from ZTC in the amount of $584,640, which was included in the cost of revenues of $11,436,423 to the third party. No purchase was made from ZTC for the year ended December 31, 2016. As of December 31, 2016 and 2015, the Company had no accounts payable to ZTC.

During the year ended December 31and 2015, HDS sold certain inventories to Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”) in the amount of $4,691. As of December 31, 2016 and 2015, the Company had accounts receivable from HBP in the amount of $0 and $4,691, respectively.

For the year ended December 31, 2016, HBP paid off operation expense on behalf of HYF in the amount of $34,320. As of December 31, 2016, HYF had due to HBP in the amount of $58,178, which was included in due to related parties in the accompanying consolidated balance sheets. As of December 31, 2015, HYF had due to HBP in the amount of $27,097, which represents an unsecured loan bearing no interest and payable on demand.

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

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2016 and 2015, rent expense related to the ZTC Lease amounted to $24,443 and $26,128, respectively. At December 31, 2016 and 2015, prepaid rent to ZTC amounted to $76,035 and $106,370 which was included in prepaid expenses-related party in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15, 000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2016 and 2015, rent expense related to the Office Lease amounted to $2,257 and $2,413, respectively. As of December 31, 2016 and 2015, the unpaid rent was $221 and $1,138, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the years ended December 31, 2016 and 2015, rent expense related to the JSJ Lease amounted to $1,505 and $1,608, respectively. As of December 31, 2016 and 2015, the unpaid rent was $3,600 and $2,311, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

We have received advanced from, and in the past we have provided advances to, certain of our directors, officers and/or related parties, as follows:

Name of related parties	2016	2015
Zhiguo Wang and other shareholders	$778,739	$694,076

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

During 2016 and 2015, MaloneBailey, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2016, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2015.

	Years ended December 31,
	2016	2015

Audit Fees	$86,000	$86,000
Audit-Related Fees	$889	$1,361
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$86,889	$87,361

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

YEW BIO-PHARM GROUP, INC.

Date: March 31, 2017	By:	/s/ ZHIGUO WANG
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

Name	Title	Date

/s/ Zhiguo Wang	Chief Executive Officer, President,	March 31, 2017
Zhiguo Wang	Secretary and Chairman of the Board (Principal Executive Officer)

/s/ Zhiguo Wang	Chief Financial Officer	March 31, 2017
Zhiguo Wang	(Principal Accounting Officer)

/s/ Guifang Qi	Treasurer — Yew Bio-Pharm Group, Inc.	March 31, 2017
Guifang Qi	and Director

/s/ Xuehai Wu	Director	March 31, 2017
Xuehai Wu

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Yew Bio-Pharm Group, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Yew Bio-Pharm Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yew Bio-Pharm Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2017

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$278,991	$681,608
Restricted cash	-	303,511
Accounts receivable	14,467,852	3,857,968
Accounts receivable - related party	6,941,931	6,489,495
Inventories, net	10,296,792	4,665,549
Prepaid expenses - related party	76,035	106,370
Prepaid expenses and other assets	75,743	64,174
VAT recoverables	1,655,954	699,258

Total Current Assets	33,793,298	16,867,933

LONG-TERM ASSETS:
Long-term inventories, net	7,151,613	12,334,261
Property and equipment, net	692,116	702,764
Land use rights and yew forest assets, net	4,558,234	13,906,379

Total Long-term Assets	12,401,963	26,943,404

Total Assets	$46,195,261	$43,811,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,700,148	$11,345
Accounts payable - related party	638,318	41,319
Accrued expenses and other payables	379,294	124,686
Notes payable	1,156,444	607,022
Taxes payable	16,520	14,261
Due to related parties	883,596	761,236
Short-term borrowings	1,723,865	3,081,332

Total Current Liabilities	7,498,185	4,641,201

NONCURRENT LIABILITIES:
Deferred income	120,973	-
Total Noncurrent Liabilities	120,973	-

Total Liabilities	7,619,158	4,641,201

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at December 31, 2016 and 2015)	51,875	51,875
Additional paid-in capital	9,654,024	9,622,558
Retained earnings	27,074,624	25,067,733
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income (loss)	(1,966,708)	665,682

Total Shareholders' Equity	38,576,103	39,170,136

Total Liabilities and Shareholders' Equity	$46,195,261	$43,811,337

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2016	2015
REVENUES:
Revenues	$22,581,267	$12,794,005
Revenues - related party	28,766,815	16,779,803

Total Revenues	51,348,082	29,573,808

COST OF REVENUES:
Cost of revenues	24,688,860	11,104,169
Cost of revenues - related party	23,424,644	11,436,423

Total Cost of Revenues	48,113,504	22,540,592

GROSS PROFIT	3,234,578	7,033,216

OPERATING EXPENSES:
Selling	34,828	28,624

General and administrative	1,078,392	1,864,654

Total Operating Expenses	1,113,220	1,893,278

INCOME FROM OPERATIONS	2,121,358	5,139,938

OTHER INCOME (EXPENSES):
Interest expense	(140,844)	(121,170)
Government grants	-	282,252
Other income	44,386	56

Total Other Income (Expenses)	(96,458)	161,138

INCOME BEFORE PROVISION FOR INCOME TAXES	2,024,900	5,301,076
PROVISION FOR INCOME TAXES	(18,009)	(16,488)
NET INCOME	$2,006,891	$5,284,588

COMPREHENSIVE INCOME:
NET INCOME	$2,006,891	$5,284,588
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,632,390)	(2,080,703)

COMPREHENSIVE INCOME (LOSS)	$(625,499)	$3,203,885

NET INCOME PER COMMON SHARE:
Basic	$0.04	$0.10
Diluted	$0.04	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	52,069,863
Diluted	51,875,000	52,113,807

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income	Shareholders’ Equity

Balance, December 31, 2014	52,125,000	$52,125	$8,557,656	$20,444,667	$3,100,766	$2,746,385	$34,901,599

Issuance of common stock in exchange for professional services	375,000	375	65,481	-	-	-	65,856
							-
Stock-based compensation	-	-	967,744	-	-	-	967,744

Cancellation of shares issued in prior year for professional services	(625,000)	(625)	625	-	-	-	-

Transfer of property and equipment to entity under common control with proceeds over carrying amount	-	-	31,052	-	-	-	31,052

Adjustment to statutory reserve	-	-	-	(661,522)	661,522	-	-
							-
Net income for the year	-	-	-	5,284,588	-	-	5,284,588
							-
Foreign currency translation adjustment	-	-	-	-	-	(2,080,703)	(2,080,703)

Balance, December 31, 2015	51,875,000	$51,875	$9,622,558	$25,067,733	$3,762,288	$665,682	$39,170,136
Stock-based Compensation			31,466				31,466

Net income for the year				2,006,891			2,006,891

Foreign currency translation adjustment						(2,632,390)	(2,632,390)

Balance, December 31, 2016	51,875,000	51,875	9,654,024	27,074,624	3,762,288	(1,966,708)	38,576,103

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,006,891	$5,284,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	112,282	143,486
Amortization of land use rights and yew forest assets	8,819,008	7,599,023
Stock-based compensation	31,466	967,744
Inventory write-down	2,499,563	-
Issuance of common stock for professional service	-	65,856
Changes in operating assets and liabilities:
Accounts receivable	(11,345,374)	(3,112,659)
Accounts receivable - related party	(915,034)	(6,438,017)
Prepaid and other current assets	(14,438)	(49,815)
Prepaid expenses - related party	24,443	(105,316)
Inventories, net	(4,080,175)	(5,737,554)
VAT recoverables	(1,047,212)	(729,984)
Accounts payable	2,807,954	11,844
Accounts payable - related party	626,557	43,135
Accrued expenses and other payables	362,600	46,807
Due to related parties	9,635	478
Notes payable	615,408	633,695
Deferred income	126,392	-
Taxes payable	3,065	4,320

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	643,031	(1,372,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	-	3,594
Change in restricted cash	296,419	(316,848)
Loan made to related party	-	(35,384)
Repayment from related party	-	35,384
Purchase of property and equipment	(61,509)	(31,497)
Purchase of land use rights and yew forest assets	-	(2,018,014)

NET CASH USED IN INVESTING ACTIVITIES	234,910	(2,362,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,809,189	3,216,727
Repayments of short-term borrowings	(3,022,055)
Advances and loans from related parties	81	718,120
Repayments to related parties	(49,030)	-
Contribution from shareholders-transfer of property and equipment to entity under common control with proceeds over carrying amount	-	31,052
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,261,815)	3,965,899

EFFECT OF EXCHANGE RATE ON CASH	(18,743)	(37,097)

NET INCREASE (DECREASE) IN CASH	(402,617)	193,668

CASH - Beginning of the year	681,608	487,940

CASH - End of the year	$278,991	$681,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$145,452	$75,196
Income taxes	$24,451	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	88,088	-
Property and equipment paid by related party	82,491	-

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

As of December 31, 2016, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (“HYF”), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company's entrance into the organic food and functional beverage market. HYF had limited operation activities for the years ended December 31, 2016 and 2015.

On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (“MC”), in the State of California to sell the Company’s yew products in American market. MC had no operation activities for the year ended December 31, 2016.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; (3) manufacturing and selling furniture and handicrafts made of yew tree timber; and (4) selling agricultural products (wood ear mushroom related) and export products (Yew candles, pine needle extracts and yew essential oil soap). The Company’s operating VIE and its subsidiary are located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2016 and 2015, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary was as follows:

	December 31, 2016	December 31, 2015
Assets
Cash	$249,868	$662,037
Restricted cash	-	303,511
Accounts receivable	14,427,767	3,817,872
Accounts receivable - related party	6,941,931	6,489,495
Inventories (current and long-term), net	16,746,205	16,342,789
Prepaid expenses and other assets	35,827	54,093
Prepaid expenses - related party	76,035	106,370
Property and equipment, net	595,338	671,762
Land use rights and yew forest assets, net	4,558,233	13,906,379
VAT recoverables	1,655,954	699,258
Total assets of VIE and its subsidiary	$45,287,158	$43,053,566
Liabilities
Accrued expenses and other payables	$375,262	$135,415
Accounts payable	2,654,067	-
Accounts payable-related party	638,318	41,319
Taxes payable	11,789	11,901
Due to VIE holding companies	560,036	1,046,366
Short-term borrowings	1,723,865	3,081,332
Note payable	1,156,444	607,022
Deferred income	120,973	-
Due to related parties	157,484	69,955
Total liabilities of VIE and its subsidiary	$7,398,238	$4,993,310

Although the structure the Company has adopted is consistent with longstanding industry practice, and is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. There are uncertainties regarding the interpretation and application of PRC laws and regulations including those that govern the Company’s contractual arrangements, which could limit the Company’s ability to enforce these contractual arrangements. If the Company or any of its variable interest entities are found to be in violation of any existing or future PRC laws, rules or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including levying fines, revoking business and other licenses of the Company’s variable interest entities, requiring the Company to discontinue or restrict its operations, restricting its right to collect revenue, requiring the Company to restructure its operations or taking other regulatory or enforcement actions against the Company. In addition, it is unclear what impact the PRC government actions would have on the Company and on its ability to consolidate the financial results of its variable interest entities in the consolidated financial statements, if the PRC government authorities were to find the Company’s legal structure and contractual arrangements to be in violation of PRC laws, rules and regulations. If the imposition of any of these government actions causes the Company to lose its right to direct the activities of HDS and through HDS’s equity interest in its subsidiary or the right to receive their economic benefits, the Company would no longer be able to consolidate the HDS and its subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial statements of YBP, its subsidiaries and operating VIE and its subsidiary, in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap and wood ear mushroom
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100%(2)	Sales of yew products

(1)	Wholly-owned subsidiary of HDS
(2)	Wholly-owned subsidiary of YBP

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

Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United State of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include allowance for slow-moving and obsolete inventory, the classification of short and long-term inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, write-down in value of inventory and the valuation of stock-based compensation.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventories, current portion, prepaid expenses and other assets, accounts payable, accrued expenses and other payables, note payable and taxes payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature

Concentrations of credit risk

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

At December 31, 2016 and 2015, the Company’s cash balances by geographic area were as follows:

	December 31, 2016		December 31, 2015
Country:
United States	$25,958	9.3%	$15,927	1.6%
China	253,033	90.7%	969,192	98.4%
Total restricted cash and cash	$278,991	100%	$985,119	100.0%

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. As of December 31, 2016 and 2015, the Company has no cash equivalents.

Restricted cash

The restricted cash are recorded as an asset when the Company deposits cash in the bank as collateral for commercial acceptance notes, separately from cash and cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2016 and 2015, the Company has not established, based on a review of its outstanding balances, an allowance for doubtful accounts.

Inventories

Inventories, consisting of raw materials, work in process, yew seedlings and finished goods related to the Company’s yew products are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew wood used in the production of yew products such as furniture, ornaments, and other products containing yew wood. Finished goods, consisting of yew candles, pine needle extracts, yew essential oil soap and wood ear mushroom products, which include direct materials, direct labor and an appropriate proportion of overhead.

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

Land use rights and yew forest assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land use rights and yew forests. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests will be used to supply raw materials such as branches, leaves and fruit to the Company. The Company amortizes land use rights based on their terms and yew forest assets over the term of the respective land use rights or expected useful lives, which generally ranges from 16 to 50 years. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For years ended December 31, 2016 and 2015, the Company didn’t record any impairment charges on long-lived assets.

Revenue recognition

The Company generates its revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handcraft products, sales of wood ear mushroom, sale of yew essential oil soap and sales of yew candles and pine needle extracts. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying Consolidated Statements of Income and Comprehensive Income. The Company incurred $318 and $353 for the years ended December 31, 2016 and 2015, respectively.

Shipping costs

Shipping costs are expensed as incurred and included in selling expenses and amount to $126 and $100 for the years ended December 31, 2016 and 2015, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of salaries paid for the development and improvement of the Company’s products. Research and development costs of the years ended December 31, 2016 and 2015 were $860 and $13,554, respectively, and are included in general and administrative expenses.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for agricultural products and 17% for handicraft products, yew essential oil soap, yew candles and pine needle extracts sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

Government grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries and VIEs of the Company. Government grants are recognized when received and all the conditions specified in the grant have been met. For the years ended December 31, 2016 and 2015, the Company recognized government grants in the amount of $0 and $282,252, respectively, representing governmental financial subsidies to support general planting and cultivation of yew trees. In October 2016, the Company received government grants of $120,973 for afforestation that is recorded initially as deferred income and to be recognized over the periods and in the proportions in which amortization expense on the trees is recognized.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, and the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income (loss) for the years ended December 31, 2016 and 2015 amounted to $(2,632,390) and $(2,080,703), respectively.

All of the Company’s revenue transactions are transacted in the functional currency, except for the sales of yew essential oil soap, yew candles and pine needle extracts in US dollar, which is not the functional currency, RMB.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements are as follows:

	2016	2015
Exchange rate on balance sheet dates:
USD : RMB exchange rate	6.9437	6.4907

Average exchange rate for the year
USD : RMB exchange rate	6.6460	6.2175

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

Comprehensive income

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2016 and 2015 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended December 31, 2016, the Company operated in five reportable business segments: (1) the yew tree segment - the cultivation and sale of yew seedlings and yew trees, (2) the traditional Chinese medicine (“TCM raw materials”) segment - the production and sale of raw materials used for medicinal application in the pharmaceutical industry, (3) the handicrafts segment - the manufacture and sale of furniture and handicrafts made of yew timber, and (4) the others, mainly consisting of the transactions such as sale of wood ear mushroom, yew essential oil soap, yew candles and pine needle extracts.

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

Collaborative arrangement

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau (see Note 17), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80%. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2016 and 2015, the Company has not generated any revenues or activity from this collaborative agreement.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods including handicrafts, yew essential oil soap, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2016 and 2015, inventories consisted of the following:

	December 31, 2016			December 31, 2015
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$795,985	$2,484,301	$3,280,286	$39,341	$2,653,104	$2,692,445
Finished goods	5,245,771	556,875	5,802,646	1,332,323	717,355	2,049,678
Yew seedlings	3,487,879	5,930,887	9,418,766	2,426,990	6,397,951	8,824,941
Other trees	779,537	683,323	1,462,860	872,674	2,673,454	3,546,128
Total	10,309,172	9,655,386	19,964,558	4,671,328	12,441,864	17,113,192

Inventory write-down	(12,380)	(2,503,773)	(2,516,153)	(5,779)	(107,603)	(113,382)
Inventories, net	$10,296,792	$7,151,613	$17,448,405	$4,665,549	$12,334,261	$16,999,810

The Company recorded inventory write-down (recovery) in the amount of $2,499,563 and $(15,688) for the years ended December 31, 2016 and 2015, respectively. The write-down in the value of inventory was based on the management’s specific analysis of future production plan and sales forecasts and was included in the cost of revenues.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Buildings and building improvements	$631,736	$675,827
Machinery and equipment	475,750	498,973
Office equipment	50,595	49,975
Motor vehicles	618,465	518,309
	1,776,546	1,743,084
Less: accumulated depreciation	(1,084,430)	(1,040,320)
Total property and equipment, net	$692,116	$702,764

For the years ended December 31, 2016 and 2015, depreciation expenses amounted to $112,282 and $143,486, respectively.

NOTE 6 - LAND USE RIGHTS AND YEW FOREST ASSETS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

Yew trees on land containing yew tree forests will be used to supply raw materials such as branches and leaves that will be used by the Company’s customers for production of TCM. The Company amortizes land use rights based on their terms and amortizes yew forest assets over the term of the respective land use rights or expected useful lives. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues. For the years ended December 31, 2016 and 2015, amortization expense amounted to $8,819,008 and $7,599,023, respectively.

As of December 31, 2016, land use rights and yew forest assets consisted of the following:

	Description	Useful life	Acquisition date	Expiration date	Metric acres (“Mu”)
Parcel A	Developing forest land	50	3/2004	3/2054	125
Parcel B	Developing forest land	50	4/2004	4/2054	400
Parcel C	Yew tree forests	30	3/2005	3/2035	361
Parcel D	Yew tree forests and underlying land	50	1/2008	12/2058	290
Parcel E	Yew tree forests and underlying land	45	3/2010	3/2055	15,865
Parcel F	Undeveloped forest land	16	7/2012	3/2028	148
Parcel G	Yew tree forests and underlying land	22	4/2006	1/2028	5
Parcel H	Yew tree forests and underlying land	38	11/2013	11/2051	2,565

At December 31, 2016 and 2015, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2016	December 31, 2015
Land use rights and yew forest assets	16-50 years	$6,708,537	$15,933,585
Less: accumulated amortization		(2,150,303)	(2,027,206)
Land use rights and yew forest assets, net		$4,558,234	$13,906,379

During the year ended December 31, 2015, the Company purchased the yew seedlings in the amount of $2,018,014 and transplanted in Parcel H.

During the years ended December 31, 2016 and 2015, the Company cut certain whole yew trees in Parcel H to process TCM raw materials. As the trees could no longer supply branches and leaves, their remaining carrying value in the amount of $8,185,557 and $7,109,557 was transferred to cost of revenues, respectively, and included in the amortization of $8,819,008 and $7,599,023 in the consolidated statements of cash flows for the year ended December 31, 2016 and 2015.

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ended December 31:	Amount
2017	$204,247
2018	204,247
2019	204,247
2020	204,247
2021	204,247
2022 and thereafter	5,687,302
Total	$6,708,537

NOTE 7 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company, YBP, registered in the State of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as YBP and MC had no U.S. taxable income as of December 31, 2016 and 2015.

The Company’s subsidiary, Yew Bio-Pharm (HK), is incorporated in Hong Kong and has no operating profit or tax liabilities during the years. Yew Bio-Pharm (HK) is subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The Company’s subsidiary, JSJ, and VIE and its subsidiary, HYF and HDS, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with an exception of sales of handicrafts, yew candle, pine needle extracts and yew essential oil soap which are not within the scope of agricultural area.

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2016	2015
Current	$18,009	$16,488
Deferred	-	-
Total	$18,009	$16,488

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015
Tax exemption effect	$629,937	$1,581,916
Tax reduction due to loss carry-forwards	8,200	2,226
Loss not subject to income tax	(180,550)	(448,322)
Basic net income per share effect	$(0.01)	$(0.02)
Diluted net income per share effect	$(0.01)	$(0.02)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
U.S. federal income tax rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00)%	(34)%
PRC EIT rate	25.00%	25.00%
PRC tax exemption	(61.96)%	(30.92)%
Income tax difference under different tax jurisdictions	5.36%	6.08%
Valuation allowance	32.48%	0.19%
Other	-	(0.04)%
Total provision for income taxes	0.89%	0.31%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
Tax benefit of net operating loss carry forward and inventory write-down	$2,105,056	$1,925,808
Tax benefit of inventory write-down	624,891	-
Valuation allowance	(2,729,947)	(1,925,808)
Non-current deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $33.0 million and $30.6 million as of December 31, 2016 and 2015, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2016 and 2015.

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

NOTE 8 - SHORT-TERM BORROWINGS AND NOTES PAYABLE

On April 23, 2015, HDS entered into a loan agreement with Harbin Rongtong Branch of Bank of Communications (“BOCOM”) in the amount of RMB10,000,000 (approximately $1,630,000), payable on April 22, 2016. HDS paid off the loan in full on April 28, 2016. On May 30, 2016, HDS entered into a loan agreement with BOCOM, pursuant to which the Company obtained a bank loan in the amount of RMB10,000,000 (approximately $1,519,000), payable on May 30, 2017. The loan carries an interest rate of 5.873% per annum and is payable quarterly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with BOCOM to secure the loan. In addition, ZTC, Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), a related party of the Company, Zhiguo Wang, Madame Qi, Yicheng Wang, the son of Zhiguo Wang and Yuqi Mao, the spouse of Yicheng Wang, provided guarantees to the loan.

On November 24, 2015, HDS executed a loan in the form of factoring agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch in the principal amount of RMB 10,000,000 (approx. $1,560,000). The loan carries an interest rate of 3.969% per annum and is payable, together with the principal, on November 18, 2016. The proceeds of the loan were used by the Company to purchase raw materials and for general corporate purposes. Madam Qi has secured the loan with her personal assets. In addition, Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), a related party of the Company, Mr. Wang, Yichen Wang, the son of Mr. Wang and Yuqi Mao, the spouse of Yichen Wang provided guarantees to the loan. HDS paid off the loan in full on November 4, 2016.

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

On May 27, 2016, the Company issued several commercial acceptance notes to Yew Pharmaceutical with the total principal amount of RMB3,940,000 (approximately $594,000) to pay partial of the account payable owed. The terms of the commercial acceptance notes include the same maturity date of November 27, 2016 with no interest. The commercial acceptance notes are secured by a deposit of RMB1,970,000 (approximately $300,000) from the Company, which was presented as restricted cash as of December 31, 2015. In November 2016, the Company paid off the commercial acceptance notes in full. As a consequence, the restricted cash was released in full then.

On November 4, 2016, the company issued a commercial acceptance note to Yew Pharmaceutical with the principal amount of RMB8,030,000 (approximately $1,188,000) to pay partial of the account payable owed. The commercial acceptance note was due on November 4, 2017 with no interest, secured by Madam Qi’s personal assets and guaranteed by Madam Qi, Zhiguo Wang, Yicheng Wang, Yuqi Mao and Yew Pharmaceutical.

NOTE 9 - STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. The 875,000 shares were issued on July 22, 2014 and the fair value of these shares of $131,250 was fully expensed for the years ended December 31, 2014. The 375,000 shares was not issued up to date of filing of this report and the fair value of these shares of $65,856 was fully expensed for the year ended December 31, 2015 based on the SPA.

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

On October 11, 2016, the Company’s board of directors in lieu of an established compensation committee granted options pursuant to the Corporation’s 2012 Equity Incentive Plan to their attorney who is also the Company’s employee, William B. Barnett (the “Optionees III”). Within the stock option agreement, the Optionees III was issued 200,000 shares of common stock of the Company at an exercise price of $0.25 per share. The option has a term of three years and expires on October 11, 2019 from October 11, 2016, vesting commencement date. The options vest over a two-year time period from October 11, 2016, and 50% and remaining 50% of the total shares granted shall vest and become exercisable 12 and 24 months after the initial vesting commencement date.

The fair value of the Company’s option as of the date of grant for the years ended December 31, 2016 and 2015 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
HengJiang Pang	3.025	202%	0.97	-	36,906
Tong Liu	3.025	202%	0.97	-	36,906
Xuehai Wu	3.025	202%	0.97	-	36,906
Lifan Liu	1.5	212%	0.14	-	38,873
Weiran Lu	1.5	212%	0.14	-	38,873
Junzhong Wu	1.5	212%	0.14	-	19,437
Guobin Zhou	1.5	212%	0.14	-	19,437
Binbin Lou	1.5	212%	0.14	-	38,873
Wei Zhang	1.5	212%	0.14	-	38,873
Songshan Zhang	1.5	212%	0.14	-	38,873
Bingtao Li	1.5	212%	0.14	-	19,437
Jianyi Yang	1.5	212%	0.14	-	23,324
Jing Wang	1.5	212%	0.14	-	19,437
Yunli Pei	1.5	212%	0.14	-	38,873
Chunmei Xu	1.5	212%	0.14	-	19,437
Donghui Zhao	1.5	212%	0.14	-	19,437
Xiefeng Liu	2.25	212%	0.53	-	20,734
Lixin Liu	2.25	212%	0.53	-	16,587
Jie Zhang	2.25	212%	0.53	-	41,468
Jilong Yin	2.25	212%	0.53	-	20,734
Long Deng	2.25	212%	0.53	-	20,734
Shiyi Li	3.025	212%	0.96	-	12,886
Xingli Han	3.025	212%	0.96	-	51,542
Yang Jiang	3.025	212%	0.96	-	12,886
Chao Liu	3.025	212%	0.96	-	21,476
Shouhua Zhang	3.025	212%	0.96	-	25,771
Lianfa Sun	3.025	212%	0.96	-	17,181
Jinsong Lv	3.025	212%	0.96	-	17,181
Anna Tang	3.025	212%	0.96	-	12,886
Hong Li	3.025	212%	0.96	-	17,181
Siyuan Wang	3.025	212%	0.96	-	150,332
Yicheng Wang	3.025	212%	0.96	-	150,332
Yuqi Mao	3.025	212%	0.96	-	150,332
Jimin Lu	3.025	212%	0.96	-	12,886
Jinguo Wang	3.025	212%	0.96	-	17,181
Xue Wang	3.025	212%	0.96	-	21,476
Ping Qi	3.025	212%	0.96	-	21,476
Weihong Zhang	3.025	212%	0.96	-	21,476
Hongrun Wang	3.025	212%	0.96	-	21,476
Zhiling Wang	3.025	212%	0.96	-	30,066
Zhigang Wang	3.025	212%	0.96	-	30,066
Zhimin Wang	3.025	212%	0.96	-	30,066
Kaiming Guo	3.025	212%	0.96	-	12,886
Tinghua Xu	3.025	212%	0.96	-	12,886
Shaoming Geng	3.025	212%	0.96	-	17,181
Jing Sun	3.025	212%	0.96	-	17,181
Fengping Dong	3.025	212%	0.96	-	17,181
William B. Barnett	2.250	174%	0.87	-	43,999

Stock option activities for the years ended December 31, 2016 and 2015 are summarized in the following table.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of year	26,805,512	$0.22	27,205,512	$0.22
Issued	200,000	0.25	-	-
Exercised	-	-	-	-
Expired	960,000	0.23
Forfeited	720,000	0.23	400,000	0.23
Balance at end of year	25,325,512	$0.22	26,805,512	$0.22
Options exercisable at end of year	24,415,012	$0.22	24,735,512	$0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2016:

Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$0.20-0.25	25,325,512	1.03	$0.22	24,415,012	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value of $7,800, based upon the Company’s closing stock price of $0.22 as of December 31, 2016. Stock option expense recognized during the year ended December 31, 2016 amounted to $31,466.

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Net income available to common stockholders for basic and diluted net income per share of common stock	$2,006,891	$5,284,588
Weighted average common stock outstanding - basic	51,875,000	52,069,863
Effect of dilutive securities:
Stock options issued to directors/officers/employees	-	43,944
Weighted average common stock outstanding - diluted	51,875,000	52,113,807
Net income per common share - basic	$0.04	$0.10
Net income per common share - diluted	$0.04	$0.10

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the years ended December 31, 2016 and 2015, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Years Ended December 31,
Customer	2016	2015
A (Yew Pharmaceutical, a related party)	56.02%	56.72%
B	29.24%	36.23%
C	14.36%	-

* Less than 10%

The three largest customers accounted for 99.8% and 94.0% of the Company’s total outstanding accounts receivable at December 31, 2016 and 2015, respectively, of which Heilongjiang Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 32.4% and 63.0% of total outstanding accounts receivable, respectively.

Suppliers

For the years ended December 31, 2016 and 2015, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Years Ended December 31,
Supplier	2016		2015
A (Yew Pharmaceutical, a related party)	75.6%		47%
B	*	%	12%

Accounts payable to supplier C, supplier D, supplier E, Changzhi Du, a related party of the Company, and supplier F accounted for 24.6%, 24.1%, 17.7% and 15.8% of the Company’s total accounts payable at December 31, 2016.

Accounts payable to Yew Pharmaceutical accounted for 78% of the Company’s total accounts payable at December 31, 2015. The Company did not have any accounts payable to Supplier B at December 31, 2015.

NOTE 12 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.
Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS
Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun
Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016
Changzhi Du	Legal person of Xinlin
Jinguo Wang	Management of HDS
Anyangquanfeng Bio Science Inc.	84.72% owned by Mr. Wang

Heilongjiang Yew Medicine Research Institute affiliated clinics	Zhiguo Wang is the Company’s legal person

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

For the years ended December 31, 2016 and 2015, total sales to Yew Pharmaceutical under the above agreement amounted to $28,766,815 and $16,774,905, respectively. At December 31, 2016 and 2015, the Company had $6,941,931 and $6,484,804 accounts receivable from Yew Pharmaceutical, respectively.

For the year ended December 31, 2016, the total purchase of yew candles, essential yew oil soap and pine needle extracts from Yew Pharmaceutical amounted to $34,824,694, of which $21,996,839 was included in the cost of revenues of $22,189,297 to the third party, with $5,183,869 inventory balance remained as of December 31, 2016. For the year ended December 31, 2015, the total purchase of yew candles and pine needle extracts from Yew Pharmaceutical amounted to $9,699,008, of which $9,084,571 was included in the cost of revenues of $11,436,423 to the third party, with $614,437 inventory balance remained as of December 31, 2015.

For the years ended December 31, 2016 and 2015, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $5,235 and $41,319, respectively. HFY had accounts payable of $47,149 and $41,319 to Yew Pharmaceutical at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, HDS provided advances in the amount of RMB 220,000 (approximately $35,000) to Yew Pharmaceutical. The advances to Yew Pharmaceutical in 2015 was received in full with no interest charged as of December 31, 2015.

At December 31, 2016 and December 31, 2015, HYF had $37,457 and $40,071, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties on the accompanying consolidated balance sheets.

Transactions with ZTC

For the year ended December 31, 2015, the Company purchased yew seeding from ZTC in the amount of $584,640, which was included in the cost of revenues of $11,436,423 to the third party. No purchase was made from ZTC for the year ended December 31, 2016. As of December 31, 2016 and 2015, the Company had no accounts payable to ZTC.

Transactions with HBP

During the year ended December 31, 2015, HDS sold certain inventories to HBP in the amount of $4,691. As of December 31, 2016 and 2015, the Company had accounts receivable from HBP in the amount of $0 and $4,691, respectively.

For the year ended December 31, 2016, HBP paid off operation expense on behalf of HYF in the amount of $34,320. As of December 31, 2016, HYF had due to HBP in the amount of $58,178, which was included in due to related parties in the accompanying consolidated balance sheets. As of December 31, 2015, HYF had due to HBP in the amount of $27,097, which represents an unsecured loan bearing no interest and payable on demand.

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

Transactions with HDS Development

On January 20, 2016, the Company prepaid $301,083 to HDS Development for purchasing yew seedlings. On June 30, 2016, the prepayment was returned to the Company in full due to the cancellation of the purchase.

Transactions with Xinlin

On May 31, 2016, HDS purchased yew seedlings from Xinlin in the amount of $541,679. As of December 31, 2016 and December 31, 2015, the Company had no accounts payable to Xinlin.

Transactions with Changzhi Du

For the year ended December 31, 2016, HDS purchased yew seedlings from Changzhi Du in the amount of $2,989,558. As of December 31, 2016, the Company had accounts payable of $591,169 to Changzhi Du.

Transactions with Jinguo Wang

On May 31, 2016, HDS purchased yew seedlings from Jinguo Wang in the amount of $541,679. As of December 31, 2016, the Company had no accounts payable to Jinguo Wang.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2016 and 2015, rent expense related to the ZTC Lease amounted to $24,443 and $26,128, respectively. At December 31, 2016 and 2015, prepaid rent to ZTC amounted to $76,035 and $106,370 which was included in prepaid expenses-related party in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2016 and 2015, rent expense related to the Office Lease amounted to $2,257 and $2,413, respectively. As of December 31, 2016 and 2015, the unpaid rent was $221 and $1,138, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the years ended December 31, 2016 and 2015, rent expense related to the JSJ Lease amounted to $1,505 and $1,608, respectively. As of December 31, 2016 and 2015, the unpaid rent was $3,600 and $2,311, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose or paid expense on behalf of the Company. These advances and payables are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and other shareholders, excluding the borrowings from Madame Qi as disclosed below and including the unpaid rents disclosed above, amounted to $284,626 and $113,236 at December 31, 2016 and 2015, respectively.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016 and 2017, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016 and 2017, respectively. During the year ended December 31, 2016, the Company made repayments of $49,030 to Madame Qi. As of December 31, 2016 and 2015, the total borrowings including the interest were $598,970 and $668,301, which was included in due to related parties in the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of December 31, 2016 and 2015, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 13 - STATUTORY RESERVES

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2016 and 2015, the Company appropriated to the statutory surplus reserve in the amount of $0 and $661,522, respectively. The accumulated balance of the statutory reserve of the Company as of December 31, 2016 and 2015 was $3,762,288 and $3,762,288, respectively.

NOTE 14 - SEGMENT INFORMATION

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

For the years ended December 31, 2016 and 2015, the Company operated in five reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the wood ear mushroom segment, consisting of the sale of wood ear mushroom; and (5) Others including the yew candles, pine needle extracts and yew essential oil soap segment, consisting of the sale of yew candles, pine needle extracts and yew essential oil soap. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extracts and yew essential oil soap in the amount of $22,456,483 are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2016 and 2015 was as follows:

	For the Years Ended, December 31,
	2016	2015
Revenues:
TCM raw materials	$28,766,815	$16,470,213
Yew trees	22,859	1,134,412
Handicrafts	98,203	156,525
Wood ear mushroom	-	2,648,180
Others	22,460,205	9,164,478
	$51,348,082	$29,573,808
Cost of revenues:
TCM raw materials	$23,424,644	$10,611,353
Yew trees	19,135	329,539
Handicrafts	2,619,023	41,964
Wood ear mushroom	-	2,473,165
Others	22,050,702	9,084,571
	$48,113,504	$22,540,592
Depreciation and amortization:
TCM raw materials	$266,789	$376,769
Yew trees	49,838	68,931
Handicrafts	35,360	27,887
Wood ear mushroom	-	-
Others	27,084	56,412
	$379,071	$529,999
Net income (loss):
TCM raw materials	$4,987,851	$5,858,860
Yew trees	3,443	804,873
Handicrafts	(2,522,031)	114,561
Wood ear mushroom	-	175,015
Others	(462,372)	(1,668,721)
	$2,006,891	$5,284,588

	December 31, 2016
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$4,558,234	$436,948	$22,218	$-	$232,950	$5,250,350

	December 31, 2015
	TCM raw materials	Yew trees	Handicrafts	Wood ear mushroom	Others	Total
Identifiable long-lived assets, net	$13,602,178	$816,926	$33,316	$-	$156,723	$14,609,143

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

For the years ended December 31, 2016 and 2015, rent expense related to the A’cheng Lease amounted $3,598 and $3,846, respectively.

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,261 is due on the first day of each month. The term of the lease is for 3 years and expires on January 31, 2018.

See Note 13 for related party operating lease commitments.

Future minimum rental payments required, including lease with related parties, are as follows:

Years Ended December 31:
2017	$64,273
2018	6,494
2019	2,258
2020	124,530
2021	2,258
Thereafter	279,919
Total	$479,731

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the years ended December 31, 2016 and 2015, the Company made sales of $0 and $102,935, respectively, under the Seedling Agreement.

NOTE 16 - JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the years ended December 31, 2016 and 2015, the Company has not generated any revenues or activity on this land.

NOTE 17 - SUBSEQUENT EVENTS

On February 1, 2017, the Company’s board of directors in lieu of an established compensation committee granted options pursuant to the Corporation’s 2012 Equity Incentive Plan to an employee (the “Optionees IV”). Within the stock option agreement, the Optionees IV was issued 50,000 shares of common stock of the Company at an exercise price of $0.25 per share. The option has a term of four years and expires on February 1, 2021 from February 1, 2017, vesting commencement date. The options vest and become exercisable immediately from the grant date.

