Form 10-Q
period 2017-03-31
Yew Bio-Pharm Group, Inc.
filed 2017-05-15
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 15, 2017, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities & Exchange Commission (“SEC”) on March 31, 2017.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$520,787	$278,991
Accounts receivable	16,348,972	14,467,852
Accounts receivable - related party	8,075,685	6,941,931
Inventories, net	10,730,482	10,296,792
Prepaid expenses - related party	70,728	76,035
Prepaid expenses and other assets	59,897	75,743
VAT recoverables	1,251,678	1,655,954
Total Current Assets	37,058,229	33,793,298

LONG-TERM ASSETS:
Long-term inventories, net	5,305,705	7,151,613
Property and equipment, net	673,498	692,116
Land use rights and yew forest assets, net	4,562,660	4,558,234

Total Long-term Assets	10,541,863	12,401,963

Total Assets	$47,600,092	$46,195,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$944,478	$2,700,148
Accounts payable - related parties	511,920	638,318
Accrued expenses and other payables	264,353	379,294
Notes payable	1,165,373	1,156,444
Taxes payable	4,855	16,520
Due to related parties	886,640	883,596
Short-term borrowings	4,600,922	1,723,865

Total Current Liabilities	8,378,541	7,498,185

NONCURRENT LIABILITIES:
Deferred income	121,907	120,973
Total Noncurrent Liabilities	121,907	120,973

Total Liabilities	8,500,448	7,619,158

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	51,875	51,875
Additional paid-in capital	9,703,781	9,654,024
Retained earnings	27,244,528	27,074,624
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive loss - foreign currency translation adjustment	(1,662,828)	(1,966,708)

Total Shareholders’ Equity	39,099,644	38,576,103

Total Liabilities and Shareholders’ Equity	$47,600,092	$46,195,261

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
REVENUES:
Revenues	$5,341,203	$576,904
Revenues - related party	2,534,261	8,043,465

Total Revenues	7,875,464	8,620,369

COST OF REVENUES:
Cost of revenues	5,301,216	627,983
Cost of revenues - related party	2,054,268	6,598,904

Total Cost of Revenues	7,355,484	7,226,887

GROSS PROFIT	519,980	1,393,482

OPERATING EXPENSES:
Selling expense	265	3,252
General and administrative expense	298,138	312,648

Total Operating Expenses	298,403	315,900

INCOME FROM OPERATIONS	221,577	1,077,582

OTHER INCOME (EXPENSES):
Interest expense	(51,963)	(27,320)
Other income	290	-

Total Other Expenses	(51,673)	(27,320)

INCOME BEFORE PROVISION FOR INCOME TAXES	169,904	1,050,262
PROVISION FOR INCOME TAXES	-	-
NET INCOME	$169,904	$1,050,262

COMPREHENSIVE INCOME:
NET INCOME	$169,904	$1,050,262
OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	303,880	275,422

COMPREHENSIVE INCOME	$473,784	$1,325,684

NET INCOME PER COMMON SHARE:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	51,875,000
Diluted	56,670,931	51,875,000

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,904	$1,050,262
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	23,220	30,504
Amortization of land use rights and yew forest assets	30,778	4,996,027
Stock-based compensation	49,757	82,598

Changes in operating assets and liabilities:
Accounts receivable	(1,770,317)	1,980,590
Accounts receivable - related party	(1,080,518)	(3,313,946)
Prepaid expenses and other current assets	16,129	(788,609)
Prepaid expenses - related party	5,896	(299,778)
Inventories	1,542,136	(4,091,713)
VAT recoverables	417,200	(96,129)
Accounts payable	(1,776,755)	46,080
Accounts payable – related parties	(131,370)	-
Accrued expenses and other payables	(107,982)	(16,440)
Due to related parties	11,880	81
Taxes payable	(11,760)	5,927

NET CASH USED IN OPERATING ACTIVITIES	(2,611,802)	(414,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,261)

NET CASH USED IN INVESTING ACTIVITIES	-	(4,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,880,000	-
Repayments to related parties	(20,000)	(35,000)
Proceeds from related parties	-	10,222

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,860,000	(24,778)

EFFECT OF EXCHANGE RATE ON CASH	(6,402)	(1,646)

NET INCREASE (DECREASE) IN CASH	241,796	(445,231)

CASH - Beginning of period	278,991	681,608

CASH - End of period	$520,787	$236,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$25,368	$26,884
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$9,927	$-

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2017, and the results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract and yew essential oil soap

Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100%(1)	Sales of wood ear mushroom drink

MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100%(2)	Sales of yew products

(1)	Wholly-owned subsidiary of HDS
(2)	51% owned by YBP and 49% owned by HDS

NOTE 2 - PRINCIPLES OF CONSOLIDATION

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

As of March 31, 2017, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (HYF), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company’s entrance into the organic food and functional beverage market. HYF had limited operation activities for the three-month period ended March 31, 2017 and 2016.

On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (“MC”), in the State of California to sell the Company’s yew products in American market. During the first quarter of 2017, HDS invested in MC in the amount of $126,000. After the investment, YBP has 51% ownership interest in MC and HDS has 49% ownership interest in MC. MC has limited operation activities for the three-month period ended March 31, 2017.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2017 and December 31, 2016, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE was as follows:

	March 31, 2017	December 31, 2016
Assets
Cash	$488,703	$249,868
Accounts receivable	16,308,721	14,427,767
Accounts receivable - related party	8,075,685	6,941,931
Inventories (current and long-term), net	15,006,062	16,746,205
Prepaid expenses and other assets	16,203	35,827
Prepaid expenses - related party	70,728	76,035
Property and equipment, net	585,262	595,338
Land use rights and yew forest assets, net	4,562,660	4,558,233
VAT recoverables	1,251,678	1,655,954
Total assets of VIE and its subsidiary	$46,365,702	$45,287,158
Liabilities
Accrued expenses and other payables	$259,419	$375,262
Accounts payable	896,785	2,654,067
Accounts payable-related parties	511,920	638,318
Taxes payable	-	11,789
Due to VIE holding companies	240,887	560,036
Short-term borrowings	4,600,922	1,723,865
Note payable	1,165,373	1,156,444
Deferred income	121,907	120,973
Due to related parties	180,137	157,484
Total liabilities of VIE and its subsidiary	$7,977,350	$7,398,238

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

NOTE 3 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew candles and pine needle extracts, yew seedlings, and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31, 2017			December 31, 2016
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$824,744	$2,503,481	$3,328,225	$795,985	$2,484,301	$3,280,286
Finished goods	3,338,108	619,270	3,957,378	5,245,771	556,875	5,802,646
Yew seedlings	5,818,899	2,726,702	8,545,601	3,487,879	5,930,887	9,418,766
Other trees	749,361	1,990,975	2,740,336	779,537	683,323	1,462,860
Total	10,731,112	7,840,428	18,571,540	10,309,172	9,655,386	19,964,558

Inventory write-down	(630)	(2,534,723)	(2,535,353)	(12,380)	(2,503,773)	(2,516,153)
Inventories, net	$10,730,482	$5,305,705	$16,036,187	$10,296,792	$7,151,613	$17,448,405

Also see Note 9 for inventories purchased from related parties.

NOTE 4 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company, YBP, registered in the state of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as YBP and MC had no U.S. taxable income as of March 31, 2017 and December 31, 2016.

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

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
U.S. federal income tax rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC EIT rate	25.00%	25.00%
PRC tax exemption and reduction	(28.60)%	(26.00)%
Income tax difference under different tax jurisdictions	1.90%	0.58%
Valuation allowance	1.70%	0.42%
Effect tax rate	-	-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Tax benefit of net operating loss carry forward	$2,162,270	$2,105,056
Tax benefit of inventory write-down	602,717	624,891
Valuation allowance	(2,764,987)	(2,729,947)
Net deferred tax assets	$-	$-

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products and 17% for handicrafts, yew candles and pine needle extracts sold in the PRC. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company. The company’s sales of yew candles and pine needle extracts and export products are under VAT tax-exempt treaty and thus are eligible for return of VAT-IN. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same fiscal year.

NOTE 5 - SHORT-TERM BORROWINGS AND NOTES PAYABLE

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

On November 24, 2015, the Company executed a loan in the form of factoring agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch in the principal amount of RMB 10,000,000 (approx. $1,560,000). The loan carries an interest rate of 3.969% per annum and is payable, together with the principal, on November 18, 2016. HDS paid off the loan in full on November 4, 2016. On November 10, 2016, the Company entered into a loan agreement with SPD Bank, pursuant to which the Company obtained a bank loan in the amount of RMB1,970,000 (approximately $300,000), payable on November 9, 2017. The loan carries an interest rate of 5.8725% per annum and is payable quarterly. The proceeds of the loan was used by the Company to purchase raw materials.  Madam Qi has secured the loan with her personal assets. In addition, Yew Pharmaceutical, Zhiguo Wang, Yichen Wang, and Yuqi Mao, the spouse of Yichen Wang provided guarantees to the loan.

On December 22, 2016, the Company entered into a credit agreement with China Everbright Bank which agreed to provide credit line of RMB 20,000,000 (approximately $2,923,000) to the Company for the period of three years. On January 18, 2017, the Company obtained a loan in the amount of $2,880,000 under this credit agreement, which is payable on July 19, 2017. The loan carries an interest rate of 4.60% per annum and is payable monthly. The loan is secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock option activities for the three months ended March 31, 2017 and 2016 were summarized in the following table.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	25,325,512	0.22	26,805,512	0.22
Issued	50,000	0.25
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	25,375,512	0.22	26,805,512	0.22
Option exercisable at end of period	24,465,012	0.22	24,735,512	0.22

On February 1, 2017, the Company’s board of directors in lieu of an established compensation committee granted options pursuant to the Corporation’s 2012 Equity Incentive Plan to their employee, Jianping Han (the “Optionees V”). Within the stock option agreement, the Optionees V was issued 50,000 shares of common stock of the Company at an exercise price of $0.25 per share. The option has a term of four years starting from February 1, 2017, the vesting commencement date, and expires on February 1, 2021. The options vest and become exercisable immediately from the initial vesting commencement date.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2017:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2017	Weighted Average Exercise Price
$0.20-0.25	25,375,512	0.79	$0.22	24,465,012	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $1,462,006, based upon the Company’s closing stock price of $0.28 as of March 31, 2017. Stock option expense recognized during the three months ended March 31, 2017 amounted to $49,757.

NOTE 7 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Net income available to common stockholders for basic and diluted net income per share of common stock	$169,904	$1,050,262
Weighted average common stock outstanding - basic	51,875,000	51,875,000
Effect of dilutive securities:
Non-vested restricted common stock	-	-
Stock options issued to directors/officers/employees	4,795,931	-
Weighted average common stock outstanding - diluted	56,670,931	51,875,000
Net income per common share - basic	$0.00	$0.02
Net income per common share - diluted	$0.00	$0.02

NOTE 8 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three months ended March 31, 2017 and 2016, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Three Months Ended March 31,
Customer	2017	2016
A (Yew Pharmaceutical, a related party)	31%	93.31%
B	66%	*	%
C	* %	*	%

* Less than 10%

The three largest customers accounted for 85.1% and 99.8% of the Company’s total outstanding accounts receivable as of March 31, 2017 and December 31, 2016, respectively, of which Yew Pharmaceutical, a related party, accounted for 33.0% and 32.4% of total outstanding accounts receivable, respectively.

Suppliers

For the three months ended March 31, 2017 and 2016, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Three Months Ended March 31,
Supplier	2017	2016
A (Yew Pharmaceutical, a related party)	* %	80%
B	26%	* %
C	21%	* %
D	18%	* %
E	16%	* %
F	15%	* %

Accounts payable to supplier B, supplier C, Changzhi Du, a related party of the Company, supplier D, supplier E and supplier F accounted for 40.0%, 31.9%, 27.1%, 23.9% and 10.0% of the Company’s total accounts payable at March 31, 2017.

Accounts payable to supplier F, supplier G, supplier C, Changzhi Du, a related party of the Company, and supplier H accounted for 24.6%, 24.1%, 17.7% and 15.8% of the Company’s total accounts payable at December 31, 2016.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2017 and 2016, total sales to Yew Pharmaceutical under the above agreement amounted to $2,534,261 and $8,043,465, respectively. At March 31, 2017 and December 31, 2016, the Company had $8,075,685 and $6,941,931 accounts receivable from Yew Pharmaceutical, respectively.

For the three months ended March 31, 2017 and 2016, the total purchase of yew candles, pine needle extracts and essential yew oil soap from Yew Pharmaceutical amounted to $73,169 and $5,385,195, respectively.

For the three months ended March 31, 2017 and 2016, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $0 and $3,785, respectively, and had accounts payable of $47,513 and $47,149 to Yew Pharmaceutical at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, HYF had $37,746 and $37,457, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand.

Transactions with HBP

For the three months ended March 31, 2017, HBP paid off operation expense on behalf of HYF in the amount of $19,986. As of March 31, 2017 and December 31, 2016, HYF had due to HBP in the amount of $78,613 and $58,178, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

During the three months ended March 31, 2016, HDS prepaid $310,334 to HDS Development for purchasing yew seedlings. On June 30, 2016, the prepayment was returned to the Company in full due to the cancellation of the purchase.

Transactions with Changzhi Du

For the three months ended March 31, 2017 and 2016, HDS purchased yew seedlings from Changzhi Du in the amount of $464,563 and $0, respectively. As of March 31, 2017 and December 31, 2016, the Company had accounts payable of $464,408 and $591,169 to Changzhi Du, respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended March 31, 2017 and 2016, rent expense related to the ZTC Lease amounted to $5,896 and $6,210, respectively. At March 31, 2017 and December 31, 2016, prepaid rent to ZTC amounted to $70,728 and $76,035, respectively, which was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended March 31, 2017 and 2016, rent expense related to the Office Lease amounted to $544 and $573, respectively. As of March 31, 2017 and December 31, 2016, the unpaid rent was $767 and $221, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the three months ended March 31, 2017 and 2016, rent expense related to the JSJ Lease amounted to $363 and $382, respectively. As of March 31, 2017 and December 31, 2016, the unpaid rent was $3,991 and $3,600, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased office space from HDS Development in the A’cheng district in Harbin (the “A’cheng Lease”) on March 20, 2002. The A’cheng Lease is for a term of 23 years and expires on March 19, 2025. Pursuant to the A’cheng Lease, lease payment shall be made as follows:

Period	Annual lease amount	Payment due date
March 2002 to February 2012	RMB 25,000	Before December 2012
March 2012 to February 2017	RMB 25,000	Before December 2017
March 2017 to March 2025	RMB 25,000	Before December 2025

For the three months ended March 31, 2017 and 2016, rent expense related to the A’cheng Lease amounted $868 and $914, respectively.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and other shareholders, excluding the borrowings from Madame Qi as disclosed below, amounted to $307,670 and $284,626 at March 31, 2017 and December 31, 2016, respectively.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016 and 2017, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016 and 2017, respectively. During the three months ended March 31, 2017 and 2016, the Company made repayments of $20,000 and $35,000 to Madame Qi, respectively. As of March 31, 2017 and December 31, 2016, the total borrowings including the interest were $578,970 and $598,970, respectively, which were included in due to related parties on the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of March 31, 2017, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 10 - SEGMENT INFORMATION

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

For the three months ended March 31, 2017 and 2016, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) Others including the yew candles, pine needle extracts and yew essential oil soap segment, consisting of the sale of yew candles, pine needle extracts and yew essential oil soap. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extracts and yew essential oil soap are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2017 and 2016 was as follows:

	For the Three Months Ended, March 31,
	2017	2016
Revenues:
TCM raw materials	$2,534,261	$8,043,465
Yew trees	-	1,505
Handicrafts	1,361	17,250
Others	5,339,842	558,149
	$7,875,464	$8,620,369
Cost of revenues:
TCM raw materials	$2,054,267	$6,598,904
Yew trees	-	914
Handicrafts	1,262	14,354
Others	5,299,955	612,715
	$7,355,484	$7,226,887
Depreciation and amortization:
TCM raw materials	$4,368	$80,418
Yew trees	2	504
Handicrafts	3,395	6,629
Others	18,357	8,862
	$26,122	$96,413
Net income (loss):
TCM raw materials	$141,915	$1,444,561
Yew trees	-	591
Handicrafts	67	2,896
Others	27,922	(397,786)
	$169,904	$1,050,262

	March 31, 2017
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$4,288,584	$490,854	$22,244	$434,476	$5,236,158

	December 31, 2016
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$4,558,234	$436,948	$22,218	$232,950	$5,250,350

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,261 is due on the first day of each month of the first year, and $3,372 for each month of the second year. The term of the lease is for 3 years and expires on January 31, 2018. For the three months ended March 31, 2017 and 2016, rent expense related to the U.S. principal office lease amounted to $10,117 and $10,116, respectively.

See Note 9 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the three months ended March 31, 2017 and 2016, the Company didn’t make sales under the Seedling Agreement.

NOTE - 12 RECENT ACCOUNTING PRONOUNCEMENT

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC's reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016, and consolidated financial conditions as of March 31, 2017 and December 31, 2016 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

Overview

We are a major grower and seller of yew trees and manufacturer of products made from yew trees, including potted yew trees for display in homes and offices, and handicrafts. We also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species. We also start to sell yew candles, pine needle extracts and dietary supplement from the third and fourth quarters of 2015 and start to sell yew essential oil soap from 2016.

For the three months ended March 31, 2017 as compared to three months ended March 31, 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extracts, dietary supplement named “Auri Essence” and yew essential oil soap. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except for the dietary supplement sales are conducted in the PRC for the three months ended March 31, 2017.

For the three months ended March 31, 2017, revenues from the sales of TCM raw materials represented approximately 31.34% of consolidated revenue (including 31.34% of consolidated revenues from a related party); sales of yew trees represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.02% of consolidated revenue; and the sales of others represented approximately 68.64% of consolidated revenue. For the three months ended March 31, 2016, revenues from the sales of TCM raw materials represented approximately 93.31% of consolidated revenue (including 93.31% of consolidated revenues from a related party); sales of yew trees represented approximately 0.02% of consolidated revenue; the sales of handicrafts represented approximately 0.2% of consolidated revenue, and the sales of others represented approximately 6.47% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses (approximately $162,031 and $185,399 for the three months ended March 31, 2017 and 2016, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of March 31, 2017, YBP had approximately $520,787 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $7,200, including approximately $7,200 in cash at March 31, 2017. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of March 31, 2017, HYF had started pilot production but there was not sales yet. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had no operation activities for the three months ended March 31, 2017.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of March 31, 2017 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended March 31,
	2017	2016
Revenues - third parties	$5,341,203	$576,904
Revenues - related party	2,534,261	8,043,465
Total revenues	7,875,464	8,620,369
Cost of revenues - third parties	5,301,216	627,983
Cost of revenues - related party	2,054,268	6,598,904
Total cost of revenues	7,355,484	7,226,887
Gross profit	519,980	1,393,482
Operating expenses	298,403	315,900
Income from operations	221,577	1,077,582
Other income (expenses)	(51,673)	(27,320)
Income Tax	-	-
Net income	169,904	1,050,262
Other comprehensive income:
Foreign currency translation adjustment	303,880	275,422
Comprehensive income	$473,784	$1,325,684

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

For the three months ended March 31, 2017, we had total revenues of $7,875,464, as compared to $8,620,369 for the three months ended March 31, 2016, a decrease of $744,905 or 8.64%. The decrease in total revenue was attributable to the decrease in revenues from TCM raw materials partially offset by the increase in the “Others” segments.

Total revenue is summarized as follows:

	Three Months Ended March 31,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$2,534,261	$8,043,465	$(5,509,203)	(68)%
Yew trees	-	1,505	(1,505)	(100)%
Handicrafts	1,361	17,250	(15,889)	(92)%
Others	5,339,842	558,149	4,781,693	857%
Total	$7,875,464	$8,620,369	$(744,905)	(8.64)%

For the three months ended March 31, 2017 compared to March 31, 2016, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The decrease in revenue of handicrafts was mainly attributable to the decline in market demand. The increase in revenue of others was mainly attributable to the increase in demand of our new product yew essential oil soap.

Cost of Revenues

For the three months ended March 31, 2017, cost of revenues amounted to $7,355,484 as compared to $7,226,887 for the three months ended March 31, 2016, an increase of $128,597 or 1.78%. For the three months ended March 31, 2017, cost of revenues accounted for 93.40% of total revenues compared to 83.84% of total revenues for the three months ended March 31, 2016.

Cost of revenues by product categories is as follows:

	Three Months Ended March 31,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$2,054,267	$6,598,904	$(4,544,637)	(69)%
Yew trees	-	914	(914)	(100)%
Handicrafts	1,262	14,354	(13,092)	(91)%
Others	5,299,955	612,715	4,687,240	765%
Total	$7,355,484	$7,226,887	$128,597	1.78%

The increase in our cost of revenues for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily a result of the decrease in costs of revenue in TCM raw materials partially offset by the increase in “Others” segments.

The decrease in cost of revenue in TCM raw material segment was primarily attributable to the decrease in sales to our related party, Yew Pharmaceutical.

The decrease in cost of revenue in yew trees segment as compared to the three months ended March 31, 2016 was due to the decreased sales of yew trees.

The decrease in cost of revenue in handicrafts for the three months ended March 31, 2017 was due to the decrease in sales of handicrafts in the first quarter of 2017.

The “Others” segment includes the sales of yew candles, pine needle extracts and yew essential oil soaps during the first quarter of 2017. The increase in the revenue from others was mainly due to the increase in sales of export commodities to Dafurong and Tiansheng, third parties.

Gross Profit

For the three months ended March 31, 2017, gross profit was $519,980 as compared to $1,393,482 for the three months ended March 31, 2016, representing gross profit margins of 6.60% and 16.17%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)

TCM raw materials	18.94%	17.96%	(0.98)%
Yew trees	-%	39.28%	(39.28)%
Handicrafts	7.29%	16.79%	(9.50)%
Others	0.75%	(9.78)%	10.53%
Total	6.60%	16.17%	(9.56)%

The decrease in our overall gross profit margin for the three month ended March 31, 2017 as compared to the three months ended March 31, 2016 were primarily attributable to the decrease in revenue from TCM raw materials, which was with higher gross margin, partially offset the increase in revenue from others, which was with lower gross margin.

The decrease in our gross margin percentage related to the sale of handicrafts for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily attributable to the fact that the Company focused on sales of export commodities and disposed the handicrafts with lower gross profit.

The increase in our gross margin percentage related to the sales of yew candle, pine needle extracts and yew essential oil soap included in the “Others” segment for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was mainly due to the rise in unit price of export commodities.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended March 31,
	2017	2016
Salary and related benefit	$-	$-
Shipping and handling	-	-
Other	265	3,252
Total	$265	$3,252

For the three months ended March 31, 2017, selling expense was $265 as compared to $3,252 for the three months ended March 31, 2016, a decrease of $2,987, or 91.85%.

General and Administrative Expenses

For the three months ended March 31, 2017, general and administrative expenses amounted to $298,138, as compared to $312,648 for the three months ended March 31, 2016, a decrease of $14,510, or 4.64%. The decrease was mainly due to the decrease in stock-based compensation.

Income from Operations

For the three months ended March 31, 2017, income from operations was $221,577, as compared to income from operations of $1,077,582 for the three months ended March 31, 2016, a decrease of $856,005, or 79.44%. The decrease was primarily attributable to the decrease in revenues from TCM raw materials partially offset by the increase in revenues from “Others” segments.

Other Income (Expenses)

For the three months ended March 31, 2017, total other expense was $51,673 as compared to total other expenses of $27,320 for the three months ended March 31, 2016.

Net Income

As a result of the factors described above, our net income was $169,904 or $0.00 (basic and diluted), for the three months ended March 31, 2017, as compared to net income of $1,050,262 or $0.02 (basic and diluted), for the three months ended March 31, 2016.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2017, we reported an unrealized gain on foreign currency translation of $303,880, as compared to a gain of $275,422 for the three months ended March 31, 2016. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended March 31, 2017, comprehensive income of $473,784 was derived from the sum of our net income of $169,904 with foreign currency translation gain of $303,880. For the three months ended March 31, 2016, comprehensive income of $1,325,684 was derived from the sum of our net income of $1,050,262 with foreign currency translation gain of $275,422.

Segment Information

For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees, including potted miniature yew trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extracts and yew essential oil soaps. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of dietary supplement named “Auri Essence” are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2017 and 2016 was as follows:

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Revenues- third party	Revenues- related party	Total	Revenues- third party	Revenues- related party	Total
Revenues:
TCM raw materials	$-	$2,534,261	$2,534,261	$-	$8,043,465	$8,043,465
Yew trees	-	-	-	1,505	-	1,505
Handicrafts	1,361	-	1,361	17,250	-	17,250
Others	5,339,842	-	5,339,842	558,149	-	558,149
Total revenues	$5,341,203	$2,534,261	$7,875,464	$576,904	$8,043,465	$8,620,369

Cost of sales:
TCM raw materials	$-	$2,054,267	$2,054,267	$-	$6,598,904	$6,598,904
Yew trees	-	-	-	914	-	914
Handicrafts	1,262	-	1,262	14,354	-	14,354
Others	5,299,955	-	5,299,955	612,715		612,715
Total cost of revenues	$5,301,217	$2,054,267	$7,355,484	$627,983	$6,598,904	$7,226,887

TCM raw materials

During the three months ended March 31, 2017, we sold 14,475kg of TCM raw materials as compared to 32,875 kg of TCM raw materials during the three months ended March 31, 2016, a 55.97% decrease in sales volume primarily attributable to decrease in sales volume to our related party, Yew Pharmaceutical.

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

For the three months ended March 31, 2017 and 2016, we had revenue of $2,534,261and $8,043,465, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended March 31, 2017 and 2016, revenue from the sale of TCM raw materials to third parties amounted to $nil, respectively.

Others

During the three months ended March 31, 2017, we sold approximately 73,728 yew candles, and 11,424kg pine needle extracts in amount of $5,331,080 to third parties, as compared to the sales of approximately 7,900 yew candles and 138 bottles of “Auri Essence” in amount of $558,149 to third party for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2017 and December 31, 2016, we had cash balances of $520,787 and $278,991, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2016 to March 31, 2017:

			December 31, 2016 to March 31, 2017
Category	March 31, 2017	December 31, 2016	Change	Percentage change
Current assets:
Cash	$520,787	$278,991	$241,796	86.67%
Accounts receivable	16,348,972	14,467,852	1,881,120	13.00%
Accounts receivable - related party	8,075,685	6,941,931	1,133,754	16.33%
Inventories	10,730,482	10,296,792	433,690	4.21%
Prepaid expenses and other assets	59,897	75,743	(15,846)	(20.92)%
Prepaid expenses - related parties	70,728	76,035	(5,307)	(6.98)%
VAT recoverables	1,251,678	1,655,954	(404,276)	(24.41)%
Current liabilities:
Accounts payable	944,478	2,700,148	(1,755,670)	(65.02)%
Accounts payable - related parties	511,920	638,318	(126,398)	(19.80)%
Accrued expenses and other payables	264,353	379,294	(114,941)	(30.30)%
Notes payable	1,165,373	1,156,444	8,929	0.77%
Taxes payable	4,855	16,520	(11,665)	(70.61)%
Due to related parties	886,640	883,596	3,044	0.34%
Short-term borrowing	4,600,922	1,723,865	2,877,057	166.90%
Working capital:
Total current assets	$37,058,229	$33,793,298	$3,264,931	9.66%
Total current liabilities	8,378,541	7,498,185	880,356	11.74%
Working capital	$28,679,688	26,295,113	2,384,575	9.07%

Our working capital increased by $2,384,575 to $28,679,688 at March 31, 2017, from working capital of $26,295,113 at December 31, 2016. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable - related party of approximately $1,133,754

●	an increase in accounts receivable of approximately $1,881,120

●	an increase in inventories of approximately $433,690

●	a decrease in accounts payable of approximately $1,755,670

partially offset by:

●	a decrease in VAT recoverables of approximately $404,276

●	an increase in short-term borrowings of approximately 2,880,000

For the three months ended March 31, 2017, net cash flow used in operating activities was $2,611,802, as compared to net cash flow used in operating activities of $414,546 for the three months ended March 31, 2016, a decrease of $2,197,256. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2017, net cash flow used in operating activities of $2,611,802 was primarily attributable to:

●	net income of approximately $169,904 adjusted for the add-back of non-cash items, such as depreciation of approximately $23,220 and amortization of land use rights and yew forest assets of approximately $30,778, stock-based compensation of approximately $49,757; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,770,000, an increase in accounts receivable-related party of approximately $1,081,000 and an increase in accounts payable of approximately $1,777,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an decrease in inventories of approximately $1,542,000.

For the three months ended March 31, 2016, net cash flow used in operating activities was $414,546, as compared to net cash flow provided by operating activities of $335,980 for the three months ended March 31, 2015, a decrease of $58,566. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

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

Net cash flow used in investing activities was approximately $0 for the three months ended March 31, 2017. Net cash flow used in investing activities was approximately $4,000 for the three months ended March 31, 2016. During the three months ended March 31, 2016, we have made payment in approximately $4,000 for property and equipment.

Net cash flow provided by financing activities was approximately $2,860,000 for the three months ended March 31, 2017 and consisted of proceeds of approximately $2,880,000 from short-term borrowings. Net cash flow used in financing activities was approximately $25,000 for the three months ended March 31, 2016 and consisted of proceeds of approximately $10,000 from our related parties and repayment of approximately $35,000 to our related parties.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2017 and December 31, 2016, approximately $39.1 million and $38.6 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gains of $ 303,880 and of $275,422 for the three months ended March 31, 207 and March 31, 2016, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15, 2017

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

