Form 10-Q
period 2017-06-30
Yew Bio-Pharm Group, Inc.
filed 2017-08-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2017, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,437,554	$278,991
Accounts receivable	12,091,226	14,467,852
Accounts receivable - related party	11,597,870	6,941,931
Inventories, net	14,330,750	10,296,792
Prepaid expenses - related party	65,921	76,035
Prepaid expenses and other assets	82,085	75,743
VAT recoverables	1,399,774	1,655,954

Total Current Assets	42,005,180	33,793,298

LONG-TERM ASSETS:
Long-term inventories, net	6,922,600	7,151,613
Property and equipment, net	659,849	692,116
Land use rights and yew forest assets, net	9,605,585	4,558,234

Total Long-term Assets	17,188,034	12,401,963

Total Assets	$59,193,214	$46,195,261

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$878,697	$2,700,148
Accounts payable - related parties	505,746	638,318
Accrued expenses and other payables	668,163	379,294
Notes payable	1,184,908	1,156,444
Taxes payable	4,770	16,520
Due to related parties	786,746	883,596
Short-term borrowings	4,671,148	1,723,865

Total Current Liabilities	8,700,178	7,498,185

NONCURRENT LIABILITIES:
Deferred income	345,291	120,973
Total Noncurrent Liabilities	345,291	120,973

Total Liabilities	9,045,469	7,619,158

SHAREHOLDERS' EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	51,875	51,875
Additional paid-in capital	9,721,372	9,654,024
Retained earnings	37,499,437	27,074,624
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive loss	(887,227)	(1,966,708)

Total Shareholders' Equity	50,147,745	38,576,103

Total Liabilities and Shareholders' Equity	$59,193,214	$46,195,261

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Revenues	$4,067,590	$6,913,765	$9,408,793	$7,490,669
Revenues - related party	11,536,786	9,146,345	14,071,047	17,189,810

Total Revenues	15,604,376	16,060,110	23,479,840	24,680,479

COST OF REVENUES:
Cost of revenues	4,058,847	6,806,861	9,360,063	7,434,844
Cost of revenues - related party	955,866	7,603,509	3,010,134	14,202,413

Total Cost of Revenues	5,014,713	14,410,370	12,370,197	21,637,257

GROSS PROFIT	10,589,663	1,649,740	11,109,643	3,043,222

OPERATING EXPENSES:
Selling	66	8,835	331	12,087
General and administrative	299,849	332,422	597,987	645,070

Total Operating Expenses	299,915	341,257	598,318	657,157

INCOME FROM OPERATIONS	10,289,748	1,308,483	10,511,325	2,386,065

OTHER INCOME (EXPENSES):
Interest expense	(35,382)	(41,967)	(87,345)	(69,287)
Other income	1,147	39,829	1,437	39,829

Total Other Expenses	(34,235)	(2,138)	(85,908)	(29,458)

INCOME BEFORE PROVISION FOR INCOME TAXES	10,255,513	1,306,345	10,425,417	2,356,607
PROVISION FOR INCOME TAXES	(604)	-	(604)	-
NET INCOME	$10,254,909	$1,306,345	$10,424,813	$2,356,607

COMPREHENSIVE INCOME:
NET INCOME	$10,254,909	$1,306,345	$10,424,813	$2,356,607
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	775,601	(1,174,091)	1,079,481	(898,669)

COMPREHENSIVE INCOME	$11,030,510	$132,254	$11,504,294	$1,457,938

NET INCOME PER COMMON SHARE:
Basic	$0.20	$0.03	$0.20	$0.05
Diluted	$0.19	$0.03	$0.19	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	51,875,000	51,875,000	51,875,000
Diluted	53,041,145	51,875,000	55,034,527	51,875,000

 See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,424,813	$2,356,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,498	59,387
Stock-based compensation	67,348	165,194
Amortization of land use rights and yew forest assets	70,717	8,810,916
Changes in operating assets and liabilities:
Accounts receivable	2,693,028	682,900
Accounts receivable - related party	(4,421,530)	(3,763,989)
Prepaid expenses and other current assets	(5,367)	(32,041)
Prepaid expenses - related party	11,816	12,413
Inventories, net	(7,625,415)	(6,627,197)
VAT recoverables	292,731	(1,696,123)
Accounts payable	(1,858,142)	62,195
Accounts payable - related parties	(146,182)	3,735
Accrued expenses and other payables	302,587	187,331
Due to related parties	(51,602)	-
Deferred income	218,204	-
Taxes payable	(11,869)	2,467

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,635	223,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,261)
Purchase of intangible assets and yew forest assets	(679,387)	-

NET CASH USED IN INVESTING ACTIVITIES	(679,387)	(4,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	6,501,105	1,530,105
Repayment of short-term borrowings	(3,617,764)	(1,530,105)
Proceeds from related party	-	81
Repayments to related party	(75,875)	(35,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,807,466	(34,919)

EFFECT OF EXCHANGE RATE ON CASH	22,849	(17,318)

NET INCREASE IN CASH	2,158,563	167,297
CASH - Beginning of period	278,991	681,608
CASH - End of period	$2,437,554	$848,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$86,076	$41,851
Income taxes	$18,015	$6,503
NON-CASH INVESTING AND FINANCIANG ACTIVITIES
Operating expenses paid by related party	$27,015	$24,420
Reclassification of inventories to land use rights and yew forest assets	$4,257,122	$-

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2017, and the results of operations and cash flows for the six-month periods ended June 30, 2017 and 2016, have been presented.

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

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (HYF), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company’s entrance into the organic food and functional beverage market. HYF had limited operation activities for the six-month period ended June 30, 2017 and 2016.

On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (“MC”), in the State of California to sell the Company’s yew products in American market. During the first half year of 2017, HDS invested in MC in the amount of $449,870. After the investment, YBP has 51% ownership interest in MC and HDS has 49% ownership interest in MC. MC has limited operation activities for the six-month period ended June 30, 2017.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2017 and December 31, 2016, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	June 30, 2017	December 31, 2016
Assets
Cash	$2,376,677	$249,868
Accounts receivable	12,050,923	14,427,767
Accounts receivable - related party	11,597,870	6,941,931
Inventories (current and long-term), net	18,885,863	16,746,205
Prepaid expenses and other assets	43,318	35,827
Prepaid expenses - related party	65,921	76,035
Property and equipment, net	580,153	595,338
Due from VIE holding companies	905,078	-
Land use rights and yew forest assets, net	9,566,263	4,558,233
VAT recoverables	1,399,774	1,655,954
Total assets of VIE and its subsidiary	$57,471,840	$45,287,158
Liabilities
Accrued expenses and other payables	$656,443	$375,262
Accounts payable	698,491	2,654,067
Accounts payable - related parties	505,746	638,318
Taxes payable	-	11,789
Due to VIE holding companies	-	560,036
Short-term borrowings	4,671,148	1,723,865
Note payable	1,184,908	1,156,444
Deferred income	345,291	120,973
Due to related parties	135,682	157,484
Total liabilities of VIE and its subsidiary	$8,197,709	$7,398,238

NOTE 3 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew candles, pine needle extracts and essential oil soap, yew seedlings, and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of June 30, 2017 and December 31, 2016, inventories consisted of the following:

	June 30, 2017			December 31, 2016
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$805,888	$2,545,447	$3,351,335	$795,985	$2,484,301	$3,280,286
Finished goods	8,825,443	629,651	9,455,094	5,245,771	556,875	5,802,646
Yew seedlings	4,554,336	6,242,929	10,797,265	3,487,879	5,930,887	9,418,766
Other trees	145,557	81,786	227,343	779,537	683,323	1,462,860
Total	14,331,224	9,499,813	23,831,037	10,309,172	9,655,386	19,964,558
Inventory write-down	(474)	(2,577,213)	(2,577,687)	(12,380)	(2,503,773)	(2,516,153)
Inventories, net	$14,330,750	$6,922,600	$21,253,350	$10,296,792	$7,151,613	$17,448,405

Inventories as of June 30, 2017 and December 31, 2016 consisted of the inventory purchased from related parties as follows:

	June 30, 2017	December 31, 2016
Inventories, net	$3,505,502	$3,655,238
Inventories - related parties, net	10,825,248	6,641,554
Total	$14,330,750	$10,296,792

	June 30, 2017	December 31, 2016
Long-term inventories, net	$5,122,367	$5,978,175
Long-term inventories - related parties, net	1,800,233	1,173,438
Total	$6,922,600	$7,151,613

During the six months ended June 30, 2017, inventories of yew seedlings in the amount of $4,257,122 were reclassified into land use rights and yew forest assets as the Company changed the use of the inventories into productive assets.

NOTE 4 - INCOME TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company, YBP, registered in the state of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as YBP and MC had no U.S. taxable income as of June 30, 2017 and December 31, 2016.

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

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months and six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
U.S. federal income tax rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC EIT rate	25.00%	25.00%
PRC tax exemption and reduction	(25.83)%	(29.32)%
Income tax difference under difference tax jurisdictions	0.76%	3.88%
Valuation allowance	0.07%	0.44%
Effective tax rate	-	-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of June 30, 2017 and 2016, are as follows:

	June 30, 2017	December 31, 2016
Tax benefit of net operating loss carry forward	$2,217,807	$2,105,056
Tax benefit of inventory write-down	604,138	624,891
Valuation allowance	(2,821,945)	(2,729,947)
Net deferred tax assets	$-	$-

NOTE 5 - SHORT-TERM BORROWINGS AND NOTES PAYABLE

On April 23, 2015, HDS entered into a loan agreement with Harbin Rongtong Branch of Bank of Communications (“BOCOM”) in the amount of RMB10,000,000 (approximately $1,641,000), payable on April 22, 2016. HDS paid off the loan in full on April 28, 2016. In May 2016, HDS entered into a line of credit agreement with BOCOM for the period from May 3, 2016 through May 3, 2018, pursuant to which the Company obtained a bank loan in the amount of RMB10,000,000 (approximately $1,519,000) on May 30, 2016, payable on May 30, 2017. HDS paid off the loan in full on May 26, 2017. On June 13, 2017, HDS obtained another loan in the amount of RMB10,000,000 (approximately $1,471,000) under this credit agreement. The loan carries an interest rate of 5.873% per annum and is payable on May 3, 2018. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with BOCOM to secure the loans under this credit agreement. In addition, ZTC, Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), a related party of the Company, Zhiguo Wang, Madame Qi, Yicheng Wang, the son of Zhiguo Wang and Yuqi Mao, the spouse of Yicheng Wang, provided guarantees to the loans.

On November 24, 2015, the Company executed a loan in the form of factoring agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch in the principal amount of RMB 10,000,000 (approx. $1,567,000). The loan carries an interest rate of 3.969% per annum and is payable, together with the principal, on November 18, 2016. HDS paid off the loan in full on November 4, 2016. On November 10, 2016, the Company entered into a loan agreement with SPD Bank, pursuant to which the Company obtained a bank loan in the amount of RMB1,970,000 (approximately $290,000), payable on November 9, 2017. The loan carries an interest rate of 5.873% per annum and is payable quarterly. The proceeds of the loan was used by the Company to purchase raw materials.  Madam Qi has secured the loan with her personal assets. In addition, Yew Pharmaceutical, Zhiguo Wang, Yichen Wang, and Yuqi Mao, the spouse of Yichen Wang provided guarantees to the loan.

On December 22, 2016, the Company entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB 20,000,000 (approximately $2,880,000) to the Company for the period of three years. During the six months ended June 30, 2017, the Company obtained short-term loans from CEB in the total amount of $5,030,000 under this credit agreement and paid off in the total amount of $2,160,000. As of June 30, 2017, the balance of loans borrowed from CEB was $2,870,000. These loans carry interest rates ranging from 4.30% to 4.60% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

On November 26, 2015, the Company issued several commercial acceptance notes to Yew Pharmaceutical with the total principal amount of RMB3,940,000 (approximately $618,000) to pay partial of the account payable owed. The terms of the commercial acceptance notes include the same maturity date of May 26, 2016 with no interest. The commercial acceptance notes are secured by a deposit of RMB1,970,000 (approximately $304,000) from the Company. On May 26, 2016, the Company paid off the commercial acceptance notes in full.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock option activities for the six months ended June 30, 2017 and 2016 were summarized in the following table.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	25,325,512	0.22	26,805,512	0.22
Issued	50,000	0.25	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	25,375,512	0.22	26,805,512	0.22
Option exercisable at end of period	24,465,012	0.22	24,735,512	0.22

On February 1, 2017, the Company’s board of directors in lieu of an established compensation committee granted options according to the Corporation’s 2012 Equity Incentive Plan to their employee, Jianping Han, pursuant to which Jianping was issued an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The option vests immediately on grant date, and will expire on February 1, 2021.

The following table summarizes the shares of the Company's common stock issuable upon exercise of options outstanding at June 30, 2017:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2017	Weighted Average Exercise Price
$0.20-0.25	25,375,512	0.54	$0.22	24,465,012	$0.22

The Company recognized a total of $67,348 and $165,194 stock option expense for the six months ended June 30, 2017 and 2016, respectively. The value of option was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 194%, risk free rate of 1.22%, and expected term of 2 years.

NOTE 7 - EARNINGS PER SHARE

Under the provisions of ASC 260, "Earnings Per Share", basic income per common share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to common stockholders for basic and diluted net income per share of common stock	$10,254,909	$1,306,345	$10,424,813	$2,356,607
Weighted average common stock outstanding - basic	51,875,000	51,875,000	51,875,000	51,875,000
Effect of dilutive securities:
Non-vested restricted common stock	-	-	-	-
Stock options issued to directors/officers/employees	1,166,145	-	3,159,527	-
Weighted average common stock outstanding - diluted	53,041,145	51,875,000	55,034,527	51,875,000
Net income per common share - basic	$0.20	$0.03	$0.20	$0.05
Net income per common share - diluted	$0.19	$0.03	$0.19	$0.05

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive included options to purchase common shares of 1,961,436 and 26,805,512 on a weighted average basis for the three months ended June 30, 2017 and 2016, respectively; and option to purchase common shares of 241,436 and 26,805,512 on a weighted average basis for the six months ended June 30, 2017 and 2016, respectively.

NOTE 8 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the six months ended June 30, 2017 and 2016, customers accounting for 10% or more of the Company’s revenue were as follows:

	Six Months Ended June 30,
Customer	2017	2016
A (Yew Pharmaceutical, a related party)	59.9%	69.7%
B	40.0%	27.6%
C	* %	* %

*	Less than 10%

The three largest customers accounted for 99.8% of the Company’s total outstanding accounts receivable at June 30, 2017 and December 31, 2016, of which Yew Pharmaceutical, a related party, accounted for 49.0% and 32.4% of total outstanding accounts receivable, respectively; customer B accounted for 44.8% and 35.3% of total outstanding accounts receivable, respectively and customer C accounted for 6.0% and 32.1% of total outstanding accounts receivable, respectively.

Suppliers

For the six months ended June 30, 2017 and 2016, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Six Months Ended June 30,
Supplier	2017	2016
A (Yew Pharmaceutical, a related party)	62%	82%
C	12%	*	%

Accounts payable to supplier C, Changzhi Du, a related party of the Company, and supplier H accounted for 33.0% and 16.84% of the Company’s total accounts payable at June 30, 2017.

Accounts payable to supplier F, supplier G, supplier C, Changzhi Du, a related party of the Company, and supplier H accounted for 24.6%, 24.1%, 17.7% and 15.8% of the Company’s total accounts payable at December 31, 2016.

NOTE 9 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.
Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS.
Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun
Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016.
Changzhi Du	Legal person of Xinlin.
Jinguo Wang	Management of HDS.
Anyangquanfeng Bio Science Inc.	84.72% owned by Mr. Wang
Heilongjiang Yew Medicine Research Institute affiliated clinics	Zhiguo Wang is the Company’s legal person

Land use rights and yew forest assets purchased from related parties

Land use rights and yew forest assets purchased from related parties as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Land use rights and yew forest assets, net	$6,868,101	$3,210,193
Land use rights and yew forest assets-related parties, net	2,737,484	1,348,041
Total	$9,605,585	$4,558,234

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

For the six months ended June 30, 2017 and 2016, total sales to Yew Pharmaceutical under the above agreement amounted to $14,071,047 and $17,189,810, respectively. At June 30, 2017 and December 31, 2016, the Company had $11,597,870 and $6,941,931 accounts receivable from Yew Pharmaceutical, respectively.

For the six months ended June 30, 2017, the total purchase of yew candles, pine needle extracts essential yew oil soap form Yew Pharmaceutical amounted to $10,826,411, of which $9,258,553 was included in the cost of revenues of $9,360,063 to the third party. For the six months ended June 30, 2016, the total purchase of yew candles, pine needle extracts essential yew oil soap form Yew Pharmaceutical amounted to $10,997,600, of which $7,334,446 was included in the cost of revenues of $7,434,844 to the third party.

For the six months ended June 30, 2017 and 2016, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $0 and $ 3,735, respectively, and had accounts payable of $48,309 and $47,149 to Yew Pharmaceutical at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, HYF had $38,379 and $37,457, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand.

Transactions with HBP

For the six months ended June 30, 2017 and 2016, HBP paid off operation expense on behalf of HYF in the amount of $27,015 and $18,812, respectively. As of June 30, 2017 and December 31, 2016, HYF had due to HBP in the amount of $87,014 and $58,178, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

During the six months ended June 30, 2016, HDS prepaid $301,083 to HDS Development for purchasing yew seedlings. On June 30, 2016, the prepayment was returned to the Company in full due to the cancellation of the purchase.

Transactions with Changzhi Du

For the six months ended June 30, 2017 and 2016, HDS purchased yew seedlings from Changzhi Du in the amount of $2,065,665 and $1,424,313, respectively. As of June 30, 2017 and December 31, 2016, the Company had accounts payable of $457,437 and $591,169 to Changzhi Du, respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the six months ended June 30, 2017 and 2016, rent expense related to the ZTC Lease amounted to $11,816 and $ 12,428, respectively. At June 30, 2017 and December 31, 2016, prepaid rent to ZTC amounted to $65,921 and $76,035, respectively, which was included in prepaid expenses-related party on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the six months ended June 30, 2017 and 2016, rent expense related to the Office Lease amounted to $1,109 and $ 1,148, respectively. As of June 30, 2017 and December 31, 2016, the unpaid rent was $1,333 and $221, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the Six months ended June 30, 2017 and 2016, rent expense related to the JSJ Lease amounted to $727 and $765, respectively. As of June 30, 2017 and December 31, 2016, the unpaid rent was $4,427 and $3,600, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the six months ended June 30, 2017 and 2016, rent expense related to the A’cheng Lease amounted $1,739 and $1,829, respectively. As of June 30, 2017 and December 31, 2016, the unpaid rent was $7,378 and $5,401, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang, excluding the unpaid rents disclosed above, amounted to $125,120 and $179,769 at June 30, 2017 and December 31, 2016, respectively.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016 and 2017, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016 and 2017, respectively. During the six months ended June 30, 2017 and 2016, the Company made repayments of $75,875 and $35,000 to Madame Qi, respectively. As of June 30, 2017 and December 31, 2016, the total borrowings including the interest were $523,095 and $598,970, respectively, which were included in due to related parties on the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of June 30, 2017, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

For the three and six months ended June 30, 2017 and 2016, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) Others including the yew candles, pine needle extracts and yew essential oil soap segment, consisting of the sale of yew candles, pine needle extracts and yew essential oil soap. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extracts and yew essential oil soap are conducted in the PRC.

Information with respect to these reportable business segments for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016
Revenues:
TCM raw materials	$14,071,047	$17,189,810
Yew trees	-	23,246
Handicrafts	2,368	96,473
Others	9,406,425	7,370,950
	$23,479,840	$24,680,479
Cost of revenues:
TCM raw materials	3,010,134	14,202,413
Yew trees	-	19,458
Handicrafts	2,176	76,659
Others	9,357,887	7,338,727
	$12,370,197	$21,637,257
Depreciation and amortization:
TCM raw materials	15,780	108,838
Yew trees	-	26,751
Handicrafts	3	13,265
Others	30,715	15,942
	$46,498	$164,796
Net income (loss):
TCM raw materials	10,813,297	3,987,397
Yew trees	-	3,788
Handicrafts	159	19,814
Others	(388,643)	(654,392)
	$10,424,813	$3,356,607

	June 30, 2017
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$8,407,725	$962,314	$43,609	$851,786	$10,265,434

	December 31, 2016
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$4,558,234	$436,948	$22,218	$232,950	$5,250,350

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,039 is due on the first day of each month of the first year, $3,150 for each month of the second year and $3,261 for each month of the third year. The term of the lease is for 3 years and expires on January 31, 2018. For the six months ended June 30, 2017 and 2016, rent expense related to the U.S. principal office lease amounted to $20,232 and $20,235, respectively.

On May 1, 2017, the Company entered into a lease for product exhibition and promotion in California. The lease is on month by month basic and the monthly rent is $2,800. For the six months ended June 30, 2017, the related rent expense amounted to $5,600.

See Note 9 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the six months ended June 30, 2017 and 2016, the Company didn’t make sales under the Seedling Agreement.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2017, the FASB issue ASU 2017-09, “Compensation – stock compensation (Topic 718): scope of modification accounting”. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 13 - SUBSEQUENT EVENTS

In July 2017, the Company repaid loans from CEB in the amount of $720,000 and obtained additional short-term loans in the total amount of $720,000 under the credit agreement entered into on December 22, 2016 (See Note 5). The loans carry an interest rates of 4.30% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the six months ended June 30, 2017 and 2016, and consolidated financial conditions as of June 30, 2017 and December 31, 2016 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and six months ended June 30, 2017 and 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extracts and yew essential oil soap. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except sales of yew candles, pine needle extracts and yew essential oil soap are conducted in the PRC for the three and six months ended June 30, 2017.

For the six months ended June 30, 2017, revenues from the sales of TCM raw materials represented approximately 59.93% of consolidated revenue (including 59.93% of consolidated revenues from a related party); sales of yew trees represented approximately 0.00% of consolidated revenue; sales of handicrafts represented approximately 0.01% of consolidated revenue; and the sales of others represented approximately 40.06% of consolidated revenue. For the six months ended June 30, 2016, revenues from the sales of TCM raw materials represented approximately 69.65% of consolidated revenue (including 69.65% of consolidated revenues from a related party); sales of yew trees represented approximately 0.09% of consolidated revenue; sales of handicrafts represented approximately 0.39% of consolidated revenue; and the sales of others represented approximately 29.87% of consolidated revenue.

For the three months ended June 30, 2017, revenues from the sales of TCM raw materials represented approximately 73.39% of consolidated revenue (including 73.39% of consolidated revenues from a related party); sales of yew trees represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.01% of consolidated revenue; and the sales of others represented approximately 26.06% of consolidated revenue. For the three months ended June 30, 2016, revenues from the sales of TCM raw materials represented approximately 56.95% of consolidated revenue (including 56.95% of consolidated revenues from a related party); sales of yew trees represented approximately 0.14% of consolidated revenue; sales of wood ear mushroom represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.49% of consolidated revenue; and the sales of others represented approximately 42.42% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses ($318,308 and $366,005 for the six months ended June 30, 2017 and 2016, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of June 30, 2017, YBP had $2,437,554 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,030, including approximately $3,030 in cash at June 30, 2017. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of June 30, 2017, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of June 30, 2017 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings, yew candles, pine needle extracts, essential oil soap and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials, direct labor and an appropriate proportion of overhead.

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

In May 2017, the FASB issue ASU 2017-09,” Compensation – stock compensation (Topic 718): scope of modification accounting”. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues - third parties	$4,067,590	$6,913,765	$9,408,793	$7,490,669
Revenues - related party	11,536,786	9,146,345	14,071,047	17,189,810
Total revenues	15,604,376	16,060,110	23,479,840	24,680,479
Cost of revenues - third parties	4,058,847	6,806,861	9,360,063	7,434,844
Cost of revenues - related party	955,866	7,603,509	3,010,134	14,202,413
Total cost of revenues	5,014,713	14,410,370	12,370,197	21,637,257
Gross profit	10,589,663	1,649,740	11,109,643	3,043,222
Operating expenses	299,915	341,257	598,318	657,157
Income from operations	10,289,748	1,308,483	10,511,325	2,386,065
Other expenses	(34,235)	(2,138)	(85,908)	(29,458)
Net income before income taxes	10,255,513	1,306,345	10,425,417	2,356,607
Income taxes	(604)	-	(604)	-
Net income	10,254,909	1,306,345	10,424,813	2,356,607
Other comprehensive income:
Foreign currency translation adjustment	775,601	(1,174,091)	1,079,481	(898,669)
Comprehensive income	$11,030,510	$132,254	$11,504,294	$1,457,938

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenues

For the three months ended June 30, 2017, we had total revenues of $15,604,376, as compared to $16,060,110 for the three months ended June 30, 2016, a decrease of $455,734 or 2.84%. The decrease in total revenue was attributable to the decrease in revenues from yew trees, handicrafts and the “Others” segments, partially offset by increase in revenues from sales of TCM raw materials to related party.

For the six months ended June 30, 2017, we had total revenues of $23,479,840, as compared to $24,680,479 for the six months ended June 30, 2016, a decrease of $1,200,639 or 4.86%. The decrease in total revenue was attributable to the decrease in revenues from TCM raw materials, yew trees, and handicrafts segments, partially offset by increase in revenues from the “Others” segments.

Total revenue is summarized as follows:

	Three Months Ended June 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$11,536,786	$9,146,345	$2,390,441	26.14%
Yew trees	-	21,741	(21,741)	(100.00)%
Handicrafts	1,004	79,223	(78,219)	(98.73)%
Others	4,066,586	6,812,801	(2,746,215)	(40.31)%
Total	$15,604,376	$16,060,110	$(455,734)	(2.84)%

	Six Months Ended June 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$14,071,047	$17,189,810	(3,118,763)	(18.14)%
Yew trees	-	23,246	(23,246)	(100.00)%
Handicrafts	2,368	96,473	(94,105)	(97.55)%
Others	9,406,425	7,370,950	2,035,475	27.61%
Total	$23,479,840	$24,680,479	(1,200,639)	(4.86)%

For the three months ended June 30, 2017 compared to June 30, 2016, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The decrease in revenue of others was mainly attributable to lower demand in export market.

For the six months ended June 30, 2017 compared to June 30, 2016, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew tree was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The increase in revenue of others was mainly attributable to the increase in demand of yew candles, pine needle extracts and handmade essential oil soaps.

Cost of Revenues

For the three months ended June 30, 2017, cost of revenues amounted to $5,014,713 as compared to $14,410,370 for the three months ended June 30, 2016, a decrease of $9,395,657 or 65.20%. For the three months ended June 30, 2017, cost of revenues accounted for 32% of total revenues compared to 90% of total revenues for the three months ended June 30, 2016.

For the six months ended June 30, 2017, cost of revenues amounted to $12,370,197 as compared to $21,637,257 for the six months ended June 30, 2016, a decrease of $9,267,060 or 42.83%. For the six months ended June 30, 2017, cost of revenues accounted for 53% of total revenues compared to 88% of total revenues for the six months ended June 30, 2016.

Cost of revenues by product categories is as follows:

	Three Months Ended June 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$955,866	$7,603,509	(6,647,643)	(87.43)%
Yew trees	-	18,544	(18,544)	(100.00)%
Handicrafts	912	62,305	(61,393)	(98.54)%
Others	4,057,935	6,726,012	(2,668,077)	(39.67)%
Total	$5,014,713	$14,410,370	(9,395,657)	(65.20)%

	Six Months Ended June 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$3,010,134	$14,202,413	(11,192,279)	(78.81)%
Yew trees	-	19,458	(19,458)	(100.00)%
Handicrafts	2,176	76,659	(74,483)	(97.16)%
Others	9,357,887	7,338,727	2,019,160	27.51%
Total	$12,370,197	$21,637,257	(9,267,060)	(42.83)%

The decrease in our cost of revenues for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily a result of the decrease in costs of revenue in TCM raw materials and the “Others” segments. The decrease in our cost of revenues for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily a result of the decrease in costs of revenue in TCM raw materials, partially offset by increase in costs of revenue in the “Others” segments.

The decrease in cost of revenue in TCM raw material segment was primarily attributable to the decrease in the unit cost of TCM raw materials and decrease of sales to our related party, Yew Pharmaceutical. Prior to the third quarter of 2015, we obtained yew foliage by picking the leaves from the grown yew trees. The unit cost of the TCM raw material only consisted of the picking labor cost and amortization. Since the third quarter of 2015, the demand for TCM raw material increased sharply due to our related party, Yew Pharmaceutical, started to use yew foliage to develop new yew related products, such as yew candle, pine needle extracts, and essential oil soap. As a result, the purchase of TCM from us increased dramatically. We did not have enough leaves to be picked from the grown yew trees. Thus, the Company cut down certain whole grown yew to produce TCM raw material, which led to significantly increase in the unit price due to the fact that the cost consisted of the unit price of the grown tree. Since 2016, we changed our strategy by decreasing our yew seedling sales and growing the seedlings for picking leaves. Since the second quarter of 2017, we have had enough leaves to pick and sale without cutting down the grown trees and our unit cost decreased accordingly.

The decrease in cost of revenue in yew trees segment as compared to the three and six months ended June 30, 2016 was due to the decreased sales of yew trees, which was in line with the decrease in revenue.

The decrease in cost of revenue in handicrafts for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily due to the decreased sales of handicrafts, which was in line with the decrease in revenue.

The decrease in cost of revenue in “Others” segment for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to the decreased sales of yew candles, pine needle extracts and essential oil soaps, which was in line with the decrease in revenue.

Gross Profit

For the three months ended June 30, 2017, gross profit was $10,589,663 as compared to $1,649,740 for the three months ended June 30, 2016, representing gross profit margins of 67.9% and 10.3%, respectively. For the six months ended June 30, 2017, gross profit was $11,109,643 as compared to $3,043,222 for the six months ended June 30, 2016, representing gross profit margins of 47.3% and 12.3%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	(Decrease) Increase	2017	2016	(Decrease) Increase
TCM raw materials	91.71%	16.87%	74.84%	78.61%	17.38%	61.23%
Yew trees	-%	14.70%	(14.70)%	-%	16.30%	(16.30)%
Handicrafts	9.16%	21.35%	(12.19)%	8.11%	20.54%	(12.43)%
Others	0.21%	1.27%	(1.06)%	0.52%	0.44%	0.08%
Total	67.86%	10.27%	57.59%	47.32%	12.33%	34.99%

The increase in our overall gross profit margin for the three and six month ended June 30, 2017 as compared to the three and six months ended June 30, 2016 were primarily attributable to the higher gross margin yields of TCM raw materials.

The increase in our gross margin percentage related to the sale of TCM raw materials for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily attributable to the significant decrease in the cost of revenue of TCM raw materials for the three and six months ended June 30, 2017. The gross margin for the six months ended June 30, 2017 was restored to the normal gross margin before the third quarter of 2015 when we started to cut down whole yew trees to process TCM raw materials.

The decrease in our gross margin percentage related to the sale of yew trees for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales.

The decrease in our gross margin percentage related to the sale of handicrafts for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily attributable to the sales of handicrafts at costs in the first half year of 2017.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Salary and related benefit	$-	$-	$-	$-
Shipping and handling	-	-	-	-
Other	66	8,835	331	12,087
Total	$66	$8,835	$331	$12,087

For the three months ended June 30, 2017, selling expense was $66 as compared to $8,835 for the three months ended June 30, 2016, a decrease of $8,769, or 99.25%. For the six months ended June 30, 2017, selling expense was $331 as compared to $12,087 for the six months ended June 30, 2016, a decrease of $11,756, or 97.26%.

General and Administrative Expenses

For the three months ended June 30, 2017, general and administrative expenses amounted to $299,849, as compared to $332,422 for the three months ended June 30, 2016, a decrease of $32,573, or 9.80%. For the six months ended June 30, 2017, general and administrative expenses amounted to $597,987, as compared to $645,070 for the six months ended June 30, 2016, a decrease of $47,083, or 7.30%.

General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Compensation and related benefits	$121,444	$82,596	$249,917	$165,194
Depreciation	13,658	18,667	27,295	38,592
Travel and entertainment	8,240	18,488	48,614	38,435
Professional fees	6,001	56,045	15,952	107,420
Research and development	-	260	-	1,030
Other	150,506	156,366	256,209	294,399
Total	$299,849	$332,422	$597,987	$645,070

The decrease in our general and administrative expenses for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016 was primarily attributable to the decrease in professional fees.

The changes in general and administrative expenses for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, consisted of the following:

●	For the three months ended June 30, 2017, compensation and related benefits increased by $38,848, or 47.03%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, compensation and related benefits increased by $84,723, or 51.29%, as compared to the six months ended June 30, 2016. The increase in compensation and related benefits was mainly attributable to the increase in stock-based compensation associated with related cost of issuance.

●	For the three months ended June 30, 2017, depreciation decreased by $5,009, or 26.83%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, depreciation decreased by $11,297, or 29.27%, as compared to the six months ended June 30, 2016.

●	For the three months ended June 30, 2017, travel and entertainment decreased by $10,248, or 55.43% as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, increased by $10,179, or 26.48%, as compared to the six months ended June 30, 2016. The increase was primarily attributable to increase in travels relating to business coordination in the first half year of 2017.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended June 30, 2017, professional fees decreased by $50,044, or 89.29%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, professional fees decreased by $91,468, or 85.15%, as compared to the six months ended June 30, 2016. This decrease was primarily attributable to decrease in fees paid to professionals for filing and reporting requirements as we saw our business operation stabilized.

●	For the three months ended June 30, 2017, other miscellaneous general and administrative expenses decreased by $6,380, or 3.91%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, other miscellaneous general and administrative expenses decreased by $40,250, or 13.37%, as compared to the six months ended June 30, 2016.

Income from Operations

For the three months ended June 30, 2017, income from operations was $10,289,748, as compared to income from operations of $1,308,483 for the three months ended June 30, 2016, an increase of $8,981,265, or 686.39%. The increase was primarily attributable to the decrease in cost of revenue from TCM raw materials and “Others” segments.

For the six months ended June 30, 2017, income from operations was $10,511,325, as compared to income from operations of $2,386,065 for the six months ended June 30, 2016, an increase of $8,125,260, or 340.53%. The increase was primarily attributable to the decrease in cost of revenue from TCM raw materials and “Others” segments.

Other Expenses

For the three months ended June 30, 2017, total other expense was $34,235 as compared to total other expense of $2,138 for the three months ended June 30, 2016.

For the six months ended June 30, 2017, total other expense was $85,908 as compared to total other expense of $29,458 for the six months ended June 30, 2016.

Net Income

As a result of the factors described above, our net income was $10,254,909 or $0.20 and $0.19 (basic and diluted, respectively), for the three months ended June 30, 2017, as compared to net income of $1,306,345 or $0.03 (basic and diluted), for the three months ended June 30, 2016. As a result of the factors described above, our net income was $10,424,813 or $0.20 and $0.19 (basic and diluted, respectively), for the six months ended June 30, 2017, as compared to net income of $2,356,607 or $0.05 (basic and diluted), for the six months ended June 30, 2016.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2017, we reported an unrealized gain on foreign currency translation of $775,601, as compared to a loss of $1,174,091 for the three months ended June 30, 2016. For the six months ended June 30, 2017, we reported an unrealized gain on foreign currency translation of $1,079,481, as compared to a loss of $898,669 for the six months ended June 30, 2016. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended June 30, 2017, comprehensive income of $11,030,510 was derived from the sum of our net income of $10,254,909 with foreign currency translation gain of $775,601. For the three months ended June 30, 2016, comprehensive income of $132,254 was derived from the sum of our net income of $1,306,345 with foreign currency translation loss of $1,174,091.

For the six months ended June 30, 2017, comprehensive income of $11,504,294 was derived from the sum of our net income of $10,424,813 with foreign currency translation gain of $1,079,481. For the six months ended June 30, 2016, comprehensive income of $1,457,938 was derived from the sum of our net income of $2,356,607 with foreign currency translation loss of $898,669.

Segment Information

For the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extracts, and essential oil soap. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of export commodities are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended June 30, 2017 and 2016 was as follows:

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues
TCM raw materials	$-	11,536,786	11,536,786	$-	$9,146,345	$9,146,345
Yew trees	-	-	-	21,741	-	21,741
Handicrafts	1,004	-	1,004	79,223	-	79,223
Others	4,066,586	-	4,066,586	6,812,801	-	6,812,801
Total revenues	$4,067,590	11,536,786	15,604,376	$6,913,765	$9,146,345	$16,060,110

Cost of Revenues
TCM raw materials	$-	955,866	955,866	$-	$7,603,509	$7,603,509
Yew trees	-	-	-	18,544	-	18,544
Handicrafts	912	-	912	62,305	-	62,305
Others	4,057,935	-	4,057,935	6,726,012	-	6,726,012
Total cost of revenues	$4,058,847	955,866	5,014,713	$6,806,861	$7,603,509	$14,410,370

Information with respect to these reportable business segments for the six months ended June 30, 2017 and 2016 was as follows:

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
TCM raw materials	$-	14,071,047	14,071,047	$-	$17,189,810	$17,189,810
Yew trees	-	-	-	23,246	-	23,246
Handicrafts	2,368	-	2,368	96,473	-	96,473
Others	9,406,425	-	9,406,425	7,370,950	-	7,370,950
Total revenues	$9,408,793	14,071,047	23,479,840	$7,490,669	$17,189,810	$24,680,479

Cost of sales:
TCM raw materials	$-	3,010,134	3,010,134	$-	$14,202,413	$14,202,413
Yew trees	-	-	-	19,458	-	19,458
Handicrafts	2,176	-	2,176	76,659	-	76,659
Others	9,357,887	-	9,357,887	7,338,727	-	7,338,727
Total cost of revenues	$9,360,063	3,010,134	12,370,197	$7,434,844	$14,202,413	$21,637,257

TCM raw materials

During the three months ended June 30, 2017, we sold 48,506 kg of TCM raw materials as compared to 37,200 kg of TCM raw materials during the three months ended June 30, 2016, a 30.39% increase in sales volume primarily attributable to increase in sales volume to our related party, Yew Pharmaceutical.

During the six months ended June 30, 2017, we sold 65,481 kg of TCM raw materials as compared to 70,075 kg of TCM raw materials during the six months ended June 30, 2016, a 6.56% decrease in sales volume primarily attributable to decrease in sales volume to our related party, Yew Pharmaceutical.

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

For the three months ended June 30, 2017 and 2016, we had revenue of $11,536,786 and $9,146,345, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended June 30, 2017 and 2016, we had no revenue from the sale of TCM raw materials to third parties.

For the six months ended June 30, 2017 and 2016, we had revenue of $14,071,047 and $17,189,810, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the six months ended June 30, 2017 and 2016, we had no revenue from the sale of TCM raw materials to third parties.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

Sales volume was summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales volume - third parties (kg)	-	-	-	-
Sales volume - related party (kg)	48,506	37,200	65,481	70,075
Total sales volume	48,506	37,200	65,481	70,075

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended June 30, 2017, we sold 0 pieces of yew seedlings and trees, as compared to approximately 4,620 pieces of yew seedlings and trees for the three months ended June 30, 2016, a decrease in volume of 100%.

During the six months ended June 30, 2017, we sold 0 pieces of yew seedlings and trees, as compared to approximately 4,860 pieces of yew seedlings and trees for the six months ended June 30, 2016, a decrease in volume of 100%.

The decrease in revenue of yew tree for the three and six months ended June 30, 2017 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales as compared to the three and six months ended June 30, 2016.

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

Handicrafts

During the three months ended June 30, 2017 and 2016, revenue from the sale of handicrafts made from yew timber amounted to $1,004 and $79,223, respectively, decrease of $78,219, or 98.73%. During the six months ended June 30, 2017 and 2016, revenue from the sale of handicrafts made from yew timber amounted to $2,368 and $96,473, respectively, decrease of $94,105, or 97.55%. The decrease in revenues of handicrafts was mainly due to the decline in market demands.

We continued to evaluate the effectiveness and design of our selling efforts in the handicraft segment which had included establishing the appropriate sales volume goals with our distributors to reach our desired sales volume of handicrafts.

Others

During the three months ended June 30, 2017, we sold approximately 37,200 yew candles, and 1,170 kilograms pine needle extracts in amount of $4,066,586 to third party. During the six months ended June 30, 2017, we sold approximately 171,540 yew candles, and 3,090 kilograms pine needle extracts in the amount of $9,406,425 to third party.

During the three months ended June 30, 2016, we sold approximately 8,400 yew candles, 3,360 kilograms pine needle extracts and 40 bottles of “Auri Essence” in amount of $6,812,801 to third party. During the six months ended June 30, 2016, we sold approximately 16,300 yew candles, 3,360 kilograms pine needle extracts, and 178 bottles of “Auri Essence” in amount of $7,370,950 to third party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2017 and December 31, 2016, we had cash balances of $2,437,554 and $278,991, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2016 to June 30, 2017:

			December 31, 2016 to June 30, 2017
Category	June 30, 2017	December 31, 2016	Change	Percentage change
Current assets:
Cash	$2,437,554	$278,991	$2,158,563	773.70%
Accounts receivable	12,091,226	14,467,852	(2,376,626)	(16.43)%
Accounts receivable - related party	11,597,870	6,941,931	4,655,939	67.07%
Inventories, net	14,330,750	10,296,792	4,033,958	39.18%
Prepaid expenses and other assets	82,085	75,743	6,342	8.37%
Prepaid expenses - related party	65,921	76,035	(10,114)	(13.30)%
VAT recoverables	1,399,774	1,655,954	(256,180)	(15.47)%
Current liabilities:
Accounts payable	878,697	2,700,148	(1,821,451)	(67.46)%
Accounts payable - related parties	505,746	638,318	(132,572)	(20.77)%
Accrued expenses and other payables	668,163	379,294	288,869	76.16%
Notes payable	1,184,908	1,156,444	28,464	2.46%
Taxes payable	4,770	16,520	(11,750)	(71.13)%
Due to related parties	786,746	883,596	(96,850)	(10.96)%
Short-term borrowings	4,671,148	1,723,865	2,947,283	170.97%
Working capital:
Total current assets	$42,005,180	$33,793,298	$8,211,882	24.30%
Total current liabilities	8,700,178	7,498,185	1,201,993	16.03%
Working capital	$33,305,002	$26,295,113	$7,009,889	26.66%

Our working capital increased by $7,009,889 to $33,305,002 at June 30, 2017, from working capital of $26,295,113 at December 31, 2016. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable - related parties of approximately $4,656,000

●	an increase in inventories, net of approximately $4,034,000

●	an increase in short-term borrowings of approximately $2,947,000 partially offset by:

●	a decrease in accounts receivable of approximately $2,377,000

●	a decrease in accounts payable of approximately $1,821,000

For the six months ended June 30, 2017, net cash flow provided by operating activities was $7,635, as compared to net cash flow provided by operating activities of $223,795 for the six months ended June 30, 2016, a decrease of $216,160. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2017, net cash flow provided by operating activities of $7,635 was primarily attributable to:

●	net income of approximately $10,424,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $46,000 and amortization of land use rights and yew forest assets of approximately $70,000, stock-based compensation of approximately $67,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $2,693,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable -related parties of approximately $4,421,000, and an increase in inventories, net of approximately $7,625,000.

For the six months ended June 30, 2016, net cash flow used in operating activities was $223,795, as compared to net cash flow provided by operating activities of $1,569,197 for the six months ended June 30, 2015, an increase of $1,792,992. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2016, net cash flow used in operating activities of $223,795 was primarily attributable to:

●	net income of approximately $2,356,607 adjusted for the add-back of non-cash items, such as depreciation of approximately $59,000 and amortization of land use rights and yew forest assets of approximately $8,810,000, stock-based compensation of approximately $165,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $682,000;

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $3,764,000, an increase in inventories, net of approximately $6,627,000, and an increase in VAT recoverables of approximately $1,696,000.

Net cash flow used in investing activities was approximately $679,000 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we have made payment in approximately $679,000 for intangible assets and yew forest assets. Net cash flow used in investing activities was approximately $4,000 for the six months ended June 30, 2016. During the six months ended June 30, 2016, we have made payment in approximately $4,000 for purchase of property and equipment.

Net cash flow provided by financing activities was approximately $2,807,000 for the six months ended June 30, 2017 and consisted of proceeds of approximately $6,501,000 from a bank, and repayments of approximately $3,618,000 and $75,000 to bank and our related party respectively. Net cash flow used in financing activities was approximately $35,000 for the six months ended June 30, 2016 and consisted of proceeds of approximately $80 from a related party and repayments of approximately $35,000 to our related party.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2017 and December 31, 2016, approximately $49.6 million and $37.4 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gains of $1,079,481 and a foreign currency translation loss of $898,669 for the six months ended June 30, 2017 and June 30, 2016, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

No material changes.

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

Date: August 14, 2017

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

