Form 10-Q
period 2017-09-30
Yew Bio-Pharm Group, Inc.
filed 2017-11-13
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ’‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company filer	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 13, 2017, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities & Exchange Commission (“SEC”) on March 31, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,339,673	$278,991
Accounts receivable	11,743,961	14,467,852
Accounts receivable - related parties	18,499,561	6,941,931
Inventories, net	9,362,578	10,296,792
Prepaid expenses - related party	61,030	76,035
Prepaid expenses and other assets	92,442	75,743
VAT recoverables	622,134	1,655,954

Total Current Assets	41,721,379	33,793,298

LONG-TERM ASSETS:
Long-term inventories, net	7,730,893	7,151,613
Property and equipment, net	583,542	692,116
Land use rights and yew forest assets, net	9,823,740	4,558,234

Total Long-term Assets	18,138,175	12,401,963

Total Assets	$59,859,554	$46,195,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,076,485	$2,700,148
Accounts payable - related parties	49,198	638,318
Accrued expenses and other payables	153,408	379,294
Notes payable	1,206,702	1,156,444
Taxes payable	4,886	16,520
Due to related parties	678,410	883,596
Short-term borrowings	4,758,689	1,723,865

Total Current Liabilities	7,927,778	7,498,185

NOCURRENT LIABILITY:
Deferred income	351,642	120,973
Total Noncurrent Liabilities	351,642	120,973

Total Liabilities	8,279,420	7,619,158

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at September 30, 2017 and December 31, 2016)	51,875	51,875
Additional paid-in capital	9,748,201	9,654,024
Retained earnings	38,114,448	27,074,624
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive loss	(96,678)	(1,966,708)

Total Shareholders’ Equity	51,580,134	38,576,103

Total Liabilities and Shareholders’ Equity	$59,859,554	$46,195,261

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Revenues	$7,272,296	$7,793,111	$16,681,089	$15,283,780
Revenues - related parties	4,292,619	6,873,988	18,363,666	24,063,798

Total Revenues	11,564,915	14,667,099	35,044,755	39,347,578

COST OF REVENUES:
Cost of revenues	7,371,663	7,650,346	16,731,726	15,085,190
Cost of revenues - related parties	3,443,336	5,597,721	6,453,470	19,800,134

Total Cost of Revenues	10,814,999	13,248,067	23,185,196	34,885,324

GROSS PROFIT	749,916	1,419,032	11,859,559	4,462,254

OPERATING EXPENSES:
Selling	64,347	5,667	64,678	17,754
General and administrative	196,569	293,850	794,556	938,920

Total Operating Expenses	260,916	299,517	859,234	956,674

INCOME FROM OPERATIONS	489,000	1,119,515	11,000,325	3,505,580

OTHER INCOME (EXPENSES):
Interest expense	(52,105)	(39,367)	(139,450)	(108,654)
Other income	178,122	390	179,559	40,219

Total Other Income (Expenses)	126,017	(38,977)	40,109	(68,435)

INCOME BEFORE INCOME TAXES	615,017	1,080,538	11,040,434	3,437,145
PROVISION FOR INCOME TAXES	(610)	-	(610)	-
NET INCOME	$614,407	$1,080,538	$11,039,824	$3,437,145

COMPREHENSIVE INCOME:
NET INCOME	$614,407	$1,080,538	$11,039,824	$3,437,145
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	790,549	(198,125)	1,870,030	(1,096,794)

COMPREHENSIVE INCOME	$1,404,956	$882,413	$12,909,854	$2,340,351

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.02	$0.21	$0.07
Diluted	$0.01	$0.02	$0.20	$0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	51,875,000	51,875,000	51,875,000
Diluted	54,561,533	51,893,930	53,965,264	51,875,000

 See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,039,824	$3,437,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50,944	89,410
Stock-based compensation	94,177	245,518
Amortization of land use rights and yew forest assets	137,903	8,784,562
Changes in operating assets and liabilities:
Accounts receivable	3,276,466	(4,873,750)
Accounts receivable - related parties	(11,005,869)	2,806,724
Prepaid expenses and other current assets	(14,847)	(7,999)
Prepaid expenses - related party	17,902	18,519
Inventories, net	(3,278,467)	(10,567,924)
VAT recoverables	1,081,219	(1,899,393)
Accounts payable	(1,698,340)	1,660,178
Accounts payable - related parties	(603,156)	253,723
Accrued expenses and other payables	(202,645)	408,002
Due to related parties	(57,632)	7,471
Deferred income	220,403	-
Taxes payable	(11,873)	(199)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(953,991)	361,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7,742)
Purchase of land use rights and yew forest assets	(793,662)	-

NET CASH USED IN INVESTING ACTIVITIES	(793,662)	(7,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	7,881,105	1,530,105
Repayments of short-term borrowings	(4,997,764)	(1,530,105)
Proceeds from related party	-	181
Repayments to related party	(105,875)	(49,030)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,777,466	(48,849)

EFFECT OF EXCHANGE RATE ON CASH	30,869	(22,303)

NET INCREASE IN CASH	1,060,682	283,093
CASH - Beginning of the period	278,991	681,608
CASH - End of the period	$1,339,673	$964,701

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$140,555	$64,383
Income taxes	$18,197	$6,460

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expenses paid by related party	$34,341	$27,214
Reclassification of inventories to land use rights and yew forest assets	$4,300,033	$-

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2017, and the results of operations and cash flows for the nine-month periods ended September 30, 2017 and 2016, have been made.

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

Certain amounts from prior period financial statements have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s financial position or results of operations presented.

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company

Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract

Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000(1)	100%(1)	Sales of wood ear mushroom drink

MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100%(2)	Sales of yew products

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2017 and December 31, 2016, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	September 30, 2017	December 31, 2016
Assets
Cash	$1,254,677	$249,868
Accounts receivable	11,703,888	14,427,767
Accounts receivable - related parties	18,499,561	6,941,931
Inventories (current and long-term), net	14,721,675	16,746,205
Prepaid expenses and other assets	50,637	35,827
Prepaid expenses - related party	61,030	76,035
Property and equipment, net	575,630	595,338
Land use rights and yew forest assets, net	9,780,331	4,558,233
VAT recoverables	622,134	1,655,954
Total assets of VIE and its subsidiary	$57,269,563	$45,287,158
Liabilities
Accrued expenses and other payables	$150,703	$375,262
Accounts payable	938,912	2,654,067
Accounts payable - related parties	49,198	638,318
Taxes payable	-	11,789
Due to VIE holding companies	244,893	560,036
Short-term borrowings	4,758,689	1,723,865
Note payable	1,206,702	1,156,444
Deferred income	351,642	120,973
Due to related parties	139,380	157,484
Total liabilities of VIE and its subsidiary	$7,840,119	$7,398,238

NOTE 3 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods including handicrafts, yew essential oil soap, complex taxus cuspidate extract, northeast yew extract, yew candles, and pine needle extract, yew seedlings, and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of September 30, 2017 and December 31, 2016, inventories consisted of the following:

	September 30, 2017			December 31, 2016
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$41,560	$2,592,266	$2,633,826	$795,985	$2,484,301	$3,280,286
Finished goods	4,519,953	639,326	5,159,279	5,245,771	556,875	5,802,646
Yew seedlings	4,651,372	7,039,745	11,691,117	3,487,879	5,930,887	9,418,766
Other trees	150,103	83,791	233,894	779,537	683,323	1,462,860
Total	9,362,988	10,355,128	19,718,116	10,309,172	9,655,386	19,964,558
Inventory write-down	(410)	(2,624,235)	(2,624,645)	(12,380)	(2,503,773)	(2,516,153)
Inventories, net	$9,362,578	$7,730,893	$17,093,471	$10,296,792	$7,151,613	$17,448,405

Inventories as of September 30, 2017 and December 31, 2016 consisted of the inventory purchased from related parties as follows:

	September 30, 2017	December 31, 2016
Inventories, net	$2,991,782	$3,655,238
Inventories – related parties, net	6,370,796	6,641,554
Total	$9,362,578	$10,296,792

	September 30, 2017	December 31, 2016
Long-term inventories, net	$5,897,547	$5,978,175
Long-term inventories – related parties, net	1,833,346	1,173,438
Total	$7,730,893	$7,151,613

During the nine months ended September 30, 2017, inventories of yew seedlings in the amount of $4,300,033 were reclassified into land use rights and yew forest assets as the Company changed the use of the inventories into productive assets.

NOTE 4 - INCOME TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company, YBP, registered in the state of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as YBP and MC had no U.S. taxable income as of September 30, 2017 and December 31, 2016.

The Company’s subsidiary, Yew Bio-Pharm (HK), is incorporated in Hong Kong and has no operating profit or tax liabilities during the periods. Yew Bio-Pharm (HK) is subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The Company’s subsidiary, JSJ, and VIE and its subsidiary, HDS and HYF, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with an exception of sales of handicrafts, yew candle, complex taxus cuspidate extract, northeast yew extract, pine needle extract, and yew essential oil soap, which are not within the scope of agricultural area.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
U.S. federal income tax rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC EIT rate	25.00%	25.00%
PRC tax exemption and reduction	(26.20)%	(29.36)%
Income tax difference under different tax jurisdictions	1.08%	3.99%
Valuation allowance	0.12%	0.37%
Effective tax rate	-	-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of September 30, 2017 and December 31, 2016, are as follows:

	September 30, 2017	December 31, 2016
Tax benefit of net operating loss carry forward	$2,279,935	$2,105,056
Tax benefit of inventory write-down	610,227	624,891
Valuation allowance	(2,890,162)	(2,729,947)
Net deferred tax assets	$-	$-

NOTE 5 - SHORT-TERM BORROWINGS AND NOTES PAYABLE

In May 2016, HDS entered into a line of credit agreement with Harbin Rongtong Branch of Bank of Communications (“BOCOM”) for the period from May 3, 2016 through May 3, 2018, pursuant to which the Company obtained a bank loan in the amount of RMB10,000,000 (approximately $1,519,000) on May 30, 2016, payable on May 30, 2017. HDS paid off the loan in full on May 26, 2017. On June 13, 2017, HDS obtained another loan in the amount of RMB10,000,000 (approximately $1,471,000), payable on June 12, 2018, under this credit agreement. The loan carries an interest rate of 5.873% per annum and is payable quarterly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with BOCOM to secure the loans under this credit agreement. In addition, ZTC, Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), a related party of the Company, Zhiguo Wang, Madame Qi, Yicheng Wang, the son of Zhiguo Wang and Yuqi Mao, the spouse of Yicheng Wang, provided guarantees to the loans.

On November 10, 2016, the Company entered into a loan agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch, pursuant to which the Company obtained a bank loan in the amount of RMB1,970,000 (approximately $290,000), payable on November 9, 2017. The loan carries an interest rate of 5.873% per annum and is payable quarterly. The proceeds of the loan were used by the Company to purchase raw materials. Madam Qi has secured the loan with her personal assets. In addition, Yew Pharmaceutical, Zhiguo Wang, Yichen Wang, and Yuqi Mao, the spouse of Yichen Wang provided guarantees to the loan.

On December 22, 2016, the Company entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB 20,000,000 (approximately $2,880,000) to the Company for the period of three years. During the nine months ended September 30, 2017, the Company obtained short-term loans from CEB in the total amount of $6,410,000 under this credit agreement and paid off in the total amount of $3,540,000. As of September 30, 2017, the balance of loans borrowed from CEB was $2,870,000. These loans carry interest rates ranging from 4.30% to 4.60% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock option activities for the nine months ended September 30, 2017 and 2016 were summarized in the following table.

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	25,325,512	0.22	26,805,512	0.22
Issued	50,000	0.25	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	25,375,512	0.22	26,805,512	0.22
Option exercisable at end of period	24,675,012	0.22	24,945,512	0.22

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

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2017:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2017	Weighted Average Exercise Price
$0.20-0.25	25,375,512	2.11	$0.22	24,675,012	$0.22

On September 12, 2017, the Company approved to extend the expiration date for the options issued to Zhiguo Wang and Guifang Qi from December 13, 2017 to December 31, 2019, which led to the weighted average remaining contractual life changed from 0.29 years to 2.11 years.

The Company recognized a total of $94,177 and $245,518 stock option expense for the nine months ended September 30, 2017 and 2016, respectively. The value of option was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 194%, risk free rate of 1.22%, and expected term of 2 years.

NOTE 7 - EARNINGS PER SHARE

Under the provisions of ASC 260, “Earnings Per Share”, basic income per common share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available to common stockholders for basic and diluted net income per share of common stock	$614,407	$1,080,538	$11,039,824	$3,437,145
Weighted average common stock outstanding - basic	51,875,000	51,875,000	51,875,000	51,875,000
Effect of dilutive securities:
Stock options issued to directors/officers/employees	2,686,533	18,930	2,090,264	-
Weighted average common stock outstanding - diluted	54,561,533	51,893,930	53,965,264	51,875,000
Net income per common share - basic	$0.01	$0.02	$0.21	$0.07
Net income per common share - diluted	$0.01	$0.02	$0.20	$0.07

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive included options to purchase common shares of 244,322 and 26,805,512 on a weighted average basis for the three months ended September 30, 2017 and 2016, respectively; and option to purchase common shares of 244,322 and 26,805,512 on a weighted average basis for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 8 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the nine months ended September 30, 2017 and 2016, customers accounting for 10% or more of the Company’s revenue were as follows:

	Nine Months Ended September 30,
Customer	2017	2016
A (Yew Pharmaceutical, a related party)	48.5%	61.2%
B	47.5%	24.7%
C	* %	* %

* Less than 10%

The three largest customers accounted for 99.9% and 99.8% of the Company’s total outstanding accounts receivable at September 30, 2017 and December 31, 2016, respectively, of which Yew Pharmaceutical, a related party, accounted for 56.6% and 32.4% of total outstanding accounts receivable, respectively; customer B accounted for 38.7% and 35.3% of total outstanding accounts receivable, respectively; customer D, Wonder Genesis Global Ltd., a related party, accounted for 4.6% of total outstanding accounts receivable at September 30, 2017 and customer C accounted for 32.1% of total outstanding accounts receivable at December 31, 2016.

Suppliers

For the nine months ended September 30, 2017 and 2016, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	Nine Months Ended September 30,
Supplier	2017	2016
A (Yew Pharmaceutical, a related party)	62.5%	75.9%
C	10.0%	*	%

* Less than 10%

Accounts payable to supplier I and supplier J accounted for 49.7% and 32.0% of the Company’s total accounts payable at September 30, 2017.

Accounts payable to supplier F, supplier G, supplier C, Changzhi Du, a related party of the Company, and supplier H accounted for 24.6%, 24.1%, 17.7% and 15.8% of the Company’s total accounts payable at December 31, 2016.

NOTE 9 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Stock Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.
Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS.
Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun.
Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016.
Changzhi Du	Legal person of Xinlin.
Jinguo Wang	Management of HDS.
Anyangquanfeng Bio Science Inc.	84.72% owned by Mr. Wang.
Heilongjiang Yew Medicine Research Institute affiliated clinics	Zhiguo Wang is the Company’s legal person.
Wonder Genesis Global Ltd.	Changzhi Du is the Company’s director.

Land use rights and yew forest assets purchased from related parties

Land use rights and yew forest assets purchased from related parties as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Land use rights and yew forest assets, net	$7,044,354	$3,210,193
Land use rights and yew forest assets - related parties, net	2,779,386	1,348,041
Total	$9,823,740	$4,558,234

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soap, complex taxus cuspidate extract, northeast yew extract, and pine needle extract purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles, yew essential oil soap, complex taxus cuspidate extract, northeast yew extract, and pine needle extract as finished goods and then sells to third party and related party.

For the nine months ended September, 2017 and 2016, total sales to Yew Pharmaceutical under the above agreement amounted to $17,011,006 and $24,063,798, respectively. At September 30, 2017 and December 31, 2016, the Company has $17,116,166 and $6,941,931 accounts receivable from Yew Pharmaceutical, respectively.

For the nine months ended September 30, 2017 and 2016, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, northeast yew extract, and pine needle extract from Yew Pharmaceutical amounted to $14,934,540 and $29,330,000, respectively. For the nine months ended September 30, 2017 and 2016, the products purchased from Yew Pharmaceutical in the amount of $17,804,944 and $14,231,044 were sold and included in the total cost of revenue of $23,185,196 and $34,885,324, respectively.

For the nine months ended September 30, 2017 and 2016, HYF purchased wood ear mushroom extract from Yew Pharmaceutical in the amount of $0 and $3,660, respectively, and had accounts payable of $49,198 and $47,149 to Yew Pharmaceutical at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, HYF had $39,085 and $37,457, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties on the accompanying consolidated balance sheets.

Transactions with HBP

For the nine months ended September 30, 2017 and 2016, HBP paid off operation expense on behalf of HYF in the amount of $34,341 and $27,214, respectively. As of September 30, 2017 and December 31, 2016, HYF had due to HBP in the amount of $95,827 and $58,178, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

For the nine months ended September 30, 2016, HDS prepaid $310,334 to HDS Development for purchasing yew seedlings. On June 30, 2016, the prepayment was returned to the Company in full due to the cancellation of the purchase.

Transactions with Changzhi Du

For the nine months ended September 30, 2017 and 2016, HDS purchased yew seedlings from Changzhi Du in the amount of $2,395,051 and $2,475,283, respectively. As of September 30, 2017 and December 31, 2016, the Company had accounts payable of $0 and $591,169 to Changzhi Du, respectively.

Transactions with Wonder Genesis Global Ltd.

For the nine months ended September 30, 2017 and 2016, total sales to Wonder Genesis Global Ltd. amounted to $1,352,660 and $0, respectively. At September 30, 2017 and December 31, 2016, the Company has $1,383,395 and $0 accounts receivable from Wonder Genesis Global Ltd., respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the nine months ended September 30, 2017 and 2016, rent expense related to the ZTC Lease amounted to $17,902 and $18,518, respectively. At September 30, 2017 and December 31, 2016, prepaid rent to ZTC amounted to $61,030 and $76,035, respectively, which was included in prepaid expenses - related party on the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the nine months ended September 30, 2017 and 2016, rent expense related to the Office Lease amounted to $1,653 and $ 1,710, respectively. As of September 30, 2017 and December 31, 2016, the unpaid rent was $3,529 and $1,762, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the nine months ended September 30, 2017 and 2016, rent expense related to the JSJ Lease amounted to $1,102 and $1,140, respectively. As of September 30, 2017 and December 31, 2016, the unpaid rent was $4,884 and $3,600, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On January 1, 2015, HYF entered into an lease agreement with HBP, pursuant to which HBP leases a warehouse, with an area of 225 square meters, and a workshop, with an area of 50 square meters, both of which are located at No.1 Zisan Road, Shangzhi economic development district, Shangzhi City, Heilongjiang Province, to HYF in exchange for no consideration for the period from January 1, 2015 to December 31, 2020.

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

For the nine months ended September 30, 2017 and 2016, rent expense related to the A’cheng Lease amounted $2,635 and $2,726, respectively. At September 30, 2017 and December 31, 2016, the unpaid rent was $939 and $5,401, respectively, which was included in due to related parties on the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and Madame Qi, excluding the unpaid rents disclosed above and the borrowings from Madame Qi as disclosed below, amounted to $41,051 and $178,228 at September 30, 2017 and December 31, 2016, respectively.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016 and 2017, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016 and 2017, respectively. During the nine months ended September 30, 2017 and 2016, the Company made repayments of $105,875 and $49,030 to Madame Qi, respectively. As of September 30, 2017 and December 31, 2016, the total borrowings including the interest were $493,095 and $598,970, respectively, which were included in due to related parties on the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of September 30, 2017, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

For the nine months ended September 30, 2017 and 2016, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extract used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) Others segment, consisting of the sale of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract are conducted in the PRC.

Information with respect to these reportable business segments for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended, September 30,
	2017	2016
Revenues:
TCM raw materials	$17,011,006	$24,063,798
Yew trees	9,906	23,246
Handicrafts	5,284	97,560
Others	18,018,559	15,162,974
	$35,044,755	$39,347,578
Cost of revenues:
TCM raw materials	5,031,434	19,820,917
Yew trees	7,897	19,458
Handicrafts	4,663	91,145
Others	18,141,202	14,953,804
	$23,185,196	$34,885,324
Depreciation and amortization:
TCM raw materials	130,262	83,739
Yew trees	31,778	93,807
Handicrafts	679	19,766
Others	18,487	21,747
	$181,206	$219,059
Net income:
TCM raw materials	11,834,671	4,242,881
Yew trees	1,924	3,788
Handicrafts	576	6,415
Others	(797,347)	(815,939)
	$11,039,824	$3,437,145

	September 30, 2017
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$8,523,903	$975,612	$44,212	$863,555	$10,407,282

	December 31, 2016
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$4,558,234	$436,948	$22,218	$232,950	$5,250,350

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

Asset information by reportable segment is not reported to or reviewed by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each reportable segment. The Company’s operations are located in PRC. All revenues are derived from customers in the PRC. All of the Company’s operating assets are located in the PRC.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,039 is due on the first day of each month of the first year, $3,150 for each month of the second year and $3,261 for each month of the third year. The term of the lease is for 3 years and expires on January 31, 2018. For the nine months ended September 30, 2017 and 2016, rent expense related to the U.S. principal office lease amounted to $30,348 and $30,352, respectively.

On May 1, 2017, the Company entered into a lease for product exhibition and promotion in California. The lease is on month by month basis and the monthly rent is $2,800. For the nine months ended September 30, 2017, the related rent expense amounted to $14,000.

See Note 9 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), a related party of the Company, pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the nine months ended September 30, 2017 and 2016, the Company didn’t make sales under the Seedling Agreement.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

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

In September 2017, the FASB issue ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The pronouncements add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The SEC staff announced that it will not object if an entity that qualifies as a public business entity solely because its financial statements or financial information is included in another entity’s filing with the SEC adopts ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) using the effective dates applicable to private entities. The amendments represent guidance related to the effective dates of the standards noted above, therefore, the amendments themselves do not have an effective date. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 13 - SUBSEQUENT EVENTS

In October and November, the Company repaid loans from CEB in the amount of $1,220,000 and obtained additional short-term loans in the total amount of $1,220,000 under the credit agreement entered into on December 22, 2016 (See Note 5). The loans carry and interest rates of 4.30% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loans.

On November 2, 2017, the Company’s Board of Directors was granted the discretionary authority by the annual meeting of stockholders to make a reverse split of its common stock between1-for-4 and 1-for-8 by June 30, 2018. As of the filing date, the reverse split has not occurred.

On November 6, 2017, the Company paid off the commercial acceptance note issued to Yew Pharmaceutical in full (See Note 5).

On November 9, 2017, the Company paid off the loan from SPD Bank in full (See Note 5).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the nine months ended September 30, 2017 and 2016, and consolidated financial conditions as of September 30, 2017 and December 31, 2016 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and nine months ended September 30, 2017 and 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extract used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract are conducted in the PRC for the three and nine months ended September 30, 2017.

For the nine months ended September 30, 2017, revenues from the sales of TCM raw materials represented approximately 48.54% of consolidated revenue (including 48.54% of consolidated revenues from a related party); sales of yew trees represented approximately 0.03% of consolidated revenue; sales of handicrafts represented approximately 0.02% of consolidated revenue; and the sales of others represented approximately 51.42% of consolidated revenue (including 3.86% of consolidated revenues from a related party). For the nine months ended September 30, 2016, revenues from the sales of TCM raw materials represented approximately 61.16% of consolidated revenue (including 61.16% of consolidated revenues from a related party); sales of yew trees represented approximately 0.06% of consolidated revenue; sales of handicrafts represented approximately 0.25% of consolidated revenue; and sales of others represented approximately 38.54% of consolidated revenue.

For the three months ended September 30, 2017, revenues from the sales of TCM raw materials represented approximately 25.42% of consolidated revenue (including 25.42% of consolidated revenues from a related party); sales of yew trees represented approximately 0.09% of consolidated revenue; sales of handicrafts represented approximately 0.03% of consolidated revenue; and the sales of others represented approximately 74.47% of consolidated revenue (including 11.70% of consolidated revenues from a related party). For the three months ended September 30, 2016, revenues from the sales of TCM raw materials represented approximately 46.87% of consolidated revenue (including 46.87% of consolidated revenues from a related party); sales of yew trees represented approximately 0% of consolidated revenue; sales of handicrafts represented approximately 0.01% of consolidated revenue; and sales of others approximately 53.13% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses (approximately $434,757 and $565,747 for the nine months ended September 30, 2017 and 2016, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of September 30, 2017, YBP had approximately $1,339,673 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,011, including approximately $3,011 in cash at September 30, 2017. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Unaudited Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of September 30, 2017, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of September 30, 2017 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings, yew candles and other yew-related products and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials, direct labor and an appropriate proportion of overhead.

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handicraft products, sales of “Others” including yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract.. Pursuant to the guidance of ASC 605 and ASC 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

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

In September 2017, the FASB issue ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The pronouncements add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The SEC staff announced that it will not object if an entity that qualifies as a public business entity solely because its financial statements or financial information is included in another entity’s filing with the SEC adopts ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) using the effective dates applicable to private entities. The amendments represent guidance related to the effective dates of the standards noted above, therefore, the amendments themselves do not have an effective date. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues - third parties	$7,272,296	$7,793,111	$16,681,089	$15,283,780
Revenues - related party	4,292,619	6,873,988	18,363,666	24,063,798
Total revenues	11,564,915	14,667,099	35,044,755	39,347,578
Cost of revenues - third parties	7,371,663	7,650,346	16,731,726	15,085,190
Cost of revenues - related party	3,443,336	5,597,721	6,453,470	19,800,134
Total cost of revenues	10,814,999	13,248,067	23,185,196	34,885,324
Gross profit	749,916	1,419,032	11,859,559	4,462,254
Operating expenses	260,916	299,517	859,234	956,674
Income from operations	489,000	1,119,515	11,000,325	3,505,580
Other income (expenses)	126,017	(38,977)	40,109	(68,435)
Net income before income taxes	615,017	1,080,538	11,040,434	3,437,145
Income taxes	(610)	-	(610)	-
Net income	614,407	1,080,538	11,039,824	3,437,145
Other comprehensive income:
Foreign currency translation adjustment	790,549	(198,125)	1,870,030	(1,096,794)
Comprehensive income	$1,404,956	$882,413	$12,909,854	$2,340,351

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Revenues

For the three months ended September 30, 2017, we had total revenues of $11,564,915 as compared to $14,667,099 for the three months ended September 30, 2016, a decrease of $3,102,184 or 21.15%. The decrease in total revenue was attributable to the decrease in revenues from TCM raw materials.

For the nine months ended September 30, 2017, we had total revenues of $35,044,755, as compared to $39,347,578 for the nine months ended September 30, 2016, a decrease of $4,302,823 or 10.94%. The decrease in total revenue was attributable to the decrease in revenues from TCM raw materials, yew trees and handicrafts segments.

Total revenue is summarized as follows:

	Three Months Ended September 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$2,939,959	$6,873,988	$(3,934,029)	(57.23)%
Yew trees	9,906	-	9,906	0.00%
Handicrafts	2,916	1,087	1,829	168.26%
Others	8,612,134	7,792,024	820,110	10.52%
Total	$11,564,915	$14,667,099	$(3,102,184)	(21.15)%

	Nine Months Ended September 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$17,011,006	$24,063,798	$(7,052,792)	(29.31)%
Yew trees	9,906	23,246	(13,340)	(57.39)%
Handicrafts	5,284	97,560	(92,276)	(94.58)%
Others	18,018,559	15,162,974	2,855,585	18.83%
Total	$35,044,755	$39,347,578	$(4,302,823)	(10.94)%

For the three months ended September 30, 2017 compared to September 30, 2016, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related party, Yew Pharmaceutical. The increase in revenue of yew tree was mainly attributable to the increase in demand from third party. The increase in revenue of others was mainly attributable to higher demand in export market.

For the nine months ended September 30, 2017 compared to September 30, 2016, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew trees was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand.  The increase in revenue of others was mainly attributable to the increase in demand of yew candles, pine needle extract, handmade essential oil soaps, complex taxus cuspidate extract, and northeast yew extract.

Cost of Revenues

For the three months ended September 30, 2017, cost of revenues amounted to $10,814,999 as compared to $13,248,067 for the three months ended September 30, 2016, a decrease of $2,433,068 or 18.37%. For the three months ended September 30, 2017, cost of revenues accounted for 94% of total revenues compared to 90% of total revenues for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, cost of revenues amounted to $23,185,196 as compared to $34,885,324 for the nine months ended September 30, 2016, a decrease of $11,700,128 or 33.54%. For the nine months ended September 30, 2017, cost of revenues accounted for 66% of total revenues compared to 89% of total revenues for the three months ended September 30, 2016.

Cost of revenues by product categories is as follows:

	Three Months Ended September 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$2,021,300	$5,618,504	$(3,597,204)	(64.02)%
Yew trees	7,897	-	7,897	0.00%
Handicrafts	2,487	14,486	(11,999)	(82.83)%
Others	8,783,315	7,615,077	1,168,238	15.34%
Total	$10,814,999	$13,248,067	$(2,433,068)	(18.37)%

	Nine Months Ended September 30,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$5,031,434	$19,820,917	$(14,789,483)	(74.62)%
Yew trees	7,897	19,458	(11,561)	(59,42)%
Handicrafts	4,663	91,145	(86,482)	(94.88)%
Others	18,141,202	14,953,804	3,187,398	21.31%
Total	$23,185,196	$34,885,324	$(11,700,128)	(33.54)%

The decrease in our cost of revenues for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily a result of the decrease in costs of revenue in TCM raw materials and offset by increasing in costs of revenue of Others segments.

The decrease in cost of revenue in TCM raw material segment was primarily attributable to the decrease in the unit cost of TCM raw materials sold to our related party, Yew Pharmaceutical. Prior to the third quarter of 2015, we obtained yew foliage by picking the leaves from the grown yew trees. The unit cost of the TCM raw material only consisted of the picking labor cost and amortization. Since the third quarter of 2015, the demand for TCM raw material increased sharply due to our related party, Yew Pharmaceutical, started to use yew foliage to develop new yew related products, such as yew candle, pine needle extract, and essential oil soap. As a result, the purchase of TCM from us increased dramatically. We did not have enough leaves to be picked from the grown yew trees. Thus, the Company cut down certain whole grown yew to produce TCM raw material, which led to significantly increase in the unit price due to the fact that the cost consisted of the unit price of the grown tree. Since 2016, we changed our strategy by decreasing our yew seedling sales and growing the seedlings for picking leaves, which was contributable to less grown yew cut down during the nine months ended September 30, 2017. Thus our unit cost decreased accordingly.

The increase in cost of revenue in “Others” segment for the three and nine months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to the increased sales of yew candles, pine needle extract, essential oil soaps, complex taxus cuspidate extract, and northeast yew extract, which was in line with the increase in revenue.

Gross Profit

For the three months ended September 30, 2017, gross profit was $749,916 as compared to $1,419,032 for the three months ended September 30, 2016, representing gross profit margins of 6.5% and 9.7%, respectively. For the nine months ended September 30, 2017, gross profit was $11,859,559 as compared to $4,462,254 for the nine months ended September 30, 2016, representing gross profit margins of 33.8% and 11.3%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	(Decrease) Increase	2017	2016	(Decrease) Increase
TCM raw materials	31.2%	18.3%	12.9%	70.4%	17.6%	52.8%
Yew trees	20.3%	0.0%	20.3%	20.3%	16.3%	4.0%
Handicrafts	14.7%	(12.3)%	27.0%	11.8%	6.6%	5.2%
Others	(1.9)%	2.3%	(4.3)%	(0.7)%	1.4%	(2.1)%
Total	6.5%	9.7%	(3.2)%	33.8%	11.3%	22.5%

The decrease in our overall gross profit margin for the three month ended September 30, 2017 as compared to the three month ended September 30, 2016 were primarily attributable to the lower gross margin yields of Others which offset the increased gross margin yields of TCM raw materials. The increase in our overall gross profit margin for the nine month ended September 30, 2017 as compared to the nine month ended September 30, 2016 were primarily attributable to the higher gross margin yields of TCM raw materials.

The increase in our gross margin percentage related to the sale of TCM raw materials for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily attributable to the significant decrease in the unit cost of TCM raw materials for the three and nine months ended September 30, 2017.

The increase in our gross margin percentage related to the sale of yew trees for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily attributable to the increase selling price for yew trees in the first three quarters of 2017.

The increase in our gross margin percentage related to the sale of handicrafts for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily attributable to the increase of selling price for handicraft in the first three quarters of 2017.

The decrease in our gross margin percentage of “Others” segment for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily attributable to the sales of pine needle extract that had a lower gross profit margin.

Selling Expenses

For the three months ended September 30, 2017, selling expense was $64,347 as compared to $5,667 for the three months ended September 30, 2016, an increase of $58,680, or 1035.47%. For the nine months ended September 30, 2017, selling expense was $64,678 as compared to $17,754 for the nine months ended September 30, 2016, an increase of $46,924 or 264.30%.

General and Administrative Expenses

For the three months ended September 30, 2017, general and administrative expenses amounted to $196,569, as compared to $293,850 for the three months ended September 30, 2016, a decrease of $97,281, or 33.11%. For the nine months ended September 30, 2017, general and administrative expenses amounted to $794,555, as compared to $938,920 for the nine months ended September 30, 2016, a decrease of $144,365, or 15.38%.

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation and related benefits	$92,335	80,324	342,252	$245,518
Depreciation	(5,446)	15,824	21,849	54,416
Travel and entertainment	23,915	25,747	72,529	64,182
Professional fees	9,504	42,976	25,455	150,396
Research and development	-	-	-	1,030
Other	76,261	128,979	332,470	423,378
Total	$196,569	293,850	794,555	$938,920

The decrease in our general and administrative expenses for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016 was primarily attributable to the decrease in depreciation and professional fees.

The changes in general and administrative expenses for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, consisted of the following:

●	For the three months ended September 30, 2017, compensation and related benefits increased by $12,011, or 14.95%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, compensation and related benefits increased by $96,734, or 39.4%, as compared to the nine months ended September 30, 2016. The increase in compensation and related benefits was mainly attributable to the increase in stock-based compensation associated with related cost of issuance.

●	For the three months ended September 30, 2017, depreciation decreased by $21,270, or 134.42%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, depreciation decreased by $32,567, or 59.85%, as compared to the nine months ended September 30, 2016. The decrease in depreciation expense was mainly attributable to the removal of a car from property, plants and equipment.

●	For the three months ended September 30, 2017, travel and entertainment decreased by $1,832, or 7.12% as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, increased by $8,347, or 13.01%, as compared to the nine months ended September 30, 2016. The increase was primarily attributable to increase in travels relating to business coordination in the first three quarters of 2017.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the three months ended September 30, 2017, professional fees decreased by $33,472, or 77.89%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, professional fees decreased by $124,941, or 83.07%, as compared to the nine months ended September 30, 2016. The decrease in professional fees was mainly attributable to the decreased accounting and consulting services incurred for the three and nine months ended September 30, 2017.

●	For the three months ended September 30, 2017, other miscellaneous general and administrative expenses decreased by $52,718 or 40.87%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, other miscellaneous general and administrative expenses decreased by $91,938, or 21.66%, as compared to the nine months ended September 30, 2016. The decrease in other miscellaneous general and administrative expenses was mainly attributable to the decreased administrative activities incurred for the three and nine months ended September 30, 2017.

Income from Operations

For the three months ended September 30, 2017, income from operations was $489,000, as compared to income from operations of $1,119,515 for the three months ended September 30, 2016, a decrease of $630,515, or 56.32%. The decrease was primarily attributable to the decrease in gross profit from “Others” segment.

For the nine months ended September 30, 2017, income from operations was $11,000,325, as compared to income from operations of $3,505,580 for the nine months ended September 30, 2016, an increase of $7,494,745, or 213.79%. The increase was primarily attributable to the increase in gross profit from TCM raw materials segment.

Other Income (Expenses)

For the three months ended September 30, 2017, total other income was $126,017 as compared to total other expense of $38,977 for the three months ended September 30, 2016. The increase was primarily attributable to the increase of exchange gain of $181,454

For the nine months ended September 30, 2017, total other income was $40,109 as compared to total other expense of $68,435 for the nine months ended September 30, 2016. The increase was primarily attributable to the increase of exchange gain of $140,510.

Net Income

As a result of the factors described above, our net income was $614,407 or $0.01 (basic and diluted), for the three months ended September 30, 2017, as compared to net income of $1,080,538 or $0.02 (basic and diluted), for the three months ended September 30, 2016. As a result of the factors described above, our net income was $11,039,824 or $0.21 and $0.20 (basic and diluted, respectively), for the nine months ended September 30, 2017, as compared to net income of $3,437,145 or $0.07 (basic and diluted), for the nine months ended September 30, 2016.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2017, we reported an unrealized gain on foreign currency translation of $790,549, as compared to a loss of $198,125 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, we reported an unrealized gain on foreign currency translation of $1,870,030, as compared to a loss of $1,096,794 for the nine months ended September 30, 2016. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income

For the three months ended September 30, 2017, comprehensive income of $1,404,956 was derived from the sum of our net income of $614,407 with foreign currency translation gain of $790,549. For the three months ended September 30, 2016, comprehensive income of $882,413 was derived from the sum of our net income of $1,080,538 with foreign currency translation loss of $198,125.

For the nine months ended September 30, 2017, comprehensive income of $12,909,854 was derived from the sum of our net income of $11,039,824 with foreign currency translation gain of $1,870,030. For the nine months ended September 30, 2016, comprehensive income of $2,340,351 was derived from the sum of our net income of $3,437,145 with foreign currency translation loss of $1,096,794.

Segment Information

For the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extract used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extract, essential oil soaps, complex taxus cuspidate extract, and northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of export commodities are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended September 30, 2017 and 2016 was as follows:

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues
TCM raw materials	$-	$2,939,959	$2,939,959	$-	$6,873,988	$6,873,988
Yew trees	9,906	-	9,906	-	-	-
Handicrafts	2,916	-	2,916	1,087	-	1,087
Others	7,259,474	1,352,660	8,612,134	7,792,024	-	7,792,024
Total revenues	$7,272,296	$4,292,619	$11,564,915	$7,793,111	$6,873,988	$14,667,099

Cost of Revenues
TCM raw materials	$-	$2,021,300	$2,021,300	$-	$5,618,504	$5,618,504
Yew trees	7,897	-	7,897	-	-	-
Handicrafts	2,487	-	2,487	14,486	-	14,486
Others	7,361,279	1,422,036	8,783,315	7,615,077	-	7,615,077
Total cost of revenues	$7,371,663	$3,443,336	$10,814,999	$7,629,563	$5,618,504	$13,248,067

Information with respect to these reportable business segments for the nine months ended September 30, 2017 and 2016 was as follows:

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues
TCM raw materials	$-	$17,011,006	$17,011,006	$-	$24,063,798	$24,063,798
Yew trees	9,906	-	9,906	23,246	-	23,246
Handicrafts	5,284	-	5,284	97,560	-	97,560
Others	16,665,899	1,352,660	18,018,559	15,162,974	-	15,162,974
Total revenues	$16,681,089	$18,363,666	$35,044,755	$15,283,780	$24,063,798	$39,347,578

Cost of Revenues
TCM raw materials	$-	$5,031,434	$5,031,434	$-	$19,820,917	$19,820,917
Yew trees	7,897	-	7,897	19,458	-	19,458
Handicrafts	4,663	-	4,663	91,145	-	91,145
Others	16,719,166	1,422,036	18,141,202	14,953,804	-	14,953,804
Total cost of revenues	$16,731,726	$6,453,470	$23,185,196	$15,064,407	$19,820,917	$34,885,324

 TCM raw materials

During the three months ended September 30, 2017, we sold 11,902 kg of TCM raw materials as compared to 76,517 kg of TCM raw materials during the three months ended September 30, 2016, an 84.45% decrease in sales volume primarily attributable to decrease in sales volume to our related party, Yew Pharmaceutical.

During the nine months ended September 30, 2017, we sold 77,383 kg of TCM raw materials as compared to 113,713 kg of TCM raw materials during the nine months ended September 30, 2016, a 31.95% decrease in sales volume primarily attributable to decrease in sales volume to our related party, Yew Pharmaceutical.

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

For the three months ended September 30, 2017 and 2016, we had revenue of $2,939,959 and $6,873,988, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended September 30, 2017 and 2016, no revenue from the sale of TCM raw materials to third parties.

For the nine months ended September 30, 2017 and 2016, we had revenue of $17,011,006 and $24,063,798, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the nine months ended September 30, 2017 and 2016, no revenue from the sale of TCM raw materials to third parties.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

Sales volume was summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales volume - third parties (kg)	-	-	-	-
Sales volume - related party (kg)	11,902	76,513	77,383	113,713
Total sales volume	11,902	76,513	77,383	113,713

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the three months ended September 30, 2017, we sold approximately 260 pieces of yew seedlings and trees, as compared to approximately 4,860 pieces of yew seedlings and trees for the three months ended September 30, 2016, a decrease in volume of 94.7%.

During the nine months ended September 30, 2017, we sold approximately 260 pieces of yew seedlings and trees, as compared to approximately 4,860 pieces of yew seedlings and trees for the nine months ended September 30, 2016, a decrease in volume of 94.7%.

The decrease in revenue of yew tree for the three and nine months ended September 30, 2017 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales as compared to the three and nine months ended September 30, 2016.

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

Handicrafts

During the three months ended September 30, 2017 and 2016, revenue from the sale of handicrafts made from yew timber amounted to $2,916 and $1,087, respectively, increase of $1,829, or 168.26%. During the nine months ended September 30, 2017 and 2016, revenue from the sale of handicrafts made from yew timber amounted to $5,284 and $97,560, respectively, decrease of $92,276, or 94.58%. The decrease in revenues of handicrafts was mainly due to the decline in market demands.

We continued to evaluate the effectiveness and design of our selling efforts in the handicraft segment which had included establishing the appropriate sales volume goals with our distributors to reach our desired sales volume of handicrafts.

Others

During the three months ended September 30, 2017, we sold $nil yew candles, 2,160 kilograms complex taxus cuspidate extract in the amount of $7,259,474 to third party. For the same period, we sold 240 kilograms northeast yew extract in amount of $1,352,660 to a related party. During the nine months ended September 30, 2017, we sold approximately 99,504 yew candles, 3,090 kilograms of pine needle extract, and 2,160 kilograms of complex taxus cuspidate extract in amount of $16,665,899 to third party. For the same period, we sold 240 kilograms northeast yew extract in the amount of $1,352,660 to a related party.

During the three months ended September 30, 2016, we sold approximately 22,008 yew candles, 3,600 kilograms pine needle extract, and 385 bottles of “Auri Essence” in the amount of $7,792,024 to third party. During the nine months ended September 30, 2016, we sold approximately 30,408 yew candles, 6,960 kilograms pine needle extract and 425 bottles of “Auri Essence” in amount of $15,162,974 to third party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2017 and December 31, 2016, we had cash balances of $1,339,673 and $278,991, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2016 to September 30, 2017:

			December 31, 2016 to September 30, 2017
Category	September 30, 2017	December 31, 2016	Change	Percentage change
Current assets:
Cash	$1,339,673	$278,991	$1,060,682	380.19%
Accounts receivable	11,743,961	14,467,852	(2,723,891)	(18.83)%
Accounts receivable - related parties	18,499,561	6,941,931	11,557,630	166.49%
Inventories, net	9,362,578	10,296,792	(934,214)	(9.07)%
Prepaid expenses and other assets	92,442	75,743	16,699	22.05%
Prepaid expenses - related parties	61,030	76,035	(15,005)	(19.73)%
VAT recoverables	622,134	1,655,954	(1,033,820)	(62.43)%
Current liabilities:
Accounts payable	1,076,485	2,700,148	(1,623,663)	(60.13)%
Accounts payable - related parties	49,198	638,318	(589,120)	(92.29)%
Accrued expenses and other payables	153,408	379,294	(225,886)	(59.55)%
Notes payable	1,206,702	1,156,444	50,258	4.35%
Taxes payable	4,886	16,520	(11,634)	(70.42)%
Due to related parties	678,410	883,596	(205,186)	(23.22)%
Short-term borrowings	4,758,689	1,723,865	3,034,824	176.05%
Working capital:
Total current assets	$41,721,379	$33,793,298	$7,928,081	23.46%
Total current liabilities	7,927,778	7,498,185	429,593	5.73%
Working capital	$33,793,601	$26,295,113	$7,498,488	28.52%

Our working capital increased by $7,498,488 to $33,793,601 at September 30, 2017, from working capital of $26,295,113 at December 31, 2016. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable - related parties of $11,557,630

●	an increase in cash of $1,060,682

●	a decrease in accounts payable of $1,623,663

partially offset by:

●	a decrease in accounts receivable of $2,723,891

●	an increase in short-term borrowings of $3,034,824

●	a decrease in VAT recoverables of $1,033,820

For the nine months ended September 30, 2017, net cash flow used in operating activities was approximately $954,000, as compared to net cash flow provided by operating activities of approximately $362,000 for the nine months ended September 30, 2016, a decrease of approximately $1,316,000. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2017, net cash flow used operating activities of approximately $954,000 was primarily attributable to:

●	net income of approximately $11,039,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $51,000, amortization of land use rights and yew forest assets of approximately $138,000, and stock-based compensation of approximately $94,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts receivable-related parties of approximately $11,006,000, a decrease in inventories of approximately $3,278,000, a decrease in accounts payable of approximately $1,698,000.

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $3,276,000.

For the nine months ended September 30, 2016, net cash flow provided by operating activities was approximately $362,000, as compared to net cash flow used in operating activities of approximately $1,207,000 for the nine months ended September 30, 2015, an increase of approximately $1,569,000. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2016, net cash flow provided by operating activities of approximately $362,000 was primarily attributable to:

●	net income of approximately $3,437,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $89,000 and amortization of land use rights and yew forest assets of approximately $8,784,000, stock-based compensation of approximately $245,000; and

●	the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable – related party of approximately $2,806,000 partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $4,873,000, an increase in inventory of approximately $10,567,000 and an increase in VAT recoverables of approximately $1,899,000.

Net cash flow used in investing activities was approximately $794,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we have made payment in approximately $794,000 for purchase of land use rights and yew forest assets. Net cash flow used in investing activities was approximately $7,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we have made payment in approximately $7,000 for property and equipment.

Net cash flow provided by financing activities was approximately $2,777,000 for the nine months ended September 30, 2017 and consisted of proceeds of approximately $7,881,000 proceeds from short-term borrowings and repayment of short-term borrowings in the amount of approximately $4,998,000. Net cash flow used in financing activities was approximately $48,000 for the nine months ended September 30, 2016 and consisted of proceeds of approximately $180 from a related party and repayments of approximately $49,000 to our related party.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2017 and December 31, 2016, approximately $49.4 million and $37.4 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research as development services with us.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $1,870,030 and a foreign currency translation loss of $1,096,794 for the nine months ended September 30, 2017 and September 30, 2016, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2017

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

