Form 10-K
period 2017-12-31
Yew Bio-Pharm Group, Inc.
filed 2018-04-02
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $5,000,000

As of April 2, 2018, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

YEW BIO-PHARM GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

We operate in four business segments: TCM raw materials, yew trees, handicrafts and others. We sell TCM raw materials in the form of yew tree branches and leaves to our customers, primarily an affiliate, to manufacture TCM containing taxol. We began the TCM raw materials segment in 2010.

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

We also derive a significant amount of our revenue from the sale of yew seedlings and trees to state-owned enterprises and private businesses for reforestation in Heilongjiang Province and Jilin Province, in the northeastern China, as well as the sale of potted yew trees to retail customers. We also generate revenue from the sale of handicrafts, including furniture, made from yew timber. Additionally, we started to sell yew candles in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015. Most of our revenue is derived from the Chinese domestic market for the year ended December 31, 2017.

For the year ended December 31, 2017, revenues from the sale of TCM raw materials represented approximately 49.79% of consolidated revenue (including 49.8% of consolidated revenues from a related party); sale of yew trees represented approximately 0.02% of consolidated revenue; sale of handicrafts represented approximately 0.12% of consolidated revenue; and the sale of the others, which include yew candles, yew essential oil soap and pine needle extracts, represented approximately 50.07% of consolidated revenue. For the year ended December 31, 2016, revenues from the sale of TCM raw materials represented approximately 56.02% of consolidated revenue (including 56.02% of consolidated revenues from a related party); sale of yew trees represented approximately 0.04% of consolidated revenue; and the sale of handicrafts represented approximately 0.19% of consolidated revenue; and the sale of the others, which include yew candles and pine needle extracts, represented approximately 43.74%.

Under Article 27 of the Law of the PRC on Enterprises Income Tax and Article 15 of the provisional regulations of the PRC on Value Added Tax, we do not pay any tax, including income tax and value-added tax, or VAT, in our TCM raw materials and yew tree segments. Our current VAT exemption certificate was issued on December 8, 2016 and effective on the same day. Annual renewal is not required for the Company to continuously enjoy the VAT exemption, and our current income tax exemption certificate is valid from January 1, 2010 through December 31, 2058. We pay taxes on handicrafts made from yew timber, wood ear mushroom, yew candle, yew essential oil soap and pine needle extracts.

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

YBP was incorporated in Nevada on November 5, 2007. YBP’s current executive office is located at 9460 Telstar Avenue Suite 6, El Monte, CA 91731, and our telephone number is (626) 401-9588. Our website is www.yewbiopharm.com . No part of our website is incorporated into this registration statement or any other report we file with the Securities and Exchange Commission.

Industry Overview

Since 1996, we have grown Japanese yew trees (also referred to in China as Northeast yew trees), taxus cuspidate , on mountain hillsides near Harbin and cultivate them in four nurseries we operate near Harbin. We have successfully cultivated more than eight million yew nursery seedlings in four nurseries. These nurseries occupy approximately 19,759 Mu (approximately 2,957 acres) of forested land. We currently have the capacity to grow up to two million yew nursery seedlings annually. We also have contractual rights to use an additional 1,000,000 Mu (approximately 166,667 acre) site in Wuchang, which land we currently do not utilize, for future expansion of our yew tree growing operations.

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

We entered into Cooperation and Development Agreement dated January 9, 2010, or the Development Agreement, with Yew Pharmaceutical, a related party, for the development, production and sale of yew-based TCM. Under the Development Agreement, we sell yew branches and leaves to Yew Pharmaceutical. Yew Pharmaceutical manufactures TCM at its own facilities in Harbin in accordance with the requirements of HFDA. Yew Pharmaceutical is also responsible for producing the finished product in accordance with good manufacturing practice, or GMP, requirements (in this regard, it received a GMP certificate in November 2009), and filing all applications with and obtaining all approvals from the HFDA.

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

Since June 2010, other pharmaceutical companies have been purchasing yew raw materials from us to manufacture and sell TCM similar to Zi Shan in other provinces.

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

Others

The others segment mainly includes the sales of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts. We started to sell yew candle products in the third quarter of 2015, pine needle extracts in the fourth quarter of 2015, yew essential oil soap in the fourth quarter of 2016, complex taxus cuspidate extract and composite northeast yew extract in the third quarter of 2017. The others segment generated $20,298,747 in revenues in 2017.

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

We sold our products to a relatively small number of customers. For the year ended December 31, 2017, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 50% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 43% of our consolidated revenue

For the year ended December 31, 2016, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 56% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 29% of our consolidated revenue

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

Retail prices for potted yew trees are high by Chinese standards, but have remained stable. We provide the potted yew trees that we sell, from our nurseries. The supply of ceramic pots that we purchase from third-party suppliers that we use to transplant cultivated yew trees is good and prices are stable.

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

We started to sell yew candles and pine needle extracts in the third and fourth quarters in 2015.

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

We incurred $0 and $860 of research and development expenses in 2017 and 2016, respectively.

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

Accordingly, the Company rectified this situation by obtaining shareholder approval at the Special Meeting on December 13, 2012 to issue a stock purchase option, each referred to as a Founder’s Option and collectively referred to as the Founders’ Options, to each of Mr. Wang and Madame Qi in an amount equal to the number of shares of YBP common stock that each of them then currently owned. The terms of the Founders’ Options are identical to each other except for the name of the optionee and the number of shares of YBP common stock subject to each such Founder’s Option. Those terms include:

●	the issuance of the Founders’ Options was subject to pre-issuance approval by our shareholders, which approval was obtained at the Special Meeting;

●	each Founder’s Option was fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years; the expiration date for each Founder’s Option is extended to June 30, 2018;

●	each Founder’s Option has a per share exercise price equal to the fair market value of a shares of YBP common stock on the date of grant, or $0.22 per share; and

●	each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The number of shares of YBP common stock subject to each Founder’s Option is as follows:

Number of Optionee	Number of Shares Subject to Founder’s Option
Zhioguo Wang	20,103,475
Guifang Qi	2,488,737

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

To the extent that the Founders’ Options are exercised, the number of shares of YBP common stock then held by each HDS Shareholder could as much as double, which would be highly dilutive to the other existing YBP shareholders. The following chart shows the maximum effect of this dilution assuming full exercise of each Founder’s Option for cash:

Shareholder	Number of Shares Presently Held	Percentage of Issued Shares Presently Held	Number of Shares Held Assuming Exercise of All Founders’ Options	Percentage of Issued Shares Following Exercise of All Founders’ Options
Zhiguo Wang	20,103,475	38.76%	40,206,950	54.27%
Guifang Qi	2,439,737	4.70%	4,928,474	6.65%

All HDS Shareholders as a group (2 persons)	22,543,212	43.46%	45,135,424	60.92%
All other existing shareholders	29,331,788	56.54%	28,956,788	39.08%
Total	51,875,000	100.00%	74,092,212	100.00%

See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Employees

As of December 31, 2017, we had approximately 86 employees, of whom approximately 46 were full-time employees and approximately 40 were part-time employees. Our employees that work in China belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

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

For the year ended December 31, 2017, Yew Pharmaceutical accounted for approximately 100% of our TCM raw materials revenue and approximately 50% of our consolidated revenue. For the year ended December 31, 2016, Yew Pharmaceutical accounted for approximately 100% of our TCM raw materials revenue and approximately 56% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

●	Yew Pharmaceutical accounted for approximately 50% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 43% of our consolidated revenue

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

We owe certain amounts to related parties, including ZTC, Yew Pharmaceutical, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2017, the aggregate amount of these payables was approximately $619,999 and as of December 31, 2016, the aggregate amount of these payables was approximately $883,596. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

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

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $5,180 for the year ended December 31, 2017 and $5,267 for the year ended December 31, 2016, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $20.2 million or 50% of our total revenue for year ended December 31, 2017 and $28.8 million or 56% of our total revenue for the year ended December 31, 2016, respectively; the lease from a company majority-controlled by Mr. Wang and Madame Qi for the growing of yew trees, the lease of which was approximately $24,042 for the year ended December 31, 2017 and $24,443 for the year ended December 31, 2016 respectively. We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

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

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authority will not impose greater restrictions on the convertibility of RMB in the future. Because a significant amount of our future revenue may be in the form of RMB, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in RMB to fund any business activities outside of the PRC or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

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

Presently, the HDS Shareholders collectively own 22,543,212 shares, or 43.45%, of YBP’s common stock, not including certain additional shares they are deemed to beneficially own under applicable SEC rules. The HDS Shareholders serve as the sole directors and executive officers of the Company, other than the chief financial officer, or CFO, position. The Founders’ Options were approved by our shareholders at a special meeting of shareholders, or the Special Meeting, on December 13, 2012, and issued to the HDS Shareholders in December 2012. On September 12, 2017, the board unanimously approved to extend each Founder’s Option of Zhiguo Wang and Guifang Qi for two years to December 31, 2019. As a result, the HDS Shareholders may, upon exercise, own as many as 45,135,424 shares, or 60.92%, of YBP’s common stock. In such event, the HDS Shareholders would have both effective and absolute control of the Company, allowing them, by themselves, to elect all directors of the Company and determine the outcome of most matters placed before the shareholders for action. In fact, Mr. Wang himself could own as many as 40,206,950 shares, or 54.27%, of YBP’s common stock, meaning he could take all such actions by himself.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Office and Retail Space

The principal executive offices of YBP in 2017 were located at 9460 Telstar Avenue, Suite 6, El Monte, California 91731. YBP lease this premise on a renewed 2-year lease at a monthly rent of approximately $3,484.

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

HDS leases approximately 20 square meters of an apartment (“Jixing Lease”) in the Nangang District of Harbin from Guifang Qi, a director of the Company and the wife of Zhiguo Wang. Pursuant to a Lease Contract dated October 1, 2016, the term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. Rent under the Jixing Lease is RMB 10,000 annually. We believe that the rent is at or below market for the space we are occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

HDS leases approximately 3,886 square meters of office space in Beichuan Village (“A cheng Lease”) from Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd., or Pingshan, under a 23-year lease commencing March 20, 2002 and expiring March 19, 2025. We pay rent at an annual rate of RMB 25,000 for each year of the terms as follows: RMB 250,000 on or before December 31, 2012 for the first ten years of the term; RMB 125,000 on or before December 31, 2017 for the next five years of the term; and a final payment of RMB 175,000 on or before the end of the term for the remaining seven years of the term. We made the first payment covering the first ten years of rent in the amount of RMB 250,000 in February 2012.

On January 1, 2010, HDS leases approximately 40 square meters of office space in Xiangfang District (“Office Lease”) of Harbin from Zhiguo Wang, the CEO and CFO of the Company. Rent under the Office Lease is RMB 15,000 annually for a term of 25 years, expiring on December 31, 2025. We believe that the rent is at or below market for the space we are occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

On May 1, 2017, YBP rent an approximately 3,000 square foot supermarket in San Sabriel, California for product exhibition and promotion in California. The lease is on month by month basis and the monthly rent is $2,800.

During 2017, we had unpaid rent of $9,182 to related parties pursuant to the JSJ Lease, Office Lease and A cheng Lease described above and prepaid rent of $57,202 to related parties pursuant to the Jixing Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 in Notes to Consolidated Financial Statements.

Land Use and Similar Agreements

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. Therefore, we have entered into several long-term agreements to use land and/or cultivate yew trees on such land, as summarized in the following table:

Date of Agreement	Transferor (Lessor)	Location	Land Use Area	Term
March 21, 2004	Wuchang City Forestry Bureau	Wuchang City	1,000,000 mu	30 years

March 22, 2004	Chengshan Niu	Beichuan Village, Pingshan Town	125 mu	50 years

April 4, 2004	Pingshan Town Government (Beichuan Village Committee)	Beichuan Village, Pingshan Town	400 mu (1)	50 years

March 25, 2005	ZTC	Lalin Town, Wuchang City	361 mu	30 years

April 2006	Bao Tian and Zhiguo Wang	Beichuan Village, Pingshan Town	5 mu	22 years

January 18, 2008	Shukun Jiang and Shubao Jiang	Pinshan Dalazi Mountain	290 mu	50 years

March 4, 2010	Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.	Pingfangdian, Wuchang City	15,865 mu	45 years

July 18, 2012	Huazhong Liu	Beizhao Village, Hongxing Town, A’cheng District	117.5 mu (2)	16 years

November 15, 2013	Heilongjiang Zishan Gufen Limited, Co.	Wuchang Pingfangdian Forestry Centre, Helongjiang Provence	2,565 mu	38 years

(1)	This agreement provides for 400 mu, which is the total usable area subject to the agreement. A survey completed after the agreement was entered into concluded that a total of 955 mu is covered by the agreement, to which revised amount the parties have agreed.

(2)	This agreement provides for 117.5 mu. A survey completed after the agreement was entered into concluded that a total of 148 mu is covered by the agreement, to which revised amount the parties have agreed.

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

Under an agreement dated April 2006, we lease from an individual and our founder and President, Zhiguo Wang, 5 mu of land in Beichuan Village, Pingshan Town, A’cheng City, Heilongjiang Province. We made a one-time payment to the lessors in the amount RMB 23,201 under this lease, which has a term of 22 years. At the end of the 22- year term of this agreement, we will retain the right to use the land without making further payments.

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

Market Information

The Company’s common stock, par value, $0.001 per share (“Common Stock”) began trading on the Over the Counter Bulletin Board (“OTCQB”) under the symbol “YEWB” on November 27, 2013. Since that time there has been only limited trading. The following table sets forth, for the period indicated, the range of high and low closing “Bid” prices reported by the OTCQB. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid

Fiscal Year Ended December 31, 2016	$0.35	$0.11

January 1 through March 31, 2017	$0.34	$0.22
April 1 through June 30, 2017	$0.28	$0.18
July 1 through September 30, 2017	$0.29	$0.19
October 1 through December 31, 2017	$0.44	$0.19

January 1 through March 31, 2018	$0.40	$0.21

Penny Stock Considerations

The trading of our common stock is deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2017 and 2016, and consolidated financial conditions as of December 31, 2017, and December 31, 2016 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

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

For the years ended December 31, 2017 and 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the “Others” segment, consisting of the sales of yew candles, yew essence oil soaps, pine needle extracts, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the year ended December 31, 2017, revenues from the sale of TCM raw materials represented approximately 49.78% of consolidated revenue (all of consolidated revenues were from a related party); sale of yew trees represented approximately 0.02% of consolidated revenue; sale of handicrafts represented approximately 0.12% of consolidated revenue; and the sale of the others, which include yew candles, yew essence oil soaps, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts, represented approximately 50.07% of consolidated revenue (including 6.72% of consolidated revenues from a related party). For the year ended December 31, 2016, revenues from the sale of TCM raw materials represented approximately 56.02% of consolidated revenue (all of consolidated revenues were from a related party); sale of yew trees represented approximately 0.04% of consolidated revenue; sale of handicrafts represented approximately 0.19% of consolidated revenue; and the sales of others, which include yew candles, yew essence oil soaps, and pine needle extracts, represented approximately 43.74% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses (approximately $1,240,094 and $452,841 for the years ended December 31, 2017 and 2016, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of December 31, 2017, YBP had approximately $859,830 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,051, including approximately $3,051 in cash at December 31, 2017. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of December 31, 2017, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the year ended December 31, 2017.

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

Variable interest entities

Pursuant to ASC 810 and related subtopics related to the consolidation of variable interest entities, we are required to include in our consolidated financial statements the financial statements of VIEs. The accounting standards require a VIE to be consolidated by a company if that company is subject to the risk of loss for the VIE or is entitled to receive the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. HDS is considered a VIE, and we are the primary beneficiary. We entered into agreements with HDS pursuant to which we shall receive 100% of HDS’s net income. In accordance with these agreements, HDS shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, JSJ. JSJ shall supply the technology and administrative services needed to service the HDS.

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

As required by ASC 810-10, we perform a qualitative assessment to determine whether we are the primary beneficiary of HDS which is identified as a VIE of us. A quality assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities including terms of the contracts entered into by the entity, ownership interests issued by the entity and the parties involved in the design of the entity. The significant terms of the agreements between us and HDS are discussed above in the “Corporate Structure and Recapitalization - Second Restructure” section. Our assessment on the involvement with HDS reveals that we have the absolute power to direct the most significant activities that impact the economic performance of HDS. JSJ, our wholly own subsidiary, is obligated to absorb the risk of loss from HDS activities and is entitled to receive HDS’s expected residual returns. In addition, HDS’ shareholders have pledged their equity interest in HDS to JSJ, irrevocably granted JSJ an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in HDS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by JSJ. Under the accounting guidance, we are deemed to be the primary beneficiary of HDS and the results of HDS’ operation are consolidated in our consolidated financial statements for financial reporting purposes.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of December 31, 2017, could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings, yew candles and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials and direct labor.

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handicraft products, sales of yew candles, yew essential oil soap pine needle extracts, complex taxus cuspidate extract, and composite northeast yew extract. Pursuant to the guidance of ASC 605 and ASC 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)”. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard will be effective for us beginning January 1, 2018, with early adoption permitted. The Company elected to adopt the new standard effective January 1, 2018. The Company has identified a provision under the new standard in relation to the incremental cost of obtaining a contract. Based on preliminary results, the Company does not believe the impact would be material.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the full retrospective method to restate prior reporting period presented.

The Company has identified its revenue streams and assessed each for the impacts. The Company had no material impact in the timing or amount of revenue recognized under the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) and must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

The standard will be effective for us beginning January 1, 2019, with early adoption permitted. We plan to adopt the standard effective January 1, 2019. We anticipate this standard will have a material impact on our consolidated balance sheets. However, we do not expect adoption will have a material impact on our consolidated statements of income. While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.

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

In May 2017, the FASB issue ASU 2017-09, “Compensation – stock compensation (Topic 718): scope of modification accounting”. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of the adoption of ASU No. 2018-02 on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Years Ended December 31,
	2017	2016
Revenues - third parties	$17,634,466	$22,581,267
Revenues - related parties	22,905,224	28,766,815
Total revenues	40,539,690	51,348,082
Cost of revenues - third parties	17,810,948	24,688,860
Cost of revenues - related parties	17,666,765	23,424,644
Total cost of revenues	35,477,713	48,113,504
Gross profit	5,061,977	3,234,578
Operating expenses	1,737,323	1,113,220
Income from operations	3,324,654	2,121,358
Other expenses	(111,006)	(96,458)
Income Tax	(614)	(18,009)
Net income	3,213,034	2,006,891
Other comprehensive income (loss):
Foreign currency translation adjustment	2,673,336	(2,632,390)
Comprehensive income (loss)	$5,886,370	$(625,499)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

For the year ended December 31, 2017, we had total revenues of $40,539,690, as compared to $51,348,082 for the year ended December 31, 2016, a decrease of $10,808,392 or 21.05%. The decrease in total revenue was attributable to the decrease in revenues from TCM raw materials, yew trees, handicrafts and others segments.

Total revenue is summarized as follows:

	Years Ended December 31,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$20,180,406	$28,766,815	$(8,586,409)	(29.85)%
Yew trees	9,978	22,859	(12,881)	(56.35)%
Handicrafts	50,559	98,203	(47,644)	(48.52)%
Others	20,298,747	22,460,205	(2,161,458)	(9.62)%
Total	$40,539,690	$51,348,082	$(10,808,392)	(21.05)%

For the year ended December 31, 2017 compared to December 31, 2016, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related party, Yew Pharmaceutical. The decrease in revenue of yew trees was mainly attributable to the Company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The decrease in revenue of others was mainly attributable to the decrease in demand of yew candles, pine needle extract, handmade essential oil soaps, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the year ended December 31, 2017, cost of revenues amounted to $35,477,713 as compared to $48,113,504 for the year ended December 31, 2016, a decrease of $12,635,791 or 26.26%. For the year ended December 31, 2017, cost of revenues accounted for 87.51% of total revenues compared to 93.70% of total revenues for the year ended December 31, 2016.

Cost of revenues by product categories is as follows:

	Years Ended December 31,		Increase	Percentage
	2017	2016	(Decrease)	Change
TCM raw materials	$14,941,841	$23,424,644	$(8,482,803)	(36.21)%
Yew trees	7,954	19,135	(11,181)	(58.43)%
Handicrafts	96,914	2,619,023	(2,522,109)	(96.30)%
Others	20,431,004	22,050,702	(1,619,698)	(7.35)%
Total	$35,477,713	$48,113,504	$(12,635,791)	(26.26)%

The decrease in our cost of revenues for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily a result of the decrease in costs of revenue in TCM raw materials, yew trees, handicrafts and others segments.

The decrease in cost of revenues in TCM raw materials, yew trees and others segments were primarily attributable to the decreased sales of TCM raw materials, yew trees and others segments, which were in line with the decrease in revenues.

The decrease in cost of revenues in handicrafts was primarily due to the fact that there was no inventory write-down of yew logs which were used to product handicrafts for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The inventory write-down of yew logs increased the cost of revenues in handicrafts in the amount of $2,499,563 in fiscal year 2016.

Gross Profit

For the year ended December 31, 2017, gross profit was $5,061,977 as compared to $3,234,578 for the year ended December 31, 2016, representing gross profit margins of 12.49% and 6.30%, respectively. Gross profit margins by categories are as follows:

	Years Ended December 31,
	2017	2016	Increase
TCM raw materials	25.96%	18.57%	7.39%
Yew trees	20.28%	16.29%	3.99%
Handicrafts	(91.68)%	(2566.95)%	2475.27%
Others	(0.65)%	1.82%	(2.47)%
Total	12.49%	6.30%	6.19%

The increase in our overall gross profit margin for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to the higher gross margin yields of TCM raw materials and handicrafts.

The increase in our gross margin percentage related to the sale of TCM raw materials for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to the slight decrease in the unit cost of TCM raw materials for the year ended December 31, 2017.

The increase in our gross margin percentage related to the sale of handicrafts for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable no impairment of handicrafts due to obsolete inventory and inventory write-down for the yew logs which were used to product handicrafts for fiscal year 2017.

Selling Expenses

For the year ended December 31, 2017, selling expense was $86,633 as compared to $34,828 for the year ended December 31, 2016, an increase of $51,805, or 148.75%. The increase in our selling expenses for the year ended December 31, 2017 was primarily attributable to increase in advertising cost due to promotion of product and expansion of market, partially offset by decrease in other miscellaneous expenses.

General and Administrative Expenses

For the year ended December 31, 2017, general and administrative expenses amounted to $1,650,690, as compared to $1,078,392 for the year ended December 31, 2016, an increase of $572,298 or 53.07%.

General and administrative expenses consisted of the following:

	Years Ended December 31,
	2017	2016
Compensation and related benefits	$818,540	$376,131
Depreciation	28,783	71,713
Travel and entertainment	87,943	142,089
Professional fees	38,294	86,061
Research and development	-	59,754
Other	677,130	342,644
Total	$1,650,690	$1,078,392

The changes in general and administrative expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, consisted of the following:

●	For the year ended December 31, 2017, compensation and related benefits increased by $442,409, or 117.62%, as compared to the year ended December 31, 2016. The increase in compensation and related benefits was mainly attributable to increase in stock-based compensation associated with incremental compensation cost of options due to modification to terms of stock options.

●	For the year ended December 31, 2017, depreciation decreased by $42,930, or 59.86%, as compared to the year ended December 31, 2016. The decrease was primarily attributable to the removal of a car from property, plants and equipment.

●	For the year ended December 31, 2017, travel and entertainment decreased by $54,146, or 38.11% as compared to the year ended December 31, 2016. The decrease was primarily attributable to decrease in travels relating to business coordination during 2017.

●	Professional fees consisted primarily of legal, accounting, investor relations and other fees associated with being a public company in the United States. For the year ended December 31, 2017, professional fees decreased by $47,767, or 55.5%, as compared to the year ended December 31, 2016. The decrease in professional fees was mainly attributable to the decreased accounting and consulting services incurred for the year ended December 31, 2017.

●	For the year ended December 31, 2017, research and developed expense decreased by $59,754, or 100.00% as compared to the year ended December 31, 2016. The decrease was primarily attributable to decrease in research cost from HYF for new products during 2017.

●	For the year ended December 31, 2017, other miscellaneous general and administrative expenses increased by $334,486, or 97.62%, as compared to the year ended December 31, 2016. The increase was primarily attributable was mainly attributable to the increased administrative activities incurred for the year ended December 31, 2017.

Income from Operations

For the year ended December 31, 2017, income from operations was $3,324,654, as compared to income from operations of $2,121,358 for the year ended December 31, 2016, an increase of $1,203,296, or 56.72%. The increase was primarily attributable to the increase in gross profit from TCM raw materials segment and handicrafts segment.

Other Expenses

For the year ended December 31, 2017, total other expense was $111,006 as compared to total other expense was $96,458 for the year ended December 31, 2016. The increase is mainly attributable to the increase of interest expense, partially offset by the increase of exchange gain.

Net Income

As a result of the factors described above, our net income was $3,213,034 or $0.06 per share (basic and diluted), for the year ended December 31, 2017, as compared to net income of $2,006,891 or $0.04 per share (basic and diluted, respectively), for the year ended December 31, 2016.

Foreign Currency Translation Adjustment

For the year ended December 31, 2017, we reported an unrealized gain on foreign currency translation of $2,673,336, as compared to a loss of $2,632,390 for the year ended December 31, 2016. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income (Loss)

For the year ended December 31, 2017, comprehensive income of $5,886,370 was derived from the sum of our net income of $3,213,034 with foreign currency translation gain of $2,673,336. For the year ended December 31, 2016, comprehensive loss of $625,499 was derived from the sum of our net income of $2,006,891 offset with foreign currency translation loss of $2,632,390.

Segment Information

For the year ended December 31, 2017 as compared to the year ended December 31, 2016, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extract, essential oil soaps, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of our operations except sales of yew tree extracts are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2017 and 2016 was as follows:

	For the year ended December 31, 2017			For the year ended December 31, 2016
	Revenues- third parties	Revenues - related parties	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
TCM raw materials	$-	$20,180,406	$20,180,406	$-	$28,766,815	$28,766,815
Yew trees	9,978	-	9,978	22,859	-	22,859
Handicrafts	50,559	-	50,559	98,203	-	98,203
Others	17,573,929	2,724,818	20,298,747	22,460,205	-	22,460,205
Total revenues	$17,634,466	$22,905,224	$40,539,690	$22,581,267	$28,766,815	$51,348,082

Cost of sales:
TCM raw materials	$-	$14,941,841	$14,941,841	$-	$23,424,644	$23,424,644
Yew trees	7,954	-	7,954	19,135	-	19,135
Handicrafts	96,914	-	96,914	2,619,023	-	2,619,023
Others	17,706,080	2,724,924	20,431,004	22,050,702	-	22,050,702
Total cost of revenues	$17,810,948	$17,666,765	$35,477,713	$24,688,860	$23,424,644	$48,113,504

TCM raw materials

During the year ended December 31, 2017, we sold 90,250kg of TCM raw materials as compared to 147,426kg of TCM raw materials during the year ended December 31, 2016, a 38.78% decrease in sales volume primarily attributable to decrease in sales volume to our related party, Yew Pharmaceutical.

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

For the years ended December 31, 2017 and 2016, we had revenue of $20,180,406 and $28,766,815, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the years ended December 31, 2017 and 2016, there was no revenue from the sale of TCM raw materials to third parties.

Zi Shan is marketed and sold exclusively through Yew Pharmaceutical, under the Development Agreement. Yew Pharmaceutical is a major purchaser of our yew raw materials used in the production of TCM and is owned directly and indirectly primarily by Mr. Wang and Madame Qi.

TCM that is produced by manufacturers who buy yew raw material from us is marketed and sold by them to third party users, including hospitals.

Sales volume was summarized as follows:

	Years Ended December 31,
	2017	2016
Sales volume - third parties (kg)	-	-
Sales volume - related party (kg)	90,250	147,426
Total sales volume	90,250	147,426

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Yew trees

During the year ended December 31, 2017, we sold approximately 260 pieces of yew seedlings and trees, as compared to approximately 4,860 pieces of yew seedlings and trees for the year ended December 31, 2016, a decrease in volume of 94.65%.

The decrease in revenue of yew tree for the year ended December 31, 2017 was mainly attributable to the company’s strategy adjustment to reserve more yew trees for future TCM raw materials sales and then normal sales fluctuation as compared to the year ended December 31, 2016.

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

Handicrafts

During the years ended December 31, 2017 and 2016, revenue from the sale of handicrafts made from yew timber amounted to $50,559 and $98,203, respectively, decrease of $47,644, or 48.52%. The decrease in revenues of handicrafts was mainly due to the Company’s strategy of stopping producing and selling of handicrafts due to bad market situation in recent years

Others

During the year ended December 31, 2017, we sold approximately 111,504 yew candles, 3,090 kilograms of pine needle extract, and 2,160 kilograms of complex taxus cuspidate extract, 20 pillows in amount of $17,706,080 to third parties. For the same period, we sold 480 kilograms northeast yew extract in the amount of $2,724,924 to a related party. During the year ended December 31, 2016, we sold approximately 99,000 yew candles, 8,880 kilograms of pine needle extract in the amounts of $22,460,205 to third parties.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2017 and 2016, we had cash balances of $859,830 and $278,991, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2016 to December 31, 2017:

Category	December 31, 2017	December 31, 2016	Change	Percentage change
Current assets:
Cash	$859,830	$278,991	$580,839	208.19%
Accounts receivable	9,881,914	14,467,852	(4,585,938)	(31.70)%
Accounts receivable - related parties	21,847,733	6,941,931	14,905,802	214.72%
Inventories, net	2,579,190	10,296,792	(7,717,602)	(74.95)%
Prepaid expenses and other assets	37,519	74,783	(37,264)	(49.83)%
Prepaid expenses - related parties	57,202	76,995	(19,793)	(25.71)%
VAT recoverables	170,564	1,655,954	(1,485,390)	(89.70)%
Current liabilities:
Accounts payable	460,202	2,700,148	(2,239,946)	(82.96)%
Accounts payable - related parties	50,318	638,318	(588,000)	(92.12)%
Accrued expenses and other payables	162,619	379,294	(216,675)	(57.13)%
Note payable	-	1,156,444	(1,156,444)	(100.00)%
Taxes payable	5,574	16,520	(10,946)	(66.26)%
Due to related parties	619,999	883,596	(263,597)	(29.83)%
Short-term borrowing	6,099,876	1,723,865	4,376,011	253.85%
Working capital:
Total current assets	$35,433,952	$33,793,298	$1,640,654	4.85%
Total current liabilities	7,398,588	7,498,185	(99,597)	(1.33)%
Working capital	$28,035,364	$26,295,113	$1,740,251	6.62%

Our working capital increased by $1,740,251 to $28,035,364 at December 31, 2017, from working capital of $26,295,113 at December 31, 2016. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable - related parties of approximately $14,905,802

●	an increase in cash of $580,839

●	a decrease in accounts payable of approximately $2,239,946

●	a decrease in account payable - related parties of approximately $588,000

●	a decrease in note payable of approximately $1,156,444 partially offset by:

●	a decrease in accounts receivable of approximately $4,585,938

●	a decrease in inventories of approximately $7,717,602

●	a decrease in VAT recoverables of approximately $1,485,390

●	an increase in short-term borrowing of approximately $4,376,011

For the year ended December 31, 2017, net cash flow used in operating activities was $2,620,269, as compared to net cash flow provided by operating activities of $643,031 for the year ended December 31, 2016, a decrease of $3,263,300. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2017, net cash flow used in operating activities of $2,620,269 was primarily attributable to:

●

net income of approximately $3,213,034 adjusted for the add-back of non-cash items, such as depreciation of approximately $68,000, amortization of land use rights and yew forest assets of approximately $3,679,000, and stock-based compensation of approximately $709,000; and

the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts receivable-related parties of approximately $13,904,000, a decrease in accounts payable of approximately $2,325,000, and a decrease in note payable of approximately $1,211,000.
partially offset by:
●	the use of cash from changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $5,350,000, and decrease in VAT recoverables of approximately $1,537,000.

For the year ended December 31, 2016, net cash flow provided by operating activities of $643,031 is primarily attributable to:

●	net income of approximately $2,006,891 adjusted for the add-back of non-cash items, such as depreciation of approximately $112,282 and amortization of land use rights and yew forest assets of approximately $8,819,008, and stock-based compensation of approximately $31,466; and
partially offset by:

●	the usage of cash in operations by changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $11,345,374, an increase in accounts receivable - related party of approximately $915,034, and an decrease in inventories of approximately $4,080,175, offset by increase in Accounts payable approximately $2,808,000;

Net cash flow used in investing activities was approximately $799,070 for the year ended December 31, 2017. During the year ended December 31, 2017, we have made payment in approximately $799,000 for purchase of land use right and yew forest assets. Net cash flow provided by investing activities was approximately $234,910 for the year ended December 31, 2016. During the year ended December 31, 2016, we have changes in restricted cash for approximately 296,000, and purchase of property and equipment of approximately $62,000.

Net cash flow provided by financing activities was approximately $3,925,000 for the year ended December 31, 2017 and consisted proceeds of approximately $10,940,000 from bank loan, repayment of approximately $6,845,000 of bank loan, and repayment of approximately $171,000 to our related party. Net cash flow used in financing activities was approximately $1,261,815 for the year ended December 31, 2016 and consisted of repayment of short-term borrowings of approximately $3,022,000, and proceeds of approximately $1,809,000 from bank loan.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of December 31, 2017, and December 31, 2016, approximately $44.9 million and $37.4 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of December 31, 2017, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Years Ended December 31:
2017	$6,444
2018	2,220
2019	122,429
2020	2,220
2021	2,220
Thereafter	272,975
Total	$408,508

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on those evaluations, which identified material weaknesses in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

We expect the material weaknesses will be remediated by the end of fiscal year 2018. Until such time, however, as these material weaknesses in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2017.

Remediation of Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2018. Specifically, we plan to recruit more accounting staff, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2018 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the material weaknesses we have identified in fiscal year 2017. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers as of December 31, 2017, and additional information concerning them are as follows:

Name	Age	Position
Zhiguo Wang	56	Chief Executive Officer, President, Chairman of the Board and Chief Financial Officer
Guifang Qi	56	Secretary and Director
Xuehai Wu	44	Director

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

EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2017, 2016 and 2015. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhiguo Wang	2017	6,216	—	—	—	—	—	—	6,216
President,	2016	6,320	—	—	—	—	—	—	6,320
Chief Executive Officer	2015	6,031	—	—	__	—	—	—	6,031

Guifang Qi	2017	69,600	—	—	—	—	—	—	69,600
Treasurer, YBP and	2016	69,600	—	—	—	—	—	—	69,600
Vice General Manager, HDS	2015	51,860	—	—	__	—	—	—	51,860

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

The terms of each Founder’s Option are identical to each other except for the name of the optionee and the number of shares of the Company’s common stock subject to each such Founder’s Option. The principal terms of the Founders’ Options include the following:

●	each Founder’s Option is fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years from the date of issuance; the expiration date for each Founder’s Option is extended to June 30, 2018

●	each Founder’s Option is exercisable at $0.22 per share; and

●	each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2017.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Zhiguo Wang	20,103,475	—	—	0.22	6/30/2018	—	—	—	—
Guifang Qi	2,488,737	—	—	0.22	6/30/2018	—	—	—	—
Xuehan Wu	213,300	—	—	0.22	12/13/2017	—	—	—	—

We are authorized to issue up to 15,000,000 shares of common stock for grants under the 2012 Plan, which was adopted by our Board of Directors on September 25, 2012 and approved by our shareholders at the Special Meeting on December 13, 2012.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017,

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

The following table sets forth, as of March 31, 2017, the number of shares of our common stock owned of record and beneficially by all directors, executive officers, nominees for director and persons who beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Executive Officers:
Zhiguo Wang (2)(3) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	24,795,149	47.8%

Guifang Qi (2)(4) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	24,795,149	47.8%

Xuehai Wu (5) 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	-0-

All Directors and Executive Officers and Nominees as a group (3 persons)	24,795,149	47.8%

*	less than 1%
(1)	Percentage ownership is based on 51,875,000 74,597,212 shares of YBP common stock deemed outstanding on December 31, 2017, assuming exercise of all outstanding Founders’ Options and granted Director’s Options, all of which are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Zhiguo Wang and Guifang Qi are husband and wife.
(3)	Consists of (i) 20,103,475 shares held by Mr. Wang; (ii) 2,439,737 shares held by Madame Qi; and (iii) 2,202,937 shares held by an immediate family member living in Mr. Wang’s and Madame Qi’s residence and as to which Mr. Wang disclaims beneficial ownership; (iv) 20,103,475 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days; and (v) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days.
(4)

Consists of (i) 2,439,737 shares held by Madame Qi; (ii) 20,103,475 shares held by Mr. Wang; and (iii) 2,202,937 shares held by an immediate family member living in Mr. Wang’s and Madame Qi’s residence and as to which Madame Qi disclaims beneficial ownership; (iv) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days; and (v) 20,103,475 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days.

(5)	Mr. Wu owns options which are exercisable into 200,000 shares, of which 130,000 shares can be exercised by Mr. Wu within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles and pine needle extracts as finished goods and then sells to third party and related party.

For the years ended December 31, 2017 and 2016, total sales to Yew Pharmaceutical under the above agreement amounted to $20,180,406 and $28,766,815, respectively. At December 31, 2017 and 2016, the Company had $21,647,828 and $6,941,931 accounts receivable from Yew Pharmaceutical, respectively.

For the years ended December 31, 2017 and 2016, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts from Yew Pharmaceutical amounted to $15,042,178 and $34,824,694, respectively. For the years ended December 31, 2017 and 2016, the products purchased from Yew Pharmaceutical in the amount of $21,807,365 and $21,996,839 were sold and included in the total cost of revenues of $35,477,713 and $48,113,504, respectively.

For the years ended December 31, 2017 and 2016, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $0 and $5,235, respectively. For the years ended December 31, 2017 and 2016, the products purchased from Yew Pharmaceutical in the amount of $21,100 and $3,748 were sold and included in the total cost of revenues of $35,477,713 and $48,113,504, respectively. HFY had accounts payable of $50,318 and $47,149 to Yew Pharmaceutical at December 31, 2017 and 2016, respectively.

At December 31, 2017 and December 31, 2016, HYF had $39,974 and $37,457, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2017 and 2016, HBP paid off operation expense on behalf of HYF in the amount of $38,140 and $34,320, respectively. As of December 31, 2017 and 2016, HYF had due to HBP in the amount of $101,697 and $58,178, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2017 and 2016, rent expense related to the ZTC Lease amounted to $24,042 and $24,443, respectively. At December 31, 2017 and 2016, prepaid rent to ZTC amounted to $56,177 and $76,035 which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

HDS leases approximately 20 square meters of an apartment (“Jixing Lease”) in the Nangang District of Harbin from Guifang Qi, a director of the Company and the wife of Zhiguo Wang. Pursuant to a Lease Contract dated October 1, 2016, the term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. Rent under the Jixing Lease is RMB 10,000 annually.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2017 and 2016, rent expense related to the Office Lease amounted to $2,220 and $2,257, respectively. As of December 31, 2017 and 2016, the unpaid rent was $1,881 and $1,762 respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the years ended December 31, 2017 and 2016, rent expense related to the JSJ Lease amounted to $1,480 and $1,505, respectively. As of December 31, 2017 and 2016, the unpaid rent was $5,380 and $3,600, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

We have received advanced from, and in the past we have provided advances to, certain of our directors, officers and/or related parties, as follows:

Name of related parties	2017	2016
Zhiguo Wang and other shareholders	$476,407	$782,560

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

During 2017 and 2016, MaloneBailey, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2017, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2017.

	Years ended December 31,
	2017	2016

Audit Fees	$91,000	$86,000
Audit-Related Fees	$-	$889
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$91,000	$86,889

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

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description

3.1(1)	Articles of Incorporation of Yew Bio-Pharm Group, Inc.
3.2(1)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated May 19, 2010
3.3(6)	Certificate of Amendment of Articles of Incorporation of Yew Bio-Pharm Group, Inc. dated December 18, 2012
3.4(1)	Bylaws of Yew Bio-Pharm Group, Inc.
4.1(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.2(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.3(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Xingming Han
4.4(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Heilongjiang Ecology Stock Co. Ltd.
4.5(1)	Equity Transfer Agreement dated February 23, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Yingjun Jiang
4.6(1)	Supplemental Agreement to Equity Transfer Agreement dated February 23, 2010 among Mr. Wang, Madame Qi, Mr. Han, Heilongjiang Ecology Forest Co. Ltd. and Yingjun Jiang
4.7(1)	Debtor’s and Creditors’ Rights Transfer Agreement dated May 10, 2010 among Mr. Wang, Heilongjiang Ecology Stock Co. Ltd., Yingjun Jiang and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited
4.8(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Zhiguo Wang
4.9(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Guifang Qi
4.10(1)	Equity Transfer Agreement dated October 28, 2010 between Heilongjiang Jinshangjing Bio- Technology Development Co., Limited and Xingming Han
4.11(1)	Supplemental Agreement to Equity Transfer Agreement dated February 16, 2011 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Zhiguo Wang, Guifang Qi and Xingming Han
4.12(1)	Exclusive Business Cooperation Agreement dated November 5, 2010 between Heilongjiang Jinshangjing Bio-Technology Development Co., Limited and Harbin Hongdoushan Science and Technology Development Co., Ltd.
4.13(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang
4.14(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi
4.15(1)	Exclusive Option Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han
4.16(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Zhiguo Wang

Exhibit No.	Description

4.17(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Guifang Qi
4.18(1)	Equity Interest Pledge Agreement dated November 5, 2010 among Heilongjiang Jinshangjing Bio-Technology Development Co., Limited, Harbin Hongdoushan Science and Technology Development Co., Ltd. and Xingming Han
4.19(1)	Power of Attorney dated November 5, 2010 - Zhiguo Wang
4.20(1)	Power of Attorney dated November 5, 2010 - Guifang Qi
4.21(1)	Power of Attorney dated November 5, 2010 - Xingming Han
10.1(1)	Cooperation and Development Contract of Yew (taxus) Yinpian dated January 9, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Pharmaceutical Co., Ltd.
10.2(1)	Technology Development Services Agreement dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.3(1)	Technology Development Services Supplementary Agreement dated February 2, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Shanghai Kairun Bio-Pharmaceutical Co., Ltd.
10.4+(1)	Labor Contract effective May 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.5+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.6+(1)	Labor Contract effective April 9, 2009 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.7+(1)	Engagement Agreement dated August 24, 2011 between Yew Bio-Pharm Group, Inc. and CFO On Call Asia, Inc.
10.8(1)	Consulting Agreement dated November 1, 2010 between Yew Bio-Pharm Group, Inc. and Richard Lo
10.9(1)	Joint-Stock Construct Rare Plant Northeast Yew Contract dated March 21, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Wuchang City Forestry Bureau
10.10(1)	Waste Forest Land Transfer Agreement dated March 22, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Chengshan Niu
10.11(1)	Barren Hills and Uncultivated Land Use Right Transfer Agreement dated April 4, 2004 between Harbin Yew Science and Technology Development Co., Ltd. and Pingshan Town Government
10.12(1)	Contract for Seedling Land dated March 25, 2005 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Yew Technology Stock Co.
10.13(1)	Contract for the Transfer of Forest Land Use Right and of the Ownership of Timbers dated January 18, 2008 among Harbin Yew Science and Technology Development Co., Ltd., Shukun Jiang and Shubao Jiang
10.14(1)	Yew Planting Seedlings Transfer Contract dated March 4, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.15(1)	Lease Contract dated March 20, 2002 between Harbin Yew Science and Development Technology Co., Ltd. and Heilongjiang Pingshan Yew Comprehensive Development Co., Ltd.
10.16(1)	Lease Contract dated December 3, 2008 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.17(1)	Lease Contract dated November 15, 2011 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.18(1)	Lease Contract dated January 1, 2010 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.19+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Xingming Han
10.20+(1)	Labor Contract effective April 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Guifang Qi
10.21+(2)	Labor Contract effective May 10, 2012 between Harbin Yew Science and Technology Development Co., Ltd. and Zhiguo Wang
10.22(3)	Forest Transfer Contract for Fuye Field, Beizhao Village, Hongxing Town, Acheng District
10.23(4)	Founder’s Option dated December 13, 2012 issued to Zhiguo Wang
10.24(4)	Founder’s Option dated December 13, 2012 issued to Guifang Qi
10.25(4)	Founder’s Option dated December 13, 2012 issued to Xingming Han
10.26(5)	Yew Bio-Pharm Group, Inc. 2012 Equity Incentive Plan
10.27(7)	Lease Contract dated July 1, 2012 between Heilongjiang JSJ Bio-Technology Development Co., Ltd. and Zhiguo Wang
10.28(8)	Forest and Land Use Right Acquisition Contract dated November 15, 2013 between Harbin Yew Science and Technology Development Co., Ltd. and Heilongjiang Zishan Keji Gufen Limited Company.
21.1*	Subsidiaries of the registrant
24.1*	Power of Attorney (included after signatures hereto)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management compensatory agreement
*	Filed herewith.
(1)	Incorporated by reference from the Company’s registration statement on Form 10, filed with the SEC on May 8, 2012.
(2)	Incorporated by reference from Amendment No. 1 to the Company’s registration statement on Form 10/A, filed with the SEC on June 29, 2012.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2012.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2012.
(5)	Incorporated by reference from the Company’s Proxy Statement, filed with the SEC on October 24, 2012.
(6)	Incorporated by reference from Amendment No.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 23, 2013.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on April 11, 2013
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

Date: April 2, 2018	By:	/s/ ZHIGUO WANG
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

Name	Title	Date

/s/ Zhiguo Wang	Chief Executive Officer, President,	April 2, 2018
Zhiguo Wang	Secretary and Chairman of the Board (Principal Executive Officer)

/s/ Zhiguo Wang	Chief Financial Officer	April 2, 2018
Zhiguo Wang	(Principal Accounting Officer)

/s/ Guifang Qi	Treasurer — Yew Bio-Pharm Group, Inc.	April 2, 2018
Guifang Qi	and Director

/s/ Xuehai Wu	Director	April 2, 2018
Xuehai Wu

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Yew Bio-Pharm Group, Inc. and Subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yew Bio-Pharm Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2012.

Houston, Texas

April 2, 2018

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$859,830	$278,991
Accounts receivable	9,881,914	14,467,852
Accounts receivable - related parties	21,847,733	6,941,931
Inventories, net	2,579,190	10,296,792
Prepaid expenses - related parties	57,202	76,995
Prepaid expenses and other assets	37,519	74,783
VAT recoverables	170,564	1,655,954

Total Current Assets	35,433,952	33,793,298

LONG-TERM ASSETS:
Long-term inventories, net	10,546,648	7,151,613
Property and equipment, net	579,557	692,116
Land use rights and yew forest assets, net	6,369,938	4,558,234

Total Long-term Assets	17,496,143	12,401,963

Total Assets	$52,930,095	$46,195,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$460,202	$2,700,148
Accounts payable - related parties	50,318	638,318
Accrued expenses and other payables	162,619	379,294
Note payable	-	1,156,444
Taxes payable	5,574	16,520
Due to related parties	619,999	883,596
Short-term borrowings	6,099,876	1,723,865

Total Current Liabilities	7,398,588	7,498,185

NONCURRENT LIABILITIES:
Deferred income	359,646	120,973
Total Noncurrent Liabilities	359,646	120,973

Total Liabilities	7,758,234	7,619,158

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at December 31, 2017 and 2016)	51,875	51,875
Additional paid-in capital	10,363,412	9,654,024
Retained earnings	30,287,658	27,074,624
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income (loss)	706,628	(1,966,708)

Total Shareholders’ Equity	45,171,861	38,576,103

Total Liabilities and Shareholders’ Equity	$52,930,095	$46,195,261

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2017	2016
REVENUES:
Revenues	$17,634,466	$22,581,267
Revenues - related parties	22,905,224	28,766,815

Total Revenues	40,539,690	51,348,082

COST OF REVENUES:
Cost of revenues	17,810,948	24,688,860
Cost of revenues - related parties	17,666,765	23,424,644

Total Cost of Revenues	35,477,713	48,113,504

GROSS PROFIT	5,061,977	3,234,578

OPERATING EXPENSES:
Selling	86,633	34,828
General and administrative	1,650,690	1,078,392

Total Operating Expenses	1,737,323	1,113,220

INCOME FROM OPERATIONS	3,324,654	2,121,358

OTHER INCOME (EXPENSES):
Interest expense	(225,023)	(140,844)
Other income (expense)	(33,961)	3,853
Exchange gains	147,978	40,533

Total Other Expenses	(111,006)	(96,458)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,213,648	2,024,900
PROVISION FOR INCOME TAXES	(614)	(18,009)
NET INCOME	$3,213,034	$2,006,891

COMPREHENSIVE INCOME (LOSS):
NET INCOME	$3,213,034	$2,006,891
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	2,673,336	(2,632,390)

COMPREHENSIVE INCOME (LOSS)	$5,886,370	$(625,499)

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	51,875,000
Diluted	53,934,497	51,875,000

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2015	51,875,000	$51,875	$9,622,558	$25,067,733	$3,762,288	$665,682	$39,170,136
Stock-based compensation			31,466				31,466

Net income for the year				2,006,891			2,006,891

Foreign currency translation adjustment						(2,632,390)	(2,632,390)

Balance, December 31, 2016	51,875,000	51,875	9,654,024	27,074,624	3,762,288	(1,966,708)	38,576,103

Stock-based compensation			709,388				709,388

Net income for the year				3,213,034			3,213,034

Foreign currency translation adjustment						2,673,336	2,673,336

Balance, December 31, 2017	51,875,000	$51,875	$10,363,412	$30,287,658	$3,762,288	$706,628	$45,171,861

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,213,034	$2,006,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	67,790	112,282
Amortization of land use rights and yew forest assets	3,678,972	8,819,008
Stock-based compensation	709,388	31,466
Inventory write-down	-	2,499,563
Changes in operating assets and liabilities:
Accounts receivable	5,349,595	(11,345,374)
Accounts receivable - related parties	(13,903,716)	(915,034)
Prepaid and other current assets	40,202	(13,435)
Prepaid expenses - related parties	23,055	23,440
Inventories, net	850,356	(4,080,175)
VAT recoverables	1,537,471	(1,047,212)
Accounts payable	(2,325,337)	2,807,954
Accounts payable - related parties	(607,503)	626,557
Accrued expenses and other payables	(195,047)	362,600
Due to related parties	(58,417)	9,635
Note payable	(1,210,833)	615,408
Deferred income	221,992	126,392
Taxes payable	(11,271)	3,065

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,620,269)	643,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	296,419
Purchase of property and equipment	-	(61,509)
Purchase of land use rights and yew forest assets	(799,070)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(799,070)	234,910

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	10,940,220	1,809,189
Repayments of short-term borrowings	(6,844,634)	(3,022,055)
Proceeds from related party	-	81
Repayments to related parties	(170,875)	(49,030)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,924,711	(1,261,815)

EFFECT OF EXCHANGE RATE ON CASH	75,467	(18,743)

NET INCREASE (DECREASE) IN CASH	580,839	(402,617)

CASH - Beginning of the year	278,991	681,608

CASH - End of the year	$859,830	$278,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$189,403	$145,452
Income taxes	$18,328	$24,451

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$38,140	$88,088
Property and equipment paid by related party	$-	$82,491
Settlement of due to related party with property and equipment	$82,491	$-
Reclassification of inventories to land use rights and yew forest assets	$4,331,025	$-

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

As of December 31, 2017, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (“HYF”), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company’s entrance into the organic food and functional beverage market. HYF had limited operation activities for the years ended December 31, 2017 and 2016.

On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (“MC”), in the State of California to sell yew oil candles and yew oil soaps in American market. MC had limited operation activities for the years ended December 31, 2017 and 2016. On January 1, 2017, YBP transferred its 49% equity interest in MC to HDS.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; (3) manufacturing and selling furniture and handicrafts made of yew tree timber; and (4) selling agricultural products (wood ear mushroom related) and export products (Yew candles, pine needle extracts, complex taxus cuspidate extract, composite northeast yew extract, and yew essential oil soap). The Company’s operating VIE and its subsidiary are located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2017 and 2016, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	December 31, 2017	December 31, 2016
Assets
Cash	$798,514	$249,868
Accounts receivable	9,841,841	14,427,767
Accounts receivable - related parties	21,847,733	6,941,931
Inventories (current and long-term), net	10,680,304	16,746,205
Prepaid expenses and other assets	26,637	34,867
Prepaid expenses - related parties	57,202	76,995
Property and equipment, net	573,563	595,338
Land use rights and yew forest assets, net	6,326,529	4,558,233
VAT recoverables	170,564	1,655,954
Total assets of VIE and its subsidiary	$50,322,887	$45,287,158
Liabilities
Accrued expenses and other payables	$162,004	$375,262
Accounts payable	325,117	2,654,067
Accounts payable-related parties	50,318	638,318
Taxes payable	-	11,789
Due to VIE holding companies	590,300	560,036
Short-term borrowings	6,099,876	1,723,865
Note payable	-	1,156,444
Deferred income	359,646	120,973
Due to related parties	145,474	157,484
Total liabilities of VIE and its subsidiary	$7,732,735	$7,398,238

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

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and Date of Incorporation	Registered Capital		Effective Ownership		Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$	100,000	100%		Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$	10,000	100%		Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB	45,000,000	Contractual arrangements		Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB	100,000	100	%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016			100	%(2)	Sales of yew oil candles and yew oil soaps

(1)	Wholly-owned subsidiary of HDS
(2)	51% owned by YBP and 49% owned by HDS

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

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, inventories, current portion, prepaid expenses and other assets, VAT recoverables, accounts payable, accrued expenses and other payables, note payable, short-term borrowings and taxes payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature

Reclassifications

Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. This reclassification has resulted in no changes to the Company’s financial position or results of operations presented.

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

At December 31, 2017 and 2016, the Company’s cash balances by geographic area were as follows:

	December 31, 2017		December 31, 2016
Country:
United States	$58,265	6.8%	$25,958	9.3%
China	801,565	93.2%	253,033	90.7%
Total cash	$859,830	100.0%	$278,991	100.0%

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. As of December 31, 2017 and 2016, the Company has no cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2017 and 2016, the Company has not established, based on a review of its outstanding balances, an allowance for doubtful accounts.

Inventories

Inventories, consisting of raw materials, work in process, yew seedlings and finished goods related to the Company’s yew products are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew wood used in the production of yew products such as furniture, ornaments, and other products containing yew wood, yew foliage and tender conifer foliage. Finished goods consist of yew handicrafts, yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract products.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For years ended December 31, 2017 and 2016, the Company didn’t record any impairment charges on long-lived assets.

Revenue recognition

The Company generates its revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handcraft products, sales of yew essential oil soap, sales of yew candles, sales of pine needle extracts, sales of complex taxus cuspidate extract and sales of composite northeast yew extract. Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured, and no significant obligations remain.

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

Advertising

Advertising is expensed as incurred and is included in selling expenses in the accompanying Consolidated Statements of Income and Comprehensive Income (loss). The Company incurred $0 and $318 for the years ended December 31, 2017 and 2016, respectively.

Shipping costs

Shipping costs are expensed as incurred and included in selling expenses and general and administrative expenses and amount to $47,765 and $21,441 for the years ended December 31, 2017 and 2016, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of salaries paid for the development and improvement of the Company’s products. Research and development costs of the years ended December 31, 2017 and 2016 were $0 and $860, respectively, and are included in general and administrative expenses.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for agricultural products and 17% for handicraft products, yew essential oil soap, yew candles, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

Government grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries and VIEs of the Company. Government grants are recognized when received and all the conditions specified in the grants have been met. In October 2016 and April 2017, the Company received government grants of $120,973 and $217,552, respectively, for afforestation that were recorded initially as deferred income and to be recognized over the periods and in the proportions in which amortization expense on the trees is recognized.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, and the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income (loss) for the years ended December 31, 2017 and 2016 amounted to $2,673,336 and $(2,632,390), respectively.

All of the Company’s revenue transactions are transacted in the functional currency, except for the sales of yew essential oil soap, yew candles, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts in US dollar, which is not the functional currency, RMB.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements are as follows:

	2017	2016
Exchange rate on balance sheet dates:
USD: RMB exchange rate	6.5064	6.9437

Average exchange rate for the year
USD: RMB exchange rate	6.7570	6.6460

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

Comprehensive income

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2017 and 2016 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Segment reporting

ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the year ended December 31, 2017, the Company operated in four reportable business segments: (1) the yew tree segment - the cultivation and sale of yew seedlings and mature trees, (2) the traditional Chinese medicine (“TCM raw materials”) segment - the production and sale of raw materials or yew tree extract used for medicinal application in the pharmaceutical industry, (3) the handicrafts segment - the manufacture and sale of furniture and handicrafts made of yew timber, and (4) the others, mainly consisting of the transactions such as sale of yew essential oil soap, yew candles, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts.

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

Collaborative arrangement

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau (see Note 16), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80%. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2017 and 2016, the Company has not generated any revenues or activity from this collaborative agreement.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)”. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company elected to adopt the new standard effective January 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the full retrospective method to restate prior reporting period presented.

The Company has identified its revenue streams and assessed each for the impacts. The Company expects the adoption of Topic 606 will not have a material impact in the timing or amount of revenue recognized, including the presentation of revenues in the Company’s consolidated statements of income.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

The standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company plans to adopt the standard effective January 1, 2019. The Company anticipates this standard will have a material impact on the Company’s consolidated balance sheets. However, the Company does not expect adoption will have a material impact on the Company’s consolidated statements of income. While the Company is continuing to assess potential impacts of the standard, the Company currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

In May 2017, the FASB issue ASU 2017-09, “Compensation – stock compensation (Topic 718): scope of modification accounting”. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of the adoption of ASU No. 2018-02 on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act was signed into law. The amendments are effective upon addition to the FASB Accounting Standards Codification. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2017 and 2016, inventories consisted of the following:

	December 31, 2017			December 31, 2016
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$62,548	$2,651,272	$2,713,820	$795,985	$2,484,301	$3,280,286
Finished goods	2,475,709	588,444	3,064,153	5,245,771	556,875	5,802,646
Yew seedlings	47,913	9,789,963	9,837,876	3,487,879	5,930,887	9,418,766
Other trees	-	246,695	246,695	779,537	683,323	1,462,860
Total	2,586,170	13,276,374	15,862,544	10,309,172	9,655,386	19,964,558

Inventory write-down	(6,980)	(2,729,726)	(2,736,706)	(12,380)	(2,503,773)	(2,516,153)
Inventories, net	$2,579,190	$10,546,648	$13,125,838	$10,296,792	$7,151,613	$17,448,405

The Company recorded inventory write-down in the amount of $0 and $2,499,563 for the years ended December 31, 2017 and 2016, respectively. The write-down in the value of inventory was based on the management’s specific analysis of future production plan and sales forecasts and was included in the cost of revenues.

Inventories as of December 31, 2017 and 2016 consisted of the inventory purchased from related parties as follows:

	December 31,
	2017	2016
Inventories, net	$1,022,452	$3,655,238
Inventories – related parties, net	1,556,738	6,641,554
Total	$2,579,190	$10,296,792

	December 31,
	2017	2016
Long-term inventories, net	$8,671,571	$5,978,175
Long-term inventories – related parties, net	1,875,077	1,173,438
Total	$10,546,648	$7,151,613

During the year ended December 31, 2017, inventories of yew seedlings in the amount of $4,331,025 were reclassified into land use rights and yew forest assets as the Company changed the use of the inventories into productive assets.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Buildings and building improvements	$674,196	$631,736
Motor vehicles	566,471	618,465
Machinery and equipment	530,051	475,750
Office equipment	31,025	50,595
	1,801,743	1,776,546
Less: accumulated depreciation	(1,222,186)	(1,084,430)
Total property and equipment, net	$579,557	$692,116

For the years ended December 31, 2017 and 2016, depreciation expenses amounted to $67,790 and $112,282, respectively.

NOTE 6 - LAND USE RIGHTS AND YEW FOREST ASSETS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

Yew trees on land containing yew tree forests will be used to supply raw materials such as branches and leaves that will be used by the Company’s customers for production of TCM. The Company amortizes land use rights based on their terms and amortizes yew forest assets over the term of the respective land use rights or expected useful lives. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues. For the years ended December 31, 2017 and 2016, amortization expense amounted to $3,678,972 and $8,819,008, respectively.

As of December 31, 2017, land use rights and yew forest assets consisted of the following:

	Description	Useful life	Acquisition date	Expiration date	Metric acres (“Mu”)
Parcel A	Developing forest land	50	3/2004	3/2054	125
Parcel B	Developing forest land	50	4/2004	4/2054	400
Parcel C	Yew tree forests	30	3/2005	3/2035	361
Parcel D	Yew tree forests and underlying land	50	1/2008	12/2058	290
Parcel E	Yew tree forests and underlying land	45	3/2010	3/2055	15,865
Parcel F	Undeveloped forest land	16	7/2012	3/2028	148
Parcel G	Yew tree forests and underlying land	22	4/2006	1/2028	5
Parcel H	Yew tree forests and underlying land	38	11/2013	11/2051	2,565

At December 31, 2017 and 2016, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2017	December 31, 2016
Land use rights and yew forest assets	16-50 years	$8,760,110	$6,708,537
Less: accumulated amortization		(2,390,172)	(2,150,303)
Land use rights and yew forest assets, net		$6,369,938	$4,558,234

At December 31, 2017 and 2016, yew forest assets purchased from related parties which are included in land use rights and yew forest assets are as follows:

	December 31,
	2017	2016
Land use rights, net	$325,737	$360,687
yew forest assets, net	3,210,195	2,849,506
yew forest assets – related parties, net	2,834,006	1,348,041
Total	$6,369,938	$4,558,234

During the year ended December 31, 2017, the Company purchased the yew seedlings in the amount of $755,661 and transplanted in Parcel E.

During the years ended December 31, 2017 and 2016, the Company cut certain whole yew trees to process TCM raw materials. As the trees could no longer supply branches and leaves, their remaining carrying value in the amount of $3,480,671 and $8,185,557 was transferred to cost of revenues, respectively, and included in the amortization of $3,678,972 and $8,819,008 in the consolidated statements of cash flows for the years ended December 31, 2017 and 2016.

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ended December 31:	Amount
2018	285,947
2019	285,947
2020	285,947
2021	285,947
2022	285,947
2023 and thereafter	4,940,203
Total, net	$6,369,938

NOTE 7 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company, YBP, registered in the State of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as YBP and MC had no U.S. taxable income as of December 31, 2017 and 2016.

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

For the years ended December 31, 2017 and 2016, the provision for income taxes was $614 and $18,009, respectively.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the years ended December 31, 2017 and 2016 are as follows:

	Years Ended
	December 31,
	2017	2016
Tax exemption effect	$1,127,811	$629,937
Tax reduction due to loss carry-forwards	39,037	8,200
Loss not subject to income tax	(437,730)	(180,550)
Basic net income per share effect	$(0.01)	$(0.01)
Diluted net income per share effect	$(0.01)	$(0.01)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
U.S. federal income tax rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC EIT rate	25.00%	25.00%
PRC tax exemption	(19.40)%	(61.96)%
Income tax difference under different tax jurisdictions	(5.31)%	5.36%
Valuation allowance	(0.28)%	32.48%
Effective tax rate	0.01%	0.88%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2017 and 2016, are as follows:

	December 31, 2017	December 31, 2016
Tax benefit of net operating loss carry-forwards	$2,541,363	$2,105,056
Tax benefit of inventory write-down	614,625	624,891
Valuation allowance	(3,155,988)	(2,729,947)
Non-current deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $37.5 million and $33.0 million as of December 31, 2017 and 2016, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2017 and 2016.

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law. The TCJA made substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of foreign earnings through a transition tax and significant changes to the taxation of foreign earnings going forward. These provisions are not effective until January 1, 2018. The carrying value of YBP and MC’s deferred tax assets and valuation allowance are also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will cause an impact the carrying value of these entities’ deferred tax assets and valuation allowance. Under new corporate income tax rate 21%, deferred income tax assets will decrease by $934,561 and valuation allowance will decrease by $934,561. As a result, the net effect of the tax reform enactment on financial statements will be $0.

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products and 17% for handicrafts, yew candles complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company up to December 31, 2017. The company’s sales of yew candles, handmade essence oil soaps, and pine needle extracts and export products are under VAT tax-exempt treaty and thus are eligible for return of VAT-IN. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same fiscal year.

NOTE 8 - SHORT-TERM BORROWINGS AND NOTE PAYABLE

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

On November 10, 2016, HDS entered into a loan agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch, pursuant to which the Company obtained a bank loan in the amount of RMB1,970,000 (approximately $290,000), payable on November 9, 2017. HDS paid off the loan in full on November 9, 2017. On November 15, 2017, HDS obtained another loan in the amount of RMB10,000,000 (approximately $1,509,000), payable on October 20, 2018. The loan carries an interest rate of 4.100% per annum and is payable at maturity. The proceeds of the loan were used by the Company to purchase raw materials. Madam Qi has secured the loan with her personal assets. In addition, Yew Pharmaceutical, Zhiguo Wang, Yicheng Wang, and Yuqi Mao, the spouse of Yicheng Wang provided guarantees to the loan.

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. During the year ended December 31, 2017, the Company obtained short-term loans from CEB in the total amount of $7,960,000 under this credit agreement and paid off in the total amount of $5,090,000. As of December 31, 2017, the balance of loans borrowed from CEB was $2,870,000. These loans carry interest rates ranging from 4.30% to 4.60% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

On November 4, 2016, HDS issued a commercial acceptance note to Yew Pharmaceutical with the principal amount of RMB8,030,000 (approximately $1,188,000) to pay partial of the account payable owed. The commercial acceptance note was due on November 4, 2017 with no interest, secured by Madam Qi’s personal assets and guaranteed by Madam Qi, Zhiguo Wang, Yicheng Wang, Yuqi Mao and Yew Pharmaceutical. HDS paid off the commercial acceptance note in full on November 6, 2017.

NOTE 9 - STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. The 875,000 shares were issued on July 22, 2014 and the fair value of these shares of $131,250 was fully expensed for the year ended December 31, 2014. The 375,000 shares were not issued up to date of filing of this report and the fair value of these shares of $65,856 was fully expensed for the year ended December 31, 2015 based on the SPA.

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

On February 1, 2017, the Company’s board of directors in lieu of an established compensation committee granted options according to the Corporation’s 2012 Equity Incentive Plan to their employee, Jianping Han (the “Optionees IV”). Within the stock option agreement, the Optionees IV was issued 50,000 shares of common stock of the Company at an exercise price of $0.25 per share. The option has a term of four years and expires on February 1, 2021 from February 1, 2017, vesting commencement date. The options vest immediately on the grant date.

On October 13, 2017, the Board approved to extend the expiration date for the options issued to Zhiguo Wang and Guifang Qi from December 13, 2017 to June 30, 2018. The Company treated this extension as a modification of the award upon the directors’ extraordinary services rendered to the Company and recognized incremental compensation cost. The Company measured the incremental compensation cost as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. As a result of these modifications, the Company recognized incremental compensation cost of $602,439 in stock-based compensation expense during the year ended December 31, 2017, and the weighted average remaining contractual life changed to 0.5 years.

The fair value of the Company’s option as of the date of grant for the years ended December 31, 2017 and 2016 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
HengJiang Pang	3.025	202%	0.97	-	36,906
Tong Liu	3.025	202%	0.97	-	36,906
Xuehai Wu	3.025	202%	0.97	-	36,906
Lifan Liu	1.5	212%	0.14	-	38,876
Weiran Lu	1.5	212%	0.14	-	38,876
Junzhong Wu	1.5	212%	0.14	-	19,438
Guobin Zhou	1.5	212%	0.14	-	19,438
Binbin Lou	1.5	212%	0.14	-	38,876
Wei Zhang	1.5	212%	0.14	-	38,876
Songshan Zhang	1.5	212%	0.14	-	38,876
Bingtao Li	1.5	212%	0.14	-	19,438
Jianyi Yang	1.5	212%	0.14	-	23,325
Jing Wang	1.5	212%	0.14	-	19,438
Yunli Pei	1.5	212%	0.14	-	38,876
Chunmei Xu	1.5	212%	0.14	-	19,438
Donghui Zhao	1.5	212%	0.14	-	19,438
Xiefeng Liu	2.25	212%	0.53	-	20,735
Lixin Liu	2.25	212%	0.53	-	16,588
Jie Zhang	2.25	212%	0.53	-	41,471
Jilong Yin	2.25	212%	0.53	-	20,735
Long Deng	2.25	212%	0.53	-	20,735
Shiyi Li	3.025	212%	0.96	-	12,886
Xingli Han	3.025	212%	0.96	-	51,543
Yang Jiang	3.025	212%	0.96	-	12,886
Chao Liu	3.025	212%	0.96	-	21,476
Shouhua Zhang	3.025	212%	0.96	-	25,771
Lianfa Sun	3.025	212%	0.96	-	17,181
Jinsong Lv	3.025	212%	0.96	-	17,181
Anna Tang	3.025	212%	0.96	-	12,886
Hong Li	3.025	212%	0.96	-	17,181
Siyuan Wang	3.025	212%	0.96	-	150,333
Yicheng Wang	3.025	212%	0.96	-	150,333
Yuqi Mao	3.025	212%	0.96	-	150,333
Jimin Lu	3.025	212%	0.96	-	12,886
Jinguo Wang	3.025	212%	0.96	-	17,181
Xue Wang	3.025	212%	0.96	-	21,476
Ping Qi	3.025	212%	0.96	-	21,476
Weihong Zhang	3.025	212%	0.96	-	21,476
Hongrun Wang	3.025	212%	0.96	-	21,476
Zhiling Wang	3.025	212%	0.96	-	30,067
Zhigang Wang	3.025	212%	0.96	-	30,067
Zhimin Wang	3.025	212%	0.96	-	30,067
Kaiming Guo	3.025	212%	0.96	-	12,886
Tinghua Xu	3.025	212%	0.96	-	12,886
Shaoming Geng	3.025	212%	0.96	-	17,181
Jing Sun	3.025	212%	0.96	-	17,181
Fengping Dong	3.025	212%	0.96	-	17,181
William B. Barnett	2.250	173%	0.87	-	40,434
Jianping Han	2.000	194%	1.22	-	10,409

Stock option activities for the years ended December 31, 2017 and 2016 are summarized in the following table.

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of year	25,325,512	$0.22	26,805,512	$0.22
Issued	50,000	0.25	200,000	0.25
Exercised	-	-	-	-
Expired	503,300	0.23	960,000	0.23
Forfeited	-	-	720,000	0.23
Balance at end of year	24,872,212	$0.22	25,325,512	$0.22
Options exercisable at end of year	24,772,212	$0.22	24,415,012	$0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2017:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Exercise Price
$0.20-0.25	24,872,212	0.54	$0.22	24,772,212	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value of $0, based upon the Company’s closing stock price of $0.19 as of December 31, 2017. Stock option expense recognized during the years ended December 31, 2017 and 2016 amounted to $709,388 and $31,466, respectively.

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Net income available to common stockholders for basic and diluted net income per share of common stock	$3,213,034	$2,006,891
Weighted average common stock outstanding - basic	51,875,000	51,875,000
Effect of dilutive securities:
Stock options issued to directors/officers/employees	2,059,497	-
Weighted average common stock outstanding - diluted	53,934,497	51,875,000
Net income per common share - basic	$0.06	$0.04
Net income per common share - diluted	$0.06	$0.04

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive included options to purchase common shares of 245,753 and 25,169,896 on a weighted average basis for the years ended December 31, 2017 and 2016, respectively.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

For the years ended December 31, 2017 and 2016, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Years Ended December 31,
Customer	2017	2016
A (Yew Pharmaceutical, a related party)	49.78%	56.02%
B	43.32%	29.24%
C	* %	14.36%

*	Less than 10%

The three largest customers accounted for 99.3% and 99.8% of the Company’s total outstanding accounts receivable at December 31, 2017 and 2016, respectively, of which Heilongjiang Yew Pharmaceutical Co., Ltd., (“Yew Pharmaceutical”), a related party, accounted for 68.3% and 32.4% of total outstanding accounts receivable, respectively; customer B accounted for 31.0% and 35.3% of total outstanding accounts receivable, respectively; customer C accounted for 32.1% of total outstanding accounts receivable at December 31, 2016.

Suppliers

For the years ended December 31, 2017 and 2016, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Years Ended December 31,
Supplier	2017	2016
A (Yew Pharmaceutical, a related party)	53.0%	75.6%

Accounts payable to supplier D, supplier K, and supplier J accounted for 60.2%, 11.6% and 13.4% of the Company’s total accounts payable at December 31, 2017.

Accounts payable to supplier C, supplier D, supplier E, Changzhi Du, a related party of the Company, and supplier F accounted for 24.6%, 24.1%, 17.7% and 15.8% of the Company’s total accounts payable at December 31, 2016.

NOTE 12 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016

Changzhi Du	Legal person of Xinlin before March 1, 2017

Jinguo Wang	Management of HDS and Legal person of Xinlin effective March 2, 2017

Anyangquanfeng Bio Science Inc.	84.72% owned by Mr. Wang

Heilongjiang Yew Medicine Research Institute affiliated clinics	Zhiguo Wang is the Company’s legal person

Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director.

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts as finished goods and then sells to third party and related party.

For the years ended December 31, 2017 and 2016, total revenues to Yew Pharmaceutical under the above agreement amounted to $20,180,406 and $28,766,815, and the corresponding cost of revenues amounted to $14,941,841 and $23,424,644, respectively. At December 31, 2017 and 2016, the Company had $21,647,828 and $6,941,931 accounts receivable from Yew Pharmaceutical, respectively. Subsequent to year end and through the filing date, the Company has collected receivables in an aggregated amount of $9,496,803 from Yew Pharmaceutical.

For the years ended December 31, 2017 and 2016, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts from Yew Pharmaceutical amounted to $15,042,178 and $34,824,694, respectively. For the years ended December 31, 2017 and 2016, the products purchased from Yew Pharmaceutical in the amount of $21,807,365 and $21,996,839 were sold and included in the total cost of revenues of $35,477,713 and $48,113,504, respectively.

For the years ended December 31, 2017 and 2016, HYF purchased wood ear mushroom extracts from Yew Pharmaceutical in the amount of $0 and $5,235, respectively. For the years ended December 31, 2017 and 2016, the products purchased from Yew Pharmaceutical in the amount of $21,100 and $3,748 were sold and included in the total cost of revenues of $35,477,713 and $48,113,504, respectively. HFY had accounts payable of $50,318 and $47,149 to Yew Pharmaceutical at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, HYF had $39,974 and $37,457, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HBP

For the years ended December 31, 2017 and 2016, HBP paid off operation expense on behalf of HYF in the amount of $38,140 and $34,320, respectively. As of December 31, 2017 and 2016, HYF had due to HBP in the amount of $101,697 and $58,178, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

For the years ended December 31, 2016, the Company prepaid $310,334 to HDS Development for purchasing yew seedlings. On June 30, 2016, the prepayment was returned to the Company in full due to the cancellation of the purchase.

Transactions with Changzhi Du

For the years ended December 31, 2017 and 2016, HDS purchased yew seedlings from Changzhi Du in the amount of $1,086,281 and $2,989,558, respectively. As of December 31, 2017 and 2016, the Company had accounts payable of $0 and $591,169 to Changzhi Du, respectively.

Transactions with Jinguo Wang

For the years ended December 31, 2017 and 2016, HDS purchased yew seedlings from Jinguo Wang in the amount of $26,121 and $541,679, respectively. As of December 31, 2017 and 2016, the Company had no accounts payable to Jinguo Wang.

Transactions with Wonder Genesis Global Ltd.

For the years ended December 31, 2017 and 2016, total revenues to Wonder Genesis Global Ltd. amounted to $2,724,818 and $0, and the corresponding cost of revenues amounted to $2,724,924 and $0, respectively. At December 31, 2017 and 2016, the Company has $199,905 and $0 accounts receivable from Wonder Genesis Global Ltd., respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2017 and 2016, rent expense related to the ZTC Lease amounted to $24,042 and $24,443, respectively. At December 31, 2017 and 2016, prepaid rent to ZTC amounted to $56,177 and $76,035 which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2017 and 2016, rent expense related to the Office Lease amounted to $2,220 and $2,257, respectively. As of December 31, 2017 and 2016, the unpaid rent was $1,881 and $1,762 respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the years ended December 31, 2017 and 2016, rent expense related to the JSJ Lease amounted to $1,480 and $1,505, respectively. As of December 31, 2017 and 2016, the unpaid rent was $5,380 and $3,600, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2017 and 2016, rent expense related to the A’cheng Lease amounted $3,700 and $3,762, respectively. At December 31, 2017 and 2016, the unpaid rent was $1,921 and $5,401, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. For the years ended December 31, 2017 and 2016, rent expense related to the Jixing Lease amounted $1,480 and $1,505, respectively. As of December 31, 2017 and 2016, the prepaid rent to Ms. Qi amounted to $1,025 and $960, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances and payables are usually short-term in nature, non-interest bearing, unsecured and payable on demand. During the year ended December 31, 2017, the Company transferred a car with carrying amount of $82,491 to Zhiguo Wang to settle the same amount due to him. Due to Zhiguo Wang and Madame Qi, excluding the unpaid rents disclosed above and the borrowings from Madame Qi as disclosed below, amounted to $41,051 and $178,228 at December 31, 2017 and 2016, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, 2017 and 2018, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016, 2017 and 2018, respectively. During the years ended December 31, 2017 and 2016, the Company made repayments of $170,875 and $49,030 to Madame Qi, respectively. As of December 31, 2017 and 2016, the total borrowings including the interest were $428,095 and $598,970, which was included in due to related parties in the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of December 31, 2017 and 2016, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2017 and 2016, the Company appropriated to the statutory surplus reserve in the amount of $0. The accumulated balance of the statutory reserve of the Company as of December 31, 2017 and 2016 was $3,762,288.

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

For the years ended December 31, 2017 and 2016, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) Others segment, consisting of the sale of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract are conducted in the PRC.

Information with respect to these reportable business segments for the years ended December 31, 2017 and 2016 was as follows:

	For the Years Ended, December 31,
	2017	2016
Revenues:
TCM raw materials	$20,180,406	$28,766,815
Yew trees	9,978	22,859
Handicrafts	50,559	98,203
Others	20,298,747	22,460,205
	$40,539,690	$51,348,082
Cost of revenues:
TCM raw materials	$14,941,841	$23,424,644
Yew trees	7,954	19,135
Handicrafts	96,914	2,619,023
Others	20,431,004	22,050,702
	$35,477,713	$48,113,504
Depreciation and amortization:
TCM raw materials	$190,605	$266,789
Yew trees	42,677	49,838
Handicrafts	911	35,360
Others	24,202	27,084
	$258,395	$379,071
Net income (loss):
TCM raw materials	$4,954,145	$4,987,851
Yew trees	1,883	3,443
Handicrafts	(47,067)	(2,522,031)
Others	(1,695,927)	(462,372)
	$3,213,034	$2,006,891

	December 31, 2017
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$6,369,938	$474,961	$12,066	$92,530	$6,949,495

	December 31, 2016
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$4,558,234	$436,948	$22,218	$232,950	$5,250,350

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,039 is due on the first day of each month of the first year, $3,150 for each month of the second year and $3,261 for each month of the third year. The term of the lease is for 3 years and expires on January 31, 2018. For the years ended December 31, 2017 and 2016, rent expense related to the U.S. principal office lease amounted to $41,804 and $43,899, respectively.

On May 1, 2017, the Company entered into a lease for product exhibition and promotion in California. The lease is on month by month basis and the monthly rent is $2,800. For the year ended December 31, 2017, the related rent expense amounted to $22,400.

See Note 12 for related party operating lease commitments.

Future minimum rental payments required, including lease with related parties, are as follows:

Years Ended December 31:
2018	$6,444
2019	2,220
2020	122,429
2021	2,220
2022	2,220
Thereafter	272,975
Total	$408,508

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the years ended December 31, 2017 and 2016, the Company didn’t made sales under the Seedling Agreement.

NOTE 16 - JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the years ended December 31, 2017 and 2016, the Company has not generated any revenues or activity on this land.

NOTE 17 - SUBSEQUENT EVENTS

In January, February and March 2018, the Company repaid loans from CEB in the amount of $1,320,000 and obtained additional short-term loans in an aggregated amount of $1,520,000 under the credit agreement entered into on December 22, 2016 (See Note 8). The loans carry and interest rates of 4.30% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loans.

On February 1, 2018, the Company renewed the lease for its U.S. principal office space in California for two years (See Note 15). The lease will now expire on January 31, 2020. Pursuant to the renewed lease agreement, the monthly payment will be $3,521 from February 1, 2018 to January 1, 2019, and $3,670 from February 1, 2019 to January 31, 2020.