Form 10-Q
period 2018-03-31
Yew Bio-Pharm Group, Inc.
filed 2018-05-15
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 15, 2018, there were 51,875,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2018

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities & Exchange Commission (“SEC”) on April 2, 2018.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$23,050	$859,830
Accounts receivable	5,697,334	9,881,914
Accounts receivable - related parties	15,745,123	21,847,733
Inventories, net	3,556,517	2,579,190
Prepaid expenses - related parties	52,398	57,202
Prepaid expenses and other assets	46,750	37,519
VAT recoverables	409,193	170,564
Total Current Assets	25,530,365	35,433,952

LONG-TERM ASSETS:
Long-term prepaid expenses	2,054,075	-
Long-term prepaid expenses – related parties	6,288,335	-
Long-term inventories, net	9,972,685	10,546,648
Property and equipment, net	584,479	579,557
Land use rights and yew forest assets, net	10,044,818	6,369,938

Total Long-term Assets	28,944,392	17,496,143

Total Assets	$54,474,757	$52,930,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$173,962	$152,812
Accounts payable - related parties	-	357,708
Accrued expenses and other payables	198,713	162,619
Taxes payable	5,513	5,574
Due to related parties	589,193	619,999
Short-term borrowings	6,254,612	6,099,876

Total Current Liabilities	7,221,993	7,398,588

NONCURRENT LIABILITIES:
Deferred income	372,600	359,646
Total Noncurrent Liabilities	372,600	359,646

Total Liabilities	7,594,593	7,758,234

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at March 31, 2018 and December 31, 2017)	51,875	51,875
Additional paid-in capital	10,365,905	10,363,412
Retained earnings	30,436,664	30,287,658
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income - foreign currency translation adjustment	2,263,432	706,628

Total Shareholders’ Equity	46,880,164	45,171,861

Total Liabilities and Shareholders’ Equity	$54,474,757	$52,930,095

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
REVENUES:
Revenues	$32,258	$5,341,203
Revenues - related parties	2,998,880	2,534,261

Total Revenues	3,031,138	7,875,464

COST OF REVENUES:
Cost of revenues	12,906	5,301,216
Cost of revenues - related parties	2,538,937	2,054,268

Total Cost of Revenues	2,551,843	7,355,484

GROSS PROFIT	479,295	519,980

OPERATING EXPENSES:
Selling expense	840	265
General and administrative expense	259,032	298,138

Total Operating Expenses	259,872	298,403

INCOME FROM OPERATIONS	219,423	221,577

OTHER INCOME (EXPENSES):
Interest expense	(68,033)	(51,963)
Other income	87,303	290
Exchange loss	(89,687)	-

Total Other Expenses	(70,417)	(51,673)

INCOME BEFORE PROVISION FOR INCOME TAXES	149,006	169,904
PROVISION FOR INCOME TAXES	-	-
NET INCOME	$149,006	$169,904

COMPREHENSIVE INCOME:
NET INCOME	$149,006	$169,904
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,556,804	303,880

COMPREHENSIVE INCOME	$1,705,810	$473,784

NET INCOME PER COMMON SHARE:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	51,875,000
Diluted	60,084,530	56,670,931

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,006	$169,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,552	23,220
Amortization of land use rights and yew forest assets	65,810	30,778
Stock-based compensation	2,493	49,757

Changes in operating assets and liabilities:
Accounts receivable	4,484,508	(1,770,317)
Accounts receivable - related parties	6,806,716	(1,080,518)
Prepaid expenses and other current assets	(8,169)	16,129
Prepaid expenses - related parties	6,782	5,896
Inventories, net	(19,387)	1,542,136
VAT recoverables	(229,692)	417,200
Accounts payable	20,529	(143,092)
Accounts payable - related parties	(366,137)	(1,765,033)
Accrued expenses and other payables	33,020	(107,982)
Due to related parties	(38,950)	11,880
Taxes payable	(61)	(11,760)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,922,020	(2,611,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made for purchase of yew forest assets	(2,029,387)	-
Prepayments made to related parties for purchase of yew forest assets	(6,212,755)	-
Purchase of land use rights and yew forest assets	(3,471,401)	-

NET CASH USED IN INVESTING ACTIVITIES	(11,713,543)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,520,000	2,880,000
Repayment of short-term borrowings	(1,320,000)	-
Repayments to related party	-	(20,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	2,860,000

EFFECT OF EXCHANGE RATE ON CASH	(245,257)	(6,402)

NET INCREASE (DECREASE) IN CASH	(836,780)	241,796

CASH - Beginning of period	859,830	278,991

CASH - End of period	$23,050	$520,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$50,809	$25,368
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$3,146	$9,927

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2018, and the results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100%(2)	Sales of yew oil candles and yew oil soaps

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of YBP, its subsidiaries and operating VIE and its subsidiary in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2018 and December 31, 2017, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	March 31, 2018	December 31, 2017
Assets
Cash	$9,747	$798,514
Accounts receivable	5,657,261	9,841,841
Accounts receivable - related parties	15,745,123	21,847,733
Inventories (current and long-term), net	11,006,166	10,680,304
Prepaid expenses and other assets	36,212	26,637
Prepaid expenses - related parties	52,398	57,202
Property and equipment, net	578,791	573,563
Long-term prepaid expenses	2,054,075	-
Long-term prepaid expenses - related parties	6,288,335	-
Land use rights and yew forest assets, net	10,000,684	6,326,529
VAT recoverables	409,193	170,564
Total assets of VIE and its subsidiary	$51,837,985	$50,322,887
Liabilities
Accrued expenses and other payables	$197,121	$162,004
Accounts payable	16,920	17,727
Accounts payable - related parties	-	357,708
Due to VIE holding companies	611,561	590,300
Short-term borrowings	6,254,612	6,099,876
Deferred income	372,600	359,646
Due to related parties	114,076	145,474
Total liabilities of VIE and its subsidiary	$7,566,890	$7,732,735

NOTE 3 - REVENUE RECOGNITION

The Company accounts for revenue arising from contracts and customers in accordance with Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018 using the full retrospective method. The adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price, which is allocated to the respective performance obligation, when the performance obligation is satisfied. Generally, the Company’s performance obligations are satisfied when the customers take possession of the products, which normally occurs upon shipment or delivery depending on the terms of the contracts.

In general, the Company's products within its segments are aligned according to the nature and economic characteristics of its products and provide meaningful disaggregation of each business segment's results of operations. Disaggregation of revenue by business segment are included in Note 11 – SEGMENT INFORMATION.

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018			December 31, 2017
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$59,365	$2,746,766	$2,806,131	$62,548	$2,651,272	$2,713,820
Finished goods	3,497,472	631,610	4,129,082	2,475,709	588,444	3,064,153
Yew seedlings	-	8,121,326	8,121,326	47,913	9,789,963	9,837,876
Other trees	-	1,307,620	1,307,620	-	246,695	246,695
Total	3,556,837	12,807,322	16,364,159	2,586,170	13,276,374	15,862,544

Inventory write-down	(320)	(2,834,637)	(2,834,957)	(6,980)	(2,729,726)	(2,736,706)
Inventories, net	$3,556,517	$9,972,685	$13,529,202	$2,579,190	$10,546,648	$13,125,838

Inventories as of March 31, 2018 and December 31, 2017 consisted of the inventory purchased from related parties are as follows:

	March 31,	December 31,
	2018	2017
Inventories, net	$1,091,941	$1,022,452
Inventories – related parties, net	2,464,576	1,556,738
Total	$3,556,517	$2,579,190

	March 31,	December 31,
	2018	2017
Long-term inventories, net	$2,542,985	$3,375,247
Long-term inventories – related parties, net	7,429,700	7,171,401
Total	$9,972,685	$10,546,648

NOTE 5 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company, YBP, registered in the state of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 21%. No provision for income taxes in the U.S. has been made as YBP and MC had no U.S. taxable income as of March 31, 2018 and December 31, 2017.

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

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
U.S. federal income tax rate	21.00%	34.00%
Foreign income not recognized in the U.S.	(21.00)%	(34.00)%
PRC EIT rate	25.00%	25.00%
PRC tax exemption and reduction	(28.00)%	(28.60)%
Income tax difference under different tax jurisdictions	2.10%	1.90%
Valuation allowance	0.90%	1.70%
Effective tax rate	-	-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of March 31, 2018 and December 31, 2017, are as follows:

	March 31, 2018	December 31, 2017
Tax benefit of net operating loss carry-forwards	$1,646,970	$2,541,363
Tax benefit of inventory write-down	708,659	614,625
Valuation allowance	(2,355,629)	(3,155,988)
Non-current deferred tax assets	$-	$-

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the three months ended March 31, 2018. There was no impact of the revaluation to the current net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. In addition, the Tax Act implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. In connection with the Tax Act, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects.

The Company’s management is in the process of gathering information and evaluating the amount of the one-time transition tax mandated by the Tax Act. As of March 31, 2018, the Company is not yet able to calculate a reasonable estimate for the impact of the one-time transition tax on the Company’s equity investment due to the complexity of calculating accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for applicable years after 1986. As such, no provision of the one-time transition tax was made for the year end December 31, 2017 or the three months ended March 31, 2018. The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during year 2018.

NOTE 6 - SHORT-TERM BORROWINGS

In May 2016, HDS entered into a line of credit agreement with Harbin Rongtong Branch of Bank of Communications (“BOCOM”) for the period from May 3, 2016 through May 3, 2018, pursuant to which the Company obtained a bank loan in the amount of RMB10,000,000 (approximately $1,471,000) on June 13, 2017, payable on June 12, 2018. Under this credit agreement. The loan carries an interest rate of 5.873% per annum and is payable quarterly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with BOCOM to secure the loans under this credit agreement. In addition, ZTC, Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), a related party of the Company, Zhiguo Wang, Madame Qi, Yicheng Wang, the son of Zhiguo Wang and Yuqi Mao, the spouse of Yicheng Wang, provided guarantees to the loan.

On November 15, 2017, HDS entered into a loan agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch, pursuant to which the Company obtained a bank loan in the amount of RMB10,000,000 (approximately $1,509,000), payable on October 20, 2018. The loan carries an interest rate of 4.100% per annum and is payable at maturity. The proceeds of the loan were used by the Company to purchase raw materials. Madam Qi has secured the loan with her personal assets. In addition, Yew Pharmaceutical, Zhiguo Wang, Yicheng Wang, and Yuqi Mao, the spouse of Yicheng Wang provided guarantees to the loan.

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. During the three months ended March 31, 2018 and 2017, the Company obtained short-term loans from CEB in the total amount of $1,520,000 and $2,880,000, respectively, under this credit agreement and paid off in the total amount of $1,320,000 and $0, respectively. As of March 31, 2018 and December 31, 2017, the balance of loans borrowed from CEB was $3,070,000 and $2,870,000, respectively. These loans carry interest rates ranging from 4.30% to 4.60% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loans.

NOTE 7 - STOCKHOLDERS’ EQUITY

Stock option activities for the three months ended March 31, 2018 and 2017 were summarized in the following table.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	24,872,212	0.22	25,325,512	0.22
Issued	-	-	50,000	0.25
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	24,872,212	0.22	25,375,512	0.22
Option exercisable at end of period	24,772,212	0.22	24,465,012	0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2018:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price
$0.20-0.25	24,872,212	0.29	$0.22	24,772,212	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $4,342,837 and $4,328,337, respectively, based upon the Company’s closing stock price of $0.40 as of March 31, 2018. Stock option expense recognized during the three months ended March 31, 2018 and 2017 amounted to $2,493 and $49,757, respectively.

NOTE 8 - EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Net income available to common stockholders for basic and diluted net income per share of common stock	$149,006	$169,904
Weighted average common stock outstanding - basic	51,875,000	51,875,000
Effect of dilutive securities:
Non-vested restricted common stock	-	-
Stock options issued to directors/officers/employees	8,209,530	4,795,931
Weighted average common stock outstanding - diluted	60,084,530	56,670,931
Net income per common share - basic	$0.00	$0.00
Net income per common share - diluted	$0.00	$0.00

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive included options to purchase common shares of 0 and 200,000 on a weighted average basis for the three months ended March 31, 2018 and 2017, respectively.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three months ended March 31, 2018 and 2017, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Three Months Ended March 31,
Customer	2018	2017
A (Yew Pharmaceutical, a related party)	56%	31%
B	* %	66%
D (Wonder Genesis Global Ltd., a related party)	43%	* %

* Less than 10%

The two largest customers accounted for 92.5% and 99.3% of the Company’s total outstanding accounts receivable as of March 31, 2018 and December 31, 2017, respectively, of which Yew Pharmaceutical, a related party, accounted for 66.4% and 68.3% of total outstanding accounts receivable, respectively; customer B accounted for 26.0% and 31.0% of total outstanding accounts receivable, respectively.

Suppliers

For the three months ended March 31, 2018 and 2017, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Three Months Ended March 31,
Supplier	2018		2017
A (Yew Pharmaceutical, a related party)	43%		* %
B	*	%	26%
C (Changzhi Du, a related party)	*	%	21%
D (a related party)	*	%	18%
E	*	%	16%
F (a related party)	*	%	15%
L	11%		* %
M (Jinguo Wang, a related party)	15%		* %
N (Guifang Qi, a related party)	31%		* %

Accounts payable to supplier D, a related party, supplier K, and supplier J accounted for 60.2%, 11.6% and 13.4%, respectively, of the Company’s total accounts payable at December 31, 2017.

Accounts payable to supplier K and supplier J, accounted for 34.1% and 39.3%, respectively, of the Company’s total accounts payable at March 31, 2018.

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Nature of Relationship
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.
Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS
Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun
Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016
Changzhi Du	Legal person of Xinlin before March 1, 2017
Jinguo Wang	Management of HDS, legal person of Xinlin before February 9, 2018, and director of ZTC effective February 1, 2018.
Others	Individuals who have significant influence on the Company
Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director.

Land use rights and yew forest assets purchased from related parties

Yew forest assets purchased from related parties which are included in land use rights and yew forest assets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Land use rights, net	$333,893	$325,737
Yew forest assets, net	3,941,216	3,210,195
Yew forest assets – related parties, net	5,769,709	2,834,006
Total	$10,044,818	$6,369,938

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $158,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soaps, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles and pine needle extracts as finished goods and then sells to third party and related party.

For the three months ended March 31, 2018 and 2017, total revenues to Yew Pharmaceutical under the above agreement amounted to $1,695,398 and $2,534,261, and corresponding cost of revenues amounted to $ 1,244,177 and 2,054,268, respectively. At March 31, 2018 and December 31, 2017, the Company had $14,436,163 and $21,647,828 accounts receivable from Yew Pharmaceutical, respectively.

For the three months ended March 31, 2018 and 2017, the total purchase of yew candles and mixed essential oil from Yew Pharmaceutical amounted to $2,588,554 and $73,169, respectively. For the three months ended March 31, 2018 and 2017, the products HDS purchased from Yew Pharmaceutical in the amount of $1,294,033 and $5,532,894 were sold and included in the total cost of revenues of $2,551,843 and $7,355,484, respectively.

For the three months ended March 31, 2018 and 2017, HYF did not purchase any wood ear mushroom from Yew Pharmaceutical. For the three months ended March 31, 2018 and 2017, the products HYF purchased from Yew Pharmaceutical in the amount of $494 and $20,092 were sold and included in the total cost of revenues of $2,551,843 and $7,355,484, respectively. HYF had accounts payable of $0 and $50,318 to Yew Pharmaceutical at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, HYF had $0 and $39,974, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HBP

For the three months ended March 31, 2018 and 2017, HBP paid off operation expense on behalf of HYF in the amount of $3,146 and $19,986, respectively. As of March 31, 2018 and December 31, 2017, HYF had due to HBP in the amount of $108,545 and $101,697, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with ZTC

During the three months ended March 31, 2018 and 2017, HDS prepaid $1,536,575 and $0, respectively, to ZTC for purchase of yew forest assets. At March 31, 2018 and December 31, 2017, prepayments to ZTC for purchase of yew forest assets amounted to $1,536,575 and $0, respectively, which was included in long-term prepaid expenses-related parties in the accompanying consolidated balance sheets.

Transactions with Xinlin

During the three months ended March 31, 2018, HDS prepaid 1,200,917 to Xinlin for purchase of yew forest assets, which was included in long-term prepaid expenses-related parties in the accompanying consolidated balance sheets.

Transactions with Changzhi Du

During the three months ended March 31, 2018 and 2017, HDS purchased yew seedlings from Changzhi Du in the amount of $0 and $464,563, respectively. As of March 31, 2018 and December 31, 2017, the Company had zero balance payable to Changzhi Du.

During the three months ended March 31, 2018, HDS prepaid $636,922 to Changzhi Du for purchase of yew forest assets, which was included in long-term prepaid expenses-related parties in the accompanying consolidated balance sheets.

Transactions with Jinguo Wang

During the three months ended March 31, 2018, HDS purchased yew forest assets from Jinguo Wang in the amount of $946,339. As of March 31, 2018, the Company had zero balance payable to Jinguo Wang.

Transactions with Guifang Qi

During the three months ended March 31, 2018, HDS purchased yew forest assets from Guifang Qi in the amount of $1,872,070. As of March 31, 2018 and December 31, 2017, the Company had zero balance payable to Guifang Qi.

Transactions with Others

During the three months ended March 31, 2018 and 2017, HDS purchased yew seedlings from others in the amount of $0 and $714,265, respectively. As of March 31, 2018 and December 31, 2017, the Company had accounts payable to others in the amount of $0 and $307,390, respectively, which was included in the accounts payable-related parties in the accompanying consolidated balance sheets.

During the three months ended March 31, 2018, HDS prepaid $2,913,921 to others for purchase of yew forest assets, which was included in long-term prepaid expenses-related parties in the accompanying consolidated balance sheets.

Transactions with Wonder Genesis Global Ltd.

For the three months ended March 31, 2018 and 2017, total revenues to Wonder Genesis Global Ltd. amounted to $1,303,482 and $0, and the corresponding cost of revenues amounted to $1,294,760 and $0, respectively. As of March 31, 2018 and December 31, 2017, the Company had $1,308,960 and $199,905 accounts receivable from Wonder Genesis Global Ltd., respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended March 31, 2018 and 2017, rent expense related to the ZTC Lease amounted to $6,389 and $5,896, respectively. At March 31, 2018 and December 31, 2017, prepaid rent to ZTC amounted to $51,734 and $56,177, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended March 31, 2018 and 2017, rent expense related to the Office Lease amounted to $590 and $544, respectively. As of March 31, 2018 and December 31, 2017, the unpaid rent was $2,545 and $1,881, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the three months ended March 31, 2018 and 2017, rent expense related to the JSJ Lease amounted to $393 and $363, respectively. As of March 31, 2018 and December 31, 2017, the unpaid rent was $5,971 and $5,380, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

The Company leased office space from HDS Development in the A’cheng district in Harbin (the “A’cheng Lease”) on March 20, 2002. The A’cheng Lease is for a term of 23 years and expires on March 19, 2025. Pursuant to the A’cheng Lease, lease payment shall be made as follows:

Period	Annual lease amount	Payment due date
March 2002 to February 2012	RMB25,000	Before December 2012
March 2012 to February 2017	RMB25,000	Before December 2017
March 2017 to March 2025	RMB25,000	Before December 2025

For the three months ended March 31, 2018 and 2017, rent expense related to the A’cheng Lease amounted $983 and $868, respectively. At March 31, 2018 and December 31, 2017, the unpaid rent was $2,986 and $1,921, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. For the three months ended March 31, 2018 and 2017, rent expense related to the Jixing Lease amounted $393 and $484, respectively. As of March 31, 2018 and December 31, 2017, the prepaid rent to Ms. Qi amounted to $664 and $1,025, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and Madam Qi, excluding the unpaid rents disclosed above and the borrowings from Madame Qi as disclosed below, amounted to $41,051 at March 31, 2018 and December 31, 2017, which was included in due to related parties in the accompanying consolidated balance sheets.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, 2017 and 2018, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016, 2017 and 2018, respectively. During the three months ended March 31, 2018 and 2017, the Company made repayments of $0 and $20,000 to Madame Qi, respectively. As of March 31, 2018 and December 31, 2017, the total borrowings including the interest were $428,095, which was included in due to related parties in the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of March 31, 2018, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

NOTE 11 - SEGMENT INFORMATION

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

For the three months ended March 31, 2018 and 2017, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) Others segment, consisting of the sales of yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2018 and 2017 was as follows:

	For the Three Months Ended, March 31,
	2018	2017
Revenues:
TCM raw materials	$1,695,397	$2,534,261
Handicrafts	1,102	1,361
Others	1,334,639	5,339,842
	$3,031,138	$7,875,464
Cost of revenues:
TCM raw materials	$1,244,177	$2,054,267
Handicrafts	738	1,262
Others	1,306,928	5,299,955
	$2,551,843	$7,355,484
Depreciation and amortization:
TCM raw materials	$65,810	$4,368
Yew trees	11,341	2
Handicrafts	242	3,395
Others	3,969	18,357
	$81,362	$26,122
Net income (loss):
TCM raw materials	$361,612	$141,915
Handicrafts	305	67
Others	(212,911)	27,922
	$149,006	$169,904

	March 31, 2018
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$10,044,818	$480,589	$12,256	$91,634	$10,629,297

	December 31, 2017
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$6,369,938	$474,961	$12,066	$92,530	$6,949,495

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,039 is due on the first day of each month of the first year, $3,150 for each month of the second year and $3,261 for each month of the third year. The term of the lease is for 3 years and expires on January 31, 2018. On February 1, 2018, the Company renewed the lease and the lease expires on January 31, 2020. Pursuant to the renewed lease agreement, the monthly payment is $3,521 from February 1, 2018 to January 1, 2019, and $3,669 from February 1, 2019 to January 31, 2020. For the three months ended March 31, 2018 and 2017, rent expense related to the U.S. principal office lease amounted to $11,229 and $10,117, respectively.

On May 1, 2017, the Company entered into a lease for product exhibition and promotion in California. The lease is on month by month basis and the monthly rent is $2,800. For the three months ended March 31, 2018 and 2017, the related rent expense amounted to $5,600 and $0, respectively.

See Note 10 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the three months ended March 31, 2018 and 2017, the Company didn’t make any sales under the Seedling Agreement.

NOTE 13 – SUBSEQUENT EVENTS

In April 2018, the Company repaid loans from CEB in the amount of $1,220,000 and obtained additional short-term loans in an aggregated amount of $1,296,000 under the credit agreement entered into on December 22, 2016 (See Note 6). The loans carry an interest rates of 4.30% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2018 and 2017, and consolidated financial conditions as of March 31, 2018 and December 31, 2017 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three months ended March 31, 2018 as compared to three months ended March 31, 2017, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, yew essence oil soaps, pine needle extracts, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract are conducted in the PRC. We are located in Harbin, Heilongjiang Province, China.

For the three months ended March 31, 2018, revenues from the sales of TCM raw materials represented approximately 56% of consolidated revenue (including 56% of consolidated revenues from a related party); sales of yew trees represented approximately 0.00% of consolidated revenue; the sales of handicrafts represented approximately 0.04% of consolidated revenue, and the sales of others, which include yew candles, represented approximately 44% of consolidated revenue (including 43% of consolidated revenues from a related party). For the three months ended March 31, 2017, revenues from the sales of TCM raw materials represented approximately 31.34% of consolidated revenue (including 31.34% of consolidated revenues from a related party); sales of yew trees represented approximately 0.00% of consolidated revenue; sales of handicrafts represented approximately 0.02% of consolidated revenue; and the sales of others represented approximately 67.80% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses (approximately $163,273 and $162,031 for the three months ended March 31, 2018 and 2017, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of March 31, 2018, YBP had $23,050 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of $3,061, including $3,061 in cash at March 31, 2018. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Unaudited Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of March 31, 2018, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the three months ended March 31, 2018.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of March 31, 2018 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handicraft products, sales of “Others” including yew candles, yew essential oil soap, pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract. Pursuant to the guidance of ASC 606, we recognize revenue when obligations under the terms of a contract with customer are satisfied; generally this occurs with the transfer of control of the products sold. Transfer of control to the customer is based on the standardized shipping terms in the contract as this determines when we has the right to payment, the customer has legal title to the asset and the customer has the risks of ownership.

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

On January 1, 2018, we adopted this new standard using the full retrospective method to restate each prior reporting period presented. We have identified its revenue streams and assessed each for the impacts. The new standard does not change the timing of when we recognize revenue as the majority of our revenue arises from contracts with customers in which the sale of goods is the main performance obligation. We recognize revenue when obligations under the terms of a contract with its customer are satisfied; generally this occurs with the transfer of control of the products sold. Transfer of control to the customer is based on the standardized shipping terms in the contract as this determines when we have the right to payment, the customer has legal title to the asset and the customer has the risks of ownership. Payment terms are defined in the contract and the contracts do not have a significant financing component.

The adoption did not have any impact on our consolidated financial statements and as a result, no changes were made to prior reporting periods presented.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended March 31,
	2018	2017
Revenues - third parties	$32,258	$5,341,203
Revenues - related parties	2,998,880	2,534,261
Total revenues	3,031,138	7,875,464
Cost of revenues - third parties	12,906	5,301,216
Cost of revenues - related parties	2,538,937	2,054,268
Total cost of revenues	2,551,843	7,355,484
Gross profit	479,295	519,980
Operating expenses	259,872	298,403
Income from operations	219,423	221,577
Other expenses	(70,417)	(51,673)
Income Tax	-	-
Net income	149,006	169,904
Other comprehensive income:
Foreign currency translation adjustment	1,556,804	303,880
Comprehensive income	$1,705,810	$473,784

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

For the three months ended March 31, 2018, we had total revenues of $3,031,138, as compared to $7,875,464 for the three months ended March 31, 2017, a decrease of $4,844,326 or 61.51%. The decrease in total revenue was attributable to the decrease in revenues in the TCM raw materials, handicrafts, and “Others” segments.

	Three Months Ended March 31,			Percentage
Total revenue is summarized as follows:	2018	2017	Decrease	Change
TCM raw materials	$1,695,397	$2,534,261	$(838,864)	(33.10)%
Handicrafts	1,102	1,361	(259)	(19.03)%
Others	1,334,639	5,339,842	(4,005,203)	(75.01)%
Total	$3,031,138	$7,875,464	$(4,844,326)	(61.51)%

For the three months ended March 31, 2018 compared to March 31, 2017, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related party, Yew Pharmaceutical. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The decrease in revenue of others was mainly attributable to the decrease in demand of pine needle extract, handmade essential oil soaps, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the three months ended March 31, 2018, cost of revenues amounted to $2,551,843 as compared to $7,355,484 for the three months ended March 31, 2017, a decrease of $4,803,641 or 65.31%. For the three months ended March 31, 2018, cost of revenues accounted for 84.19% of total revenues compared to 93.40% of total revenues for the three months ended March 31, 2017.

Cost of revenues by product categories is as follows:

	Three Months Ended March 31,			Percentage
	2018	2017	Decrease	Change
TCM raw materials	$1,244,177	$2,054,267	$(810,090)	(39.43)%
Handicrafts	738	1,262	(524)	(41.52)%
Others	1,306,928	5,299,955	(3,993,027)	(75.34)%
Total	$2,551,843	$7,355,484	$(4,803,641)	(65.31)%

The decrease in our cost of revenues for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was in line with the decrease in revenue.

Gross Profit

For the three months ended March 31, 2018, gross profit was $479,295 as compared to $519,980 for the three months ended March 31, 2017, representing gross profit margins of 15.81% and 6.60%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended March 31,
	2018	2017	Increase

TCM raw materials	26.61%	18.94%	7.67%
Handicrafts	33.03%	7.29%	25.74%
Others	2.08%	0.75%	1.33%
Total	15.81%	6.60%	9.21%

The increase in our overall gross profit margin for the three month ended March 31, 2018 as compared to the three months ended March 31, 2017 were primarily attributable to higher gross margin yields of TCM raw materials and “Others” segment.

Selling Expenses

For the three months ended March 31, 2018, selling expense was $840 as compared to $265 for the three months ended March 31, 2017, an increase of $575, or 216.98%.

General and Administrative Expenses

For the three months ended March 31, 2018, general and administrative expenses amounted to $259,032, as compared to $298,138 for the three months ended March 31, 2017, a decrease of $39,106, or 13.12%. The decrease was mainly due to the decrease in stock-based compensation, decrease in depreciation, decrease in travel and entertainment expense, partially offset by the increase in professional fees and other miscellaneous general and administrative expenses.

Income from Operations

For the three months ended March 31, 2018, income from operations was $219,423, as compared to income from operations of $221,577 for the three months ended March 31, 2017, a decrease of $2,154, or 0.97%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials and “Others” segment.

Other Expenses

For the three months ended March 31, 2018, total other expenses was $70,417 as compared to total other expenses of $51,673 for the three months ended March 31, 2017. The increase was primarily attributable to the increase in government subsidy.

Net Income

As a result of the factors described above, our net income was $149,006 or $0.00 per share (basic and diluted), for the three months ended March 31, 2018, as compared to net income of $169,904 or $0.00 per share (basic and diluted), for the three months ended March 31, 2017.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2018, we reported an unrealized gain on foreign currency translation of $1,556,804, as compared to a gain of $303,880 for the three months ended March 31, 2017. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying unaudited consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended March 31, 2018, comprehensive income of $1,705,810 was derived from the sum of our net income of $149,006 with foreign currency translation gain of $1,556,804. For the three months ended March 31, 2017, comprehensive income of $473,784 was derived from the sum of our net income of $169,904 with foreign currency translation gain of $303,880.

Segment Information

For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extracts, yew essential oil soaps, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extract, yew essential oil soaps, complex taxus cuspidate extract and composite northeast yew extract are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended March 31, 2018 and 2017 was as follows:

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Revenues- third parties	Revenues- related parties	Total	Revenues- third parties	Revenues- related parties	Total
Revenues:
TCM raw materials	$-	$1,695,397	$1,695,397	$-	$2,534,261	$2,534,261
Handicrafts	1,102	-	1,102	1,361	-	1,361
Others	31,156	1,303,483	1,334,639	5,339,842	-	5,339,842
Total revenues	$32,258	$2,998,880	$3,031,138	$5,341,203	$2,534,261	$7,875,464

Cost of sales:
TCM raw materials	$-	$1,244,177	$1,244,177	$-	$2,054,267	$2,054,267
Handicrafts	738	-	738	1,262	-	1,262
Others	12,168	1,294,760	1,306,928	5,299,955	-	5,299,955
Total cost of revenues	$12,906	$2,538,937	$2,551,843	$5,301,217	$2,054,267	$7,355,484

TCM raw materials

During the three months ended March 31, 2018, we sold 13,130kg of TCM raw materials as compared to 14,475kg of TCM raw materials during the three months ended March 31, 2017, a 9.29% decrease in sales volume primarily attributable to decrease in sales volume to our related party, Yew Pharmaceutical.

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

For the three months ended March 31, 2018 and 2017, we had revenue of $1,695,397 and $2,534,261, respectively, from the sale of TCM raw materials to Yew Pharmaceutical. For the three months ended March 31, 2018 and 2017, there was no revenue from the sale of TCM raw materials to third parties.

Handicrafts

During the three months ended March 31, 2018 and 2017, revenue from the sale of handicrafts made from yew timber amounted to $1,102 and $1,361, respectively, decrease of $259, or 19.03%. The decrease in revenues of handicrafts was mainly due to the Company’s strategy of stopping producing and selling of handicrafts due to bad market situation in recent years.

Others

During the three months ended March 31, 2018, we sold approximately 18,000 yew candles to a related party. During the three months ended March 31, 2017, we sold approximately 73,728 yew candles, and 11,424kg pine needle extracts in amount of $5,331,080 to third parties.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2018 and December 31, 2017, we had cash balances of $23,050 and $859,830, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2017 to March 31, 2018:

Category	March 31, 2018	December 31, 2017	Change	Percentage change
Current assets:
Cash	$23,050	$859,830	$(836,780)	(97.32)%
Accounts receivable	5,697,334	9,881,914	(4,184,580)	(42.35)%
Accounts receivable - related parties	15,745,123	21,847,733	(6,102,610)	(27.93)%
Inventories	3,556,517	2,579,190	977,327	37.89%
Prepaid expenses and other assets	46,750	37,519	9,231	24.60%
Prepaid expenses - related parties	52,398	57,202	(4,804)	(8.40)%
VAT recoverables	409,193	170,564	238,629	139.91%
Current liabilities:
Accounts payable	173,962	152,812	21,150	13.84%
Accounts payable - related parties	-	357,708	(357,708)	(100.00)%
Accrued expenses and other payables	198,713	162,619	36,094	22.20%
Taxes payable	5,513	5,574	(61)	(1.09)%
Due to related parties	589,193	619,999	(30,806)	(4.97)%
Short-term borrowings	6,254,612	6,099,876	154,736	2.54%
Working capital:
Total current assets	$25,530,365	$35,433,952	$(9,903,587)	(27.95)%
Total current liabilities	7,221,993	7,398,588	(176,595)	(2.39)%
Working capital	$18,308,372	$28,035,364	$(9,726,992)	(34.70)%

Our working capital decreased by $9,726,992 to $18,308,372 at March 31, 2018, from working capital of $28,035,364 at December 31, 2017. This decrease in working capital is primarily attributable to:

●	a decrease in accounts receivable - related parties of approximately $6,103,000

●	a decrease in accounts receivable of approximately $4,185,000
●	a decrease in cash of approximately $837,000

partially offset by:

●	an increase in inventories of approximately $977,000

For the three months ended March 31, 2018, net cash flow provided by operating activities was $10,922,020, as compared to net cash flow used in operating activities of $2,611,802 for the three months ended March 31, 2017, an increase of $13,533,822. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2018, net cash flow provided by operating activities of $10,922,020 was primarily attributable to:

●	net income of approximately $149,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $16,000 and amortization of land use rights and yew forest assets of approximately $66,000, stock-based compensation of approximately $2,000; and

●	changes in operating assets and liabilities, such as a decrease in accounts receivable-related parties of approximately $6,806,000, a decrease in accounts receivable of approximately $4,485,000, and an increase in accrued expenses and other payables of approximately $33,000, a decrease in accounts payable-related parties of approximately $366,000 and a decrease in VAT recoverables of approximately $230,000.

For the three months ended March 31, 2017, net cash flow used in operating activities of $2,611,802 was primarily attributable to:

●	net income of approximately $170,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $23,000 and amortization of land use rights and yew forest assets of approximately $31,000, stock-based compensation of approximately $50,000; and

●	changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $1,770,000, an increase in accounts receivable-related party of approximately $1,081,000, a decrease in accounts payable-related parties of approximately $1,765,000 and a decrease in inventories of approximately $1,542,000.

Net cash flow used in investing activities was approximately $11,714,000 for the three months ended March 31, 2018. Net cash flow used in investing activities was $0 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we have made payment in purchase of yew forest assets of approximately $3,471,000 and made prepayments for purchase of yew forest assets of approximately $8,242,000.

Net cash flow provided by financing activities was approximately $200,000 for the three months ended March 31, 2018 and consisted of proceeds of approximately $1,520,000 from short-term borrowings, and partially offset by repayment of short-term borrowings in the amount of approximately $1,320,000. Net cash flow used in financing activities was approximately $2,860,000 for the three months ended March 31, 2017 and consisted proceeds of approximately $2,880,000 from short-term borrowings, and partially offset by repayment of approximately $20,000 to our related party.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2018 and December 31, 2017, approximately $46.8 million and $44.9 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gains of $1,556,804 and of $303,880 for the three months ended March 31, 2018 and 2017, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Financial Officer

Date: May 15, 2018

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

* Filed herewith.

