Form 10-Q
period 2018-06-30
Yew Bio-Pharm Group, Inc.
filed 2018-08-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 14, 2018, there were 52,075,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2018

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$772,769	$859,830
Accounts receivable	60,127	9,881,914
Accounts receivable - related parties	12,296,807	21,847,733
Inventories, net	8,385,394	2,579,190
Prepaid expenses - related parties	43,202	57,202
Prepaid expenses and other assets	58,176	37,519
VAT recoverables	990,403	170,564
Total Current Assets	22,606,878	35,433,952

LONG-TERM ASSETS:
Long-term prepaid expenses - related party	357,904	-
Long-term inventories, net	1,396,072	10,546,648
Property and equipment, net	540,854	579,557
Land use rights and yew forest assets, net	28,455,098	6,369,938

Total Long-term Assets	30,749,928	17,496,143

Total Assets	$53,356,806	$52,930,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$167,928	$152,812
Accounts payable - related parties	-	357,708
Accrued expenses and other payables	421,710	162,619
Taxes payable	5,522	5,574
Due to related parties	586,295	619,999
Short-term borrowings	4,666,779	6,099,876

Total Current Liabilities	5,848,234	7,398,588

NONCURRENT LIABILITIES:
Deferred income	353,522	359,646
Total Noncurrent Liabilities	353,522	359,646

Total Liabilities	6,201,756	7,758,234

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,875,000 shares issued and outstanding at June 30, 2018 and December 31, 2017)	51,875	51,875
Additional paid-in capital	11,428,412	10,363,412
Retained earnings	32,049,852	30,287,658
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	(137,377)	706,628

Total Shareholders’ Equity	47,155,050	45,171,861

Total Liabilities and Shareholders’ Equity	$53,356,806	$52,930,095

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Revenues	$142,412	$4,067,590	$174,670	$9,408,793
Revenues - related parties	14,677,956	11,536,786	17,676,836	14,071,047

Total Revenues	14,820,368	15,604,376	17,851,506	23,479,840

COST OF REVENUES:
Cost of revenues	89,337	4,058,847	102,243	9,360,063
Cost of revenues - related parties	11,377,474	955,866	13,916,411	3,010,134

Total Cost of Revenues	11,466,811	5,014,713	14,018,654	12,370,197

GROSS PROFIT	3,353,557	10,589,663	3,832,852	11,109,643

OPERATING EXPENSES:
Selling	6,989	66	7,829	331
General and administrative	1,280,311	299,849	1,539,343	597,987

Total Operating Expenses	1,287,300	299,915	1,547,172	598,318

INCOME FROM OPERATIONS	2,066,257	10,289,748	2,285,680	10,511,325

OTHER INCOME (EXPENSES):
Interest expense	(69,077)	(35,382)	(137,110)	(87,345)
Other income	3,022	1,147	90,325	1,437
Exchange loss	(387,014)	-	(476,701)	-

Total Other Expenses	(453,069)	(34,235)	(523,486)	(85,908)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,613,188	10,255,513	1,762,194	10,425,417
PROVISION FOR INCOME TAXES	-	(604)	-	(604)
NET INCOME	$1,613,188	$10,254,909	$1,762,194	$10,424,813

COMPREHENSIVE INCOME:
NET INCOME	$1,613,188	$10,254,909	$1,762,194	$10,424,813
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,400,809)	775,601	(844,005)	1,079,481

COMPREHENSIVE INCOME (LOSS)	$(787,621)	$11,030,510	$918,189	$11,504,294

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.20	$0.03	$0.20
Diluted	$0.03	$0.19	$0.03	$0.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,875,000	51,875,000	51,875,000	51,875,000
Diluted	55,866,258	53,041,145	55,502,609	55,034,527

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,762,194	$10,424,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,050	46,498
Stock-based compensation	1,065,000	67,348
Amortization of land use rights and yew forest assets	598,366	70,717
Changes in operating assets and liabilities:
Accounts receivable	10,037,898	2,693,028
Accounts receivable - related parties	9,542,974	(4,421,530)
Prepaid expenses and other current assets	(21,862)	(5,367)
Prepaid expenses - related parties	13,543	11,816
Inventories, net	3,297,088	(7,625,415)
VAT recoverables	(855,373)	292,731
Accounts payable	15,301	(26,246)
Accounts payable - related parties	(365,562)	(1,978,078)
Accrued expenses and other payables	272,245	302,587
Due to related parties	(32,370)	(51,602)
Deferred income	-	218,204
Taxes payable	(52)	(11,869)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,359,440	7,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made to related party for purchase of yew forest assets	(372,098)	-
Purchase of land use rights and yew forest assets	(23,681,125)	(679,387)

NET CASH USED IN INVESTING ACTIVITIES	(24,053,223)	(679,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,156,000	6,501,105
Repayment of short-term borrowings	(4,432,593)	(3,617,764)
Repayments to related party	-	(75,875)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,276,593)	2,807,466

EFFECT OF EXCHANGE RATE ON CASH	(116,685)	22,849

NET INCREASE (DECREASE) IN CASH	(87,061)	2,158,563

CASH - Beginning of period	859,830	278,991

CASH - End of period	$772,769	$2,437,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$104,208	$86,076
Income taxes	$-	$18,015
NON-CASH INVESTING AND FINANCIANG ACTIVITIES
Operating expenses paid by related party	$4,555	$27,015
Reclassification of inventories to land use rights and yew forest assets	$-	$4,257,122

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2018, and the results of operations and cash flows for the six-month periods ended June 30, 2018 and 2017, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc. (“MC”)	State of California, United State June 8, 2016		100%(2)	Sales of yew oil candles and yew oil soaps

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2018 and December 31, 2017, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	June 30, 2018	December 31, 2017
Assets
Cash	$717,891	$798,514
Accounts receivable	-	9,841,841
Accounts receivable - related parties	12,296,807	21,847,733
Inventories (current and long-term), net	7,352,297	10,680,304
Prepaid expenses and other assets	45,138	26,637
Prepaid expenses - related parties	43,202	57,202
Property and equipment, net	535,738	573,563
Long-term prepaid expenses - related party	357,904	-
Land use rights and yew forest assets, net	28,409,739	6,326,529
VAT recoverables	990,403	170,564
Total assets of VIE and its subsidiary	$50,749,119	$50,322,887

Liabilities
Accrued expenses and other payables	$419,293	$162,004
Accounts payable	14,485	17,727
Accounts payable - related parties	-	357,708
Due to VIE holding companies	580,249	590,300
Short-term borrowings	4,666,779	6,099,876
Deferred income	353,522	359,646
Due to related parties	111,106	145,474
Total liabilities of VIE and its subsidiary	$6,145,434	$7,732,735

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

In general, the Company's products within its segments are aligned according to the nature and economic characteristics of its products and provide meaningful disaggregation of each business segment's results of operations. Disaggregation of revenue by business segment are included in Note 11 - SEGMENT INFORMATION.

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30, 2018			December 31, 2017
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$75,549	$2,606,131	$2,681,680	$62,548	$2,651,272	$2,713,820
Finished goods	8,310,203	598,909	8,909,112	2,475,709	588,444	3,064,153
Yew seedlings	-	410,116	410,116	47,913	9,789,963	9,837,876
Other trees	-	470,310	470,310	-	246,695	246,695
Total	8,385,752	4,085,466	12,471,218	2,586,170	13,276,374	15,862,544

Inventory write-down	(358)	(2,689,394)	(2,689,752)	(6,980)	(2,729,726)	(2,736,706)
Inventories, net	$8,385,394	$1,396,072	$9,781,466	$2,579,190	$10,546,648	$13,125,838

Inventories as of June 30, 2018 and December 31, 2017 consisted of the inventory purchased from related parties are as follows:

	June 30,	December 31,
	2018	2017
Inventories, net	$1,014,464	$1,022,452
Inventories - related parties, net	7,370,930	1,556,738
Total	$8,385,394	$2,579,190

	June 30,	December 31,
	2018	2017
Long-term inventories, net	$1,396,072	$3,375,247
Long-term inventories - related parties, net	-	7,171,401
Total	$1,396,072	$10,546,648

NOTE 5 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company, YBP, registered in the state of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 21%. No provision for income taxes in the U.S. has been made as YBP and MC had no U.S. taxable income as of June 30, 2018 and December 31, 2017.

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

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
U.S. federal income tax rate	21.00%	34.00%
Foreign income not recognized in the U.S.	(21.00)%	(34.00)%
PRC EIT rate	25.00%	25.00%
PRC tax exemption and reduction	(43.45)%	(25.83)%
Income tax difference under different tax jurisdictions	18.26%	0.76%
Valuation allowance	0.19%	0.07%
Effective tax rate	-	-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of June 30, 2018 and December 31, 2017, are as follows:

	June 30, 2018	December 31, 2017
Tax benefit of net operating loss carry-forwards	$1,882,346	$2,541,363
Tax benefit of inventory write-down	672,349	614,625
Valuation allowance	(2,554,695)	(3,155,988)
Non-current deferred tax assets	$-	$-

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the six months ended June 30, 2018. There was no impact of the revaluation to the current net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. In addition, the Tax Act implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. In connection with the Tax Act, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects.

The Company’s management is in the process of gathering information and evaluating the amount of the one-time transition tax mandated by the Tax Act. As of June 30, 2018, the Company is not yet able to calculate a reasonable estimate for the impact of the one-time transition tax on the Company’s equity investment due to the complexity of calculating accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for applicable years after 1986. As such, no provision of the one-time transition tax was made for the year end December 31, 2017 or the six months ended June 30, 2018. The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during year 2018.

NOTE 6 - SHORT-TERM BORROWINGS

In May 2016, HDS entered into a line of credit agreement with Harbin Rongtong Branch of Bank of Communications (“BOCOM”) for the period from May 3, 2016 through May 3, 2018, pursuant to which the Company obtained a bank loan in the amount of RMB10,000,000 (approximately $1,471,000) on June 13, 2017, payable on June 12, 2018. Under this credit agreement. The loan carries an interest rate of 5.873% per annum and is payable quarterly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with BOCOM to secure the loans under this credit agreement. In addition, ZTC, Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”), a related party of the Company, Zhiguo Wang, Madame Qi, Yicheng Wang, the son of Zhiguo Wang and Yuqi Mao, the former family member of Yicheng Wang, provided guarantees to the loan. HDS paid off the loan in full on June 11, 2018.

On November 15, 2017, HDS entered into a loan agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch, pursuant to which the Company obtained a bank loan in the amount of RMB10,000,000 (approximately $1,509,000), payable on October 20, 2018. The loan carries an interest rate of 4.100% per annum and is payable at maturity. The proceeds of the loan were used by the Company to purchase raw materials. Madam Qi has secured the loan with her personal assets. In addition, Yew Pharmaceutical, Zhiguo Wang, Yicheng Wang, and Yuqi Mao, the former family member of Yicheng Wang provided guarantees to the loan.

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. During the six months ended June 30, 2018 and 2017, the Company obtained short-term loans from CEB in the total amount of $3,156,000 and $5,030,000, respectively, under this credit agreement and paid off in the total amount of $2,870,000 and $2,160,000, respectively. As of June 30, 2018 and December 31, 2017, the balance of loans borrowed from CEB was $3,156,000 and $2,870,000, respectively. These loans carry interest rates ranging from 4.30% to 4.60% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loans.

NOTE 7 - STOCKHOLDERS’ EQUITY

Stock option activities for the six months ended June 30, 2018 and 2017 were summarized in the following table.

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	24,872,212	0.22	25,325,512	0.22
Issued	-	-	50,000	0.25
Exercised	-	-	-	-
Expired	15,103,475	0.22	-	-
Forfeited	-	-	-	-
Balance at end of period	9,768,737	0.22	25,375,512	0.22
Option exercisable at end of period	9,668,737	0.22	24,465,012	0.22

On May 20, 2018 the Board approved to extend the expiration date of 5,000,000 options issued to Zhiguo Wang and 2,488,737 options issued to Guifang Qi from June 30, 2018 to December 31, 2019. The Company treated this extension as a modification of the award upon the directors’ extraordinary services rendered to the Company and recognized incremental compensation cost. The Company measured the incremental compensation cost as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. As a result of these modifications, the Company recognized incremental compensation cost of $1,059,987 in stock-based compensation expense during the six months ended June 30, 2018, and the weighted average remaining contractual life was changed to 1.5 years.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2018:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2018	Weighted Average Exercise Price
$0.20-0.25	9,768,737	1.25	$0.22	9,668,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $283,262, based upon the Company’s closing stock price of $0.25 as of June 30, 2018. Stock option expense recognized during the six months ended June 30, 2018 and 2017 amounted to $1,065,000 and $67,348, respectively. The value of options was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 91%-212%, risk free rate of 0.14%-2.58%, and expected term of 0.12-3.03 years.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,613,188	$10,254,909	$1,762,194	$10,424,813
Weighted average common stock outstanding - basic	51,875,000	51,875,000	51,875,000	51,875,000
Effect of dilutive securities:
Non-vested restricted common stock	-	-	-	-
Stock options issued to directors/officers/employees	3,991,258	1,166,145	3,627,609	3,159,527
Weighted average common stock outstanding - diluted	55,866,258	53,041,145	55,502,609	55,034,527
Net income per common share - basic	$0.03	$0.20	$0.03	$0.20
Net income per common share - diluted	$0.03	$0.19	$0.03	$0.19

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive included options to purchase common shares of 0 and 1,961,436 on a weighted average basis for the three months ended June 30, 2018 and 2017, respectively; and option to purchase common shares of 0 and 241,436 on a weighted average basis for the six months ended June 30, 2018 and 2017, respectively.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the six months ended June 30, 2018 and 2017, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Six Months Ended June 30,
Customer	2018	2017
A (Yew Pharmaceutical, a related party)	72.1%	59.9%
B	* %	40.0%
D (Wonder Genesis Global Ltd., a related party)	14.9%	*	%
O (Heilongjiang Pingshan Hongdoushan Development Co., Ltd., a related party)	10.6%	*	%

* Less than 10%

The two largest customers accounted for 97.6% and 99.3% of the Company’s total outstanding accounts receivable as of June 30, 2018 and December 31, 2017, respectively, of which Yew Pharmaceutical, a related party, accounted for 82.9% and 68.3% of the total outstanding accounts receivable, respectively; customer B accounted for 31.0% of total outstanding accounts receivable at December 31, 2017 and Heilongjiang Pingshan Hongdoushan Development Co., Ltd., a related party, accounted for 14.7% of the total outstanding accounts receivable at June 30, 2018.

Suppliers

For the six months ended June 30, 2018 and 2017, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Six Months Ended June 30,
Supplier	2018	2017
A (Yew Pharmaceutical, a related party)	31%	62%
C (Changzhi Du, a related party)	* %	12%
Q (Heilongjiang Zishan Technology Co., Ltd., a related party)	17%	* %

Accounts payable to supplier D, a related party, supplier K, and supplier J accounted for 60.2%, 11.6% and 13.4%, respectively, of the Company’s total accounts payable at December 31, 2017.

Accounts payable to supplier K, supplier J and supplier R accounted for 35.3%, 40.7% and 11.5%, respectively, of the Company’s total accounts payable at June 30, 2018.

NOTE 10 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Nature of Relationship
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.
Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.
Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.
Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.
Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS
Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun
Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016
Changzhi Du	Legal person of Xinlin before March 1, 2017
Jinguo Wang	Management of HDS, legal person of Xinlin before February 9, 2018, and director of ZTC effective February 1, 2018.
Others	Individuals who have significant influence on the Company
Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director before June 10, 2018
Lifeforfun Limited	Yuqi Mao, the former family member of Yicheng Wang, is the Lifeforfun Limited’s director.

Land use rights and yew forest assets purchased from related parties

Yew forest assets purchased from related parties which are included in land use rights and yew forest assets as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Land use rights, net	$317,685	$325,737
Yew forest assets, net	7,822,166	3,210,195
Yew forest assets - related parties, net	20,315,247	2,834,006
Total	$28,455,098	$6,369,938

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

For the six months ended June 30, 2018 and 2017, total revenues to Yew Pharmaceutical under the above agreement amounted to $12,863,894 and $14,071,047, and corresponding cost of revenues amounted to $9,594,338 and $3,010,134, respectively. At June 30, 2018 and December 31, 2017, the Company had $10,243,926 and $21,647,828 accounts receivable from Yew Pharmaceutical, respectively.

For the six months ended June 30, 2018 and 2017, the total purchase of yew candles, pine needle extracts, composite northeast yew extract and mixed essential oil from Yew Pharmaceutical amounted to $10,432,872 and $10,826,411, respectively. For the six months ended June 30, 2018 and 2017, the products HDS purchased from Yew Pharmaceutical in the amount of $2,879,960 and $9,258,553 were sold and included in the total cost of revenues of $14,018,654 and $12,370,197, respectively.

For the six months ended June 30, 2018 and 2017, HYF did not purchase any wood ear mushroom from Yew Pharmaceutical. For the six months ended June 30, 2018 and 2017, the products HYF purchased from Yew Pharmaceutical in the amount of $493 and $20,491 were sold and included in the total cost of revenues of $14,018,654 and $12,370,197, respectively. HYF had accounts payable of $0 and $50,318 to Yew Pharmaceutical at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, HYF had $0 and $39,974, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HBP

For the six months ended June 30, 2018 and 2017, HBP paid off operation expense on behalf of HYF in the amount of $4,555 and $27,015, respectively. As of June 30, 2018 and December 31, 2017, HYF had due to HBP in the amount of $104,347 and $101,697, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

For the six months ended June 30, 2018 and 2017, total revenues to HDS Development amounted to $1,884,836 and $0, and corresponding cost of revenues amounted to $1,422,969 and $0, respectively. At June 30, 2018 and December 31, 2017, the Company had $1,812,935 and $0 accounts receivable from HDS Development, respectively.

Transactions with Wonder Genesis Global Ltd.

For the six months ended June 30, 2018 and 2017, total revenues to Wonder Genesis Global Ltd. amounted to $2,651,562 and $0, and the corresponding cost of revenues amounted to $2,634,021 and $0, respectively. As of June 30, 2018 and December 31, 2017, the Company had $0 and $199,905 accounts receivable from Wonder Genesis Global Ltd., respectively.

Transactions with Lifeforfun Limited

For the six months ended June 30, 2018 and 2017, total revenues to Lifeforfun Limited amounted to $249,462 and $0, and the corresponding cost of revenues amounted to $245,939 and $0, respectively. As of June 30, 2018 and December 31, 2017, the Company had $239,946 and $0 accounts receivable from Lifeforfun Limited, respectively.

Transactions with ZTC

During the six months ended June 30, 2018 and 2017, HDS purchased yew forest assets from ZTC in the amount of $5,745,955 and $0, respectively. At June 30, 2018 and December 31, 2017, the Company had zero balance payable to ZTC.

Transactions with Xinlin

During the six months ended June 30, 2018 and 2017, HDS purchased yew forest assets from Xinlin in the amount of $2,683,065 and $0, respectively. At June 30, 2018 and December 31, 2017, the Company had zero balance payable to Xinlin.

Transactions with Changzhi Du

During the six months ended June 30, 2018 and 2017, HDS purchased yew forest assets from Changzhi Du in the amount of $937,706 and purchased yew seedlings from Changzhi Du in the amount of $762,259, respectively. As of June 30, 2018 and December 31, 2017, the Company had zero balance payable to Changzhi Du.

Transactions with Jinguo Wang

During the six months ended June 30, 2018 and 2017, HDS purchased yew forest assets from Jinguo Wang in the amount of $1,459,840 and purchased yew seedlings from Jinguo Wang in the amount of $25,675, respectively. As of June 30, 2018 and December 31, 2017, the Company had zero balance payable to Jinguo Wang.

Transactions with Guifang Qi

During the six months ended June 30, 2018 and 2017, HDS purchased yew forest assets from Guifang Qi in the amount of $1,869,130 and $0, respectively. As of June 30, 2018 and December 31, 2017, the Company had zero balance payable to Guifang Qi.

Transactions with Zhiguo Wang

During the six months ended June 30, 2018 and 2017, HDS purchased yew forest assets from Zhiguo Wang in the amount of $1,319,386 and $0, respectively. As of June 30, 2018 and December 31, 2017, the Company had zero balance payable to Zhiguo Wang.

Transactions with Others

During the six months ended June 30, 2018 and 2017, HDS purchased yew forest from others in the amount of $4,729,149 and purchased yew seedlings from others in the amount of $2,496,254, respectively. As of June 30, 2018 and December 31, 2017, the Company had accounts payable to others in the amount of $0 and $307,390, respectively, which was included in the accounts payable-related parties in the accompanying consolidated balance sheets.

During the six months ended June 30, 2018 and 2017, HDS prepaid $357,904 and $0 to others for purchase of yew forests, respectively, which was included in the long-term prepaid expenses-related party in the accompanying consolidated balance sheets.

For the six months ended June 30, 2018 and 2017, total revenues to others amounted to $27,082 and $0, and the corresponding cost of revenues amounted to $19,144 and $0, respectively. As of June 30, 2018 and December 31, 2017, the Company had no accounts receivable from others.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the six months ended June 30, 2018 and 2017, rent expense related to the ZTC Lease amounted to $12,758 and $11,816, respectively. At June 30, 2018 and December 31, 2017, prepaid rent to ZTC amounted to $42,950 and $56,177, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the six months ended June 30, 2018 and 2017, rent expense related to the Office Lease amounted to $1,178 and $1,091, respectively. As of June 30, 2018 and December 31, 2017, the unpaid rent was $2,982 and $1,881, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. For the six months ended June 30, 2018 and 2017, rent expense related to the JSJ Lease amounted to $785 and $727, respectively. As of June 30, 2018 and December 31, 2017, the unpaid rent was $6,043 and $5,380, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the six months ended June 30, 2018 and 2017, rent expense related to the A’cheng Lease amounted $1,963 and $1,739, respectively. At June 30, 2018 and December 31, 2017, the unpaid rent was $3,777 and $1,921, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. For the six months ended June 30, 2018 and 2017, rent expense related to the Jixing Lease amounted $785 and $606, respectively. As of June 30, 2018 and December 31, 2017, the prepaid rent to Ms. Qi amounted to $252 and $1,025, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and Madam Qi, excluding the unpaid rents disclosed above and the borrowings from Madame Qi as disclosed below, amounted to $41,051 at June 30, 2018 and December 31, 2017, which was included in due to related parties in the accompanying consolidated balance sheets.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, 2017 and 2018, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016, 2017 and 2018, respectively. During the six months ended June 30, 2018 and 2017, the Company made repayments of $0 and $75,875 to Madame Qi, respectively. As of June 30, 2018 and December 31, 2017, the total borrowings including the interest were $428,095, which was included in due to related parties in the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of June 30, 2018, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

For the six months ended June 30, 2018 and 2017, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) Others segment, consisting of the sales of yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract are conducted in the PRC.

Information with respect to these reportable business segments for the six months ended June 30, 2018 and 2017 was as follows:

	For the Six Months Ended June 30,
	2018	2017
Revenues:
TCM raw materials	$14,748,730	$14,071,047
Yew trees	32,501	-
Handicrafts	1,308	2,368
Others	3,068,967	9,406,425
	$17,851,506	$23,479,840
Cost of revenues:
TCM raw materials	$11,017,307	$3,010,134
Yew trees	20,204	-
Handicrafts	1,241	2,176
Others	2,979,902	9,357,887
	$14,018,654	$12,370,197
Depreciation and amortization:
TCM raw materials	$193,488	$15,780
Yew trees	21,376	-
Handicrafts	483	3
Others	8,191	30,715
	$223,538	$46,498
Net income (loss):
TCM raw materials	$3,143,266	$10,813,297
Yew trees	11,000	-
Handicrafts	14	159
Others	(1,392,086)	(388,643)
	$1,762,194	$10,424,813

	June 30, 2018
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$28,455,098	$446,673	$11,396	$82,785	$28,995,952

	December 31, 2017
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$6,369,938	$474,961	$12,066	$92,530	$6,949,495

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,039 is due on the first day of each month of the first year, $3,150 for each month of the second year and $3,261 for each month of the third year. The term of the lease is for 3 years and expires on January 31, 2018. On February 1, 2018, the Company renewed the lease and the lease expires on January 31, 2020. Pursuant to the renewed lease agreement, the monthly payment is $3,521 from February 1, 2018 to January 1, 2019, and $3,669 from February 1, 2019 to January 31, 2020. For the six months ended June 30, 2018 and 2017, rent expense related to the U.S. principal office lease amounted to $22,458 and $20,232, respectively.

On May 1, 2017, the Company entered into a lease for product exhibition and promotion space in California. The lease is on month by month basis and the monthly rent is $2,800. For the six months ended June 30, 2018 and 2017, the related rent expense amounted to $16,500 and $5,600, respectively.

On April 30, 2018, the Company entered into a lease for product sales space in California. The lease term is from May 11, 2018 to April 30, 2019. The lease includes a monthly base rent payment, due on the first day of each calendar month, and contingent rent, based on a percentage of sales in excess of specified target amounts. Pursuant to the lease agreement, the monthly base rent payment is $1,761 from May 11, 2018 to May 31, 2018, $2,600 from June 1, 2018 to October 30, 2018 and from January 1, 2019 to April 30, 2019, and $4,600 from November 1, 2018 to December 31, 2018. The contingent rent is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. For the six months ended June 30, 2018, the related rent expense amounted to $6,961, and no contingent rent expense was incurred.

See Note 10 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the six months ended June 30, 2018 and 2017, the Company didn’t make any sales under the Seedling Agreement.

NOTE 13 – RECENT ACCOUNTING PRONOUCEMENTS

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. These amendments align the accounting for share-based payment transactions with non-employees with accounting for share-based payment transactions with employees. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the adoption of ASU No. 2018-07 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. These amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company is currently evaluating the impact of the adoption of ASU No. 2018-09 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact of the adoption of ASU No. 2018-10 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. For the entities that have not adopted Topic 842, the effective date for this ASU are the same as those for ASU 2016-02, which is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2018-11 on its consolidated financial statements.

NOTE 14 – JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On June 14, 2018, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Qing’An National Forestry Administration (“Qing’An Forestry”), pursuant to which the Qing’An Forestry has given HDS access to 10,729.5 mu of forest land located in Qing’An County, Suihua City, Heilongjiang Province to develop yew tree forests and produce yew seedlings. The Company is required to plant yew trees on this land from June 14, 2018 to June 13, 2038. Any gross revenues from the planting of yew tree shall be distributed 80% to the Company and 20% to the Qing’An Forestry. The Company accounts for this Joint Venture Agreement as a collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue on a gross basis as the prime contractor. For the six months ended June 30, 2018, the Company has not generated any revenues or activities on this land.

NOTE 15 – SUBSEQUENT EVENTS

On July 1, 2018, the Company renewed JSJ Lease for three years (See Note 10), which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,600).

On July 20, 2018, the Company issued 200,000 shares of common stock to Xuehai Wu, a director, for the exercise of the stock options with an exercise price of $0.20 granted to him pursuant to the stock option agreement entered into on July 18, 2014. The Company received the proceeds in the amount of $40,000 on July 19, 2018.

On July 27, 2018, the Company’s Board of Directors was granted the discretionary authority to make a reverse split of its common stock between 1-for-6 and 1-for-10 by June 30, 2019. As of the filing date, the Company has not executed the reverse stock split.

On August 6, 2018, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,192,000), payable on August 5, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan.

On August 8, 2018, the Company repaid loans from CEB in the amount of $720,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the six months ended June 30, 2018 and 2017, and consolidated financial conditions as of June 30, 2018 and December 31, 2017 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and six months ended June 30, 2018 and 2017, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, yew essence oil soaps, pine needle extracts, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations including sales of yew candles, pine needle extracts and yew essential oil soap are conducted in the PRC for the three and six months ended June 30, 2018.

For the six months ended June 30, 2018, revenues from the sales of TCM raw materials represented approximately 82.62% of consolidated revenue (including 82.62% of consolidated revenues from related parties); sales of yew trees represented approximately 0.18% of consolidated revenue (including 0.15% of consolidated revenue from a related party); sales of handicrafts represented approximately 0.01% of consolidated revenue; and the sales of others represented approximately 17.19% of consolidated revenue (including 16.25% of consolidated revenue from related parties). For the six months ended June 30, 2017, revenues from the sales of TCM raw materials represented approximately 59.93% of consolidated revenue (including 59.93% of consolidated revenues from a related party); sales of yew trees represented approximately 0.00% of consolidated revenue; sales of handicrafts represented approximately 0.01% of consolidated revenue; and the sales of others represented approximately 40.06% of consolidated revenue.

For the three months ended June 30, 2018, revenues from the sales of TCM raw materials represented approximately 88.08% of consolidated revenue (including 88.08% of consolidated revenues from related parties); sales of yew trees represented approximately 0.22% of consolidated revenue (including 0.18% of consolidated revenue from a related party); sales of handicrafts represented approximately 0.00% of consolidated revenue; and the sales of others represented approximately 11.70% of consolidated revenue (including 10.78% of consolidated revenue from related parties). For the three months ended June 30, 2017, revenues from the sales of TCM raw materials represented approximately 73.39% of consolidated revenue (including 73.39% of consolidated revenues from a related party); sales of yew trees represented approximately 0.00% of consolidated revenue; sales of handicrafts represented approximately 0.01% of consolidated revenue; and the sales of others represented approximately 26.06% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses ($1,357,451 and $318,308 for the six months ended June 30, 2018 and 2017, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of June 30, 2018, YBP had $772,769 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $2,885, including approximately $2,885 in cash at June 30, 2018. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of June 30, 2018, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the six months ended June 30, 2018.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of June 30, 2018 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

Inventories

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or market value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials and direct labor.

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

The adoption did not have any impact on our consolidated financial statements and as a result, no changes were made to prior reporting periods presented

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. These amendments align the accounting for share-based payment transactions with non-employees with accounting for share-based payment transactions with employees. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the adoption of ASU No. 2018-07 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. These amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company is currently evaluating the impact of the adoption of ASU No. 2018-09 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact of the adoption of ASU No. 2018-10 on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this ASU affect the guidance issued in ASU 2016-02, Leases (Topic 842), which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. For the entities that have not adopted Topic 842, the effective date for this ASU are the same as those for ASU 2016-02, which is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU No. 2018-11 on its consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues - third parties	$142,412	$4,067,590	$174,670	$9,408,793
Revenues - related parties	14,677,956	11,536,786	17,676,836	14,071,047
Total revenues	14,820,368	15,604,376	17,851,506	23,479,840
Cost of revenues - third parties	89,337	4,058,847	102,243	9,360,063
Cost of revenues - related parties	11,377,474	955,866	13,916,411	3,010,134
Total cost of revenues	11,466,811	5,014,713	14,018,654	12,370,197
Gross profit	3,353,557	10,589,663	3,832,852	11,109,643
Operating expenses	1,287,300	299,915	1,547,172	598,318
Income from operations	2,066,257	10,289,748	2,285,680	10,511,325
Other expenses	(453,069)	(34,235)	(523,486)	(85,908)
Net income before income taxes	1,613,188	10,255,513	1,762,194	10,425,417
Income taxes	-	(604)	-	(604)
Net income	1,613,188	10,254,909	1,762,194	10,424,813
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,400,809)	775,601	(844,005)	1,079,481
Comprehensive income (loss)	$(787,621)	$11,030,510	$918,189	$11,504,294

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Revenues

For the three months ended June 30, 2018, we had total revenues of $14,820,368, as compared to $15,604,376 for the three months ended June 30, 2017, a decrease of $784,008 or 5.02%. The decrease in total revenue was attributable to the decrease in revenues from handicrafts and “Others” segments, partially offset by increase in revenues from sales of TCM raw materials and yew trees to related parties.

For the six months ended June 30, 2018, we had total revenues of $17,851,506, as compared to $23,479,840 for the six months ended June 30, 2017, a decrease of $5,628,334 or 23.97%. The decrease in total revenue was attributable to the decrease in revenues from “Others” segments and handicrafts, partially offset by increase in revenues from sales of TCM raw materials and yew trees to related parties.

Total revenue is summarized as follows:

	Three Months Ended June 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$13,053,333	$11,536,786	$1,516,547	13.15%
Yew trees	32,501	-	32,501	100.00%
Handicrafts	206	1,004	(798)	(79.48)%
Others	1,734,328	4,066,586	(2,332,258)	(57.35)%
Total	$14,820,368	$15,604,376	$(784,008)	(5.02)%

	Six Months Ended June 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$14,748,730	$14,071,047	$677,683	4.82%
Yew trees	32,501	-	32,501	100.00%
Handicrafts	1,308	2,368	(1,060)	(44.76)%
Others	3,068,967	9,406,425	(6,337,458)	(67.37)%
Total	$17,851,506	$23,479,840	$(5,628,334)	(23.97)%

For the three months ended June 30, 2018 compared to June 30, 2017, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related parties, Yew Pharmaceutical and HDS Development. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The decrease in revenue of others was mainly attributable to lower demand in export market.

For the six months ended June 30, 2018 compared to June 30, 2017, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related parties, Yew Pharmaceutical and HDS Development. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The decrease in revenue of others was mainly attributable to the decrease in demand of yew candles, pine needle extracts and handmade essential oil soaps.

Cost of Revenues

For the three months ended June 30, 2018, cost of revenues amounted to $11,466,811 as compared to $5,014,713 for the three months ended June 30, 2017, an increase of $6,452,098 or 128.66%. For the three months ended June 30, 2018, cost of revenues accounted for 77.37% of total revenues compared to 32.14% of total revenues for the three months ended June 30, 2017.

For the six months ended June 30, 2018, cost of revenues amounted to $14,018,654 as compared to $12,370,197 for the six months ended June 30, 2017, an increase of $1,648,457 or 13.33%. For the six months ended June 30, 2018, cost of revenues accounted for 78.53% of total revenues compared to 52.68% of total revenues for the six months ended June 30, 2017.

Cost of revenues by product categories is as follows:

	Three Months Ended June 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$9,773,130	$955,866	$8,817,264	922.44%
Yew trees	20,204	-	20,204	100.00%
Handicrafts	503	912	(409)	(44.85)%
Others	1,672,974	4,057,935	(2,384,961)	(58.77)%
Total	$11,466,811	$5,014,713	$6,452,098	128.66%

	Six Months Ended June 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$11,017,307	$3,010,134	$8,007,173	266.01%
Yew trees	20,204	-	20,204	100.00%
Handicrafts	1,241	2,176	(935)	(42.97)%
Others	2,979,902	9,357,887	(6,377,985)	(68.16)%
Total	$14,018,654	$12,370,197	$1,648,457	13.33%

The increase in our cost of revenues for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily a result of the increase in cost of revenue in TCM raw materials, partially offset by the decrease in the “Others” segments. The increase in our cost of revenues for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily a result of the increase in cost of revenue in TCM raw materials, partially offset by decrease in costs of revenue in the “Others” segments.

The increase in cost of revenue in TCM raw material segment was primarily attributable to the increase in the unit cost of TCM raw materials and increase of sales to our related parties, Yew Pharmaceutical and HDS Development. Usually we obtained yew foliage by picking the leaves from the grown yew trees. The unit cost of the TCM raw material only consisted of the picking labor cost and amortization. However, in the second quarter of 2018, the demand for TCM raw material increased due to the increased demand from our related parties, Yew Pharmaceutical and HDS Development. We did not have enough leaves to be picked from the grown yew trees. Thus, the Company cut down certain whole grown yew to produce TCM raw material, which led to significantly increase in the unit price due to the fact that the cost consisted of the unit price of the grown tree. But in the second quarter of 2017, we have had enough leaves to pick and sale without cutting down the grown trees and our unit cost was lower.

The decrease in cost of revenue in “Others” segment for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to the decreased sales of yew candles, pine needle extracts and essential oil soaps, which was in line with the decrease in revenue.

The decrease in cost of revenue in “Others” segment for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to the decreased sales of yew candles, pine needle extracts and essential oil soaps, which was in line with the decrease in revenue.

Gross Profit

For the three months ended June 30, 2018, gross profit was $3,353,557 as compared to $10,589,663 for the three months ended June 30, 2017, representing gross profit margins of 22.6% and 67.9%, respectively. For the six months ended June 30, 2018, gross profit was $3,832,852 as compared to $11,109,643 for the six months ended June 30, 2017, representing gross profit margins of 21.5% and 47.3%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	(Decrease) Increase	2018	2017	(Decrease) Increase
TCM raw materials	25.13%	91.71%	(66.58)%	25.30%	78.61%	(53.31)%
Yew trees	37.84%	0.00%	37.84%	37.84%	0.00%	37.84%
Handicrafts	(144.17)%	9.16%	(153.33)%	5.12%	8.11%	(2.99)%
Others	3.54%	0.21%	3.33%	2.90%	0.52%	2.38%
Total	22.63%	67.86%	(45.23)%	21.47%	47.32%	(25.85)%

The decrease in our overall gross profit margin for the three and six month ended June 30, 2018 as compared to the three and six months ended June 30, 2017 were primarily attributable to the lower gross margin yields of TCM raw materials.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was primarily attributable to the significant increase in the cost of revenue of TCM raw materials for the three and six months ended June 30, 2018.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Salary and related benefit	$-	$-	$-	$-
Shipping and handling	-	-	-	-
Other	6,989	66	7,829	331
Total	$6,989	$66	$7,829	$331

For the three months ended June 30, 2018, selling expense was $6,989 as compared to $66 for the three months ended June 30, 2017. For the six months ended June 30, 2018, selling expense was $7,829 as compared to $331 for the six months ended June 30, 2017.

General and Administrative Expenses

For the three months ended June 30, 2018, general and administrative expenses amounted to $1,280,311, as compared to $299,849 for the three months ended June 30, 2017, an increase of $980,462, or 326.99%. For the six months ended June 30, 2018, general and administrative expenses amounted to $1,539,343, as compared to $597,987 for the six months ended June 30, 2017, an increase of $941,356, or 157.42%.

General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Compensation and related benefits	$1,092,457	$121,444	$1,127,254	$249,917
Depreciation	3,469	13,658	8,708	27,295
Travel and entertainment	16,938	8,240	51,421	48,614
Professional fees	14,714	6,001	26,806	15,952
Other	152,733	150,506	325,154	256,209
Total	$1,280,311	$299,849	$1,539,343	$597,987

The increase in our general and administrative expenses for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017 was primarily attributable to the increase in our stock-based compensation.

Income from Operations

For the three months ended June 30, 2018, income from operations was $2,066,257, as compared to income from operations of $10,289,748 for the three months ended June 30, 2017, a decrease of $8,223,491, or 79.92%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials.

For the six months ended June 30, 2018, income from operations was $2,285,680, as compared to income from operations of $10,511,325 for the six months ended June 30, 2017, a decrease of $8,225,645, or 78.26%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials.

Other Expenses

For the three months ended June 30, 2018, total other expense was $453,069 as compared to total other expense of $34,235 for the three months ended June 30, 2017. The increase was primarily attributable to the increase in government subsidy.

For the six months ended June 30, 2018, total other expense was $523,486 as compared to total other expense of $85,908 for the six months ended June 30, 2017. The increase was primarily attributable to the increase in government subsidy.

Net Income

As a result of the factors described above, our net income was $1,613,188 or $0.03 (basic and diluted), for the three months ended June 30, 2018, as compared to net income of $10,254,909 or $0.20 and $0.19 (basic and diluted, respectively), for the three months ended June 30, 2017. As a result of the factors described above, our net income was $1,762,194 or $0.03 (basic and diluted), for the six months ended June 30, 2018, as compared to net income of $10,424,813 or $0.20 and $0.19 (basic and diluted, respectively), for the six months ended June 30, 2017.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2018, we reported an unrealized loss on foreign currency translation of $2,400,809, as compared to a gain of $775,601 for the three months ended June 30, 2017. For the six months ended June 30, 2017, we reported an unrealized loss on foreign currency translation of $844,005, as compared to a gain of $1,079,481 for the six months ended June 30, 2017. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended June 30, 2018, comprehensive loss of $787,621 was derived from the sum of our net income of $1,613,188 with foreign currency translation loss of $2,400,809. For the three months ended June 30, 2017, comprehensive income of $11,030,510 was derived from the sum of our net income of $10,254,909 with foreign currency translation gain of $775,601.

For the six months ended June 30, 2018, comprehensive income of $918,189 was derived from the sum of our net income of $1,762,194 with foreign currency translation loss of $844,005. For the six months ended June 30, 2017, comprehensive income of $11,504,294 was derived from the sum of our net income of $10,424,813 with foreign currency translation gain of $1,079,481.

Segment Information

For the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extracts, yew essential oil soaps, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of export commodities are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended June 30, 2018 and 2017 was as follows:

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Revenues- third parties	Revenues - related parties	Total	Revenues- third parties	Revenues - related parties	Total
Revenues
TCM raw materials	$-	$13,053,333	$13,053,333	$-	$11,536,786	$11,536,786
Yew trees	5,419	27,082	32,501	-	-	-
Handicrafts	206	-	206	1,004	-	1,004
Others	136,787	1,597,541	1,734,328	4,066,586	-	4,066,586
Total revenues	$142,412	$14,677,956	$14,820,368	$4,067,590	$11,536,786	$15,604,376

Cost of Revenues
TCM raw materials	$-	$9,773,130	$9,773,130	$-	$955,866	$955,866
Yew trees	1,060	19,144	20,204	-	-	-
Handicrafts	503	-	503	912	-	912
Others	87,774	1,585,200	1,672,974	4,057,935	-	4,057,935
Total cost of revenues	$89,337	$11,377,474	$11,466,811	$4,058,847	$955,866	$5,014,713

Information with respect to these reportable business segments for the six months ended June 30, 2018 and 2017 was as follows:

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Revenues- third parties	Revenues - related parties	Total	Revenues- third parties	Revenues - related parties	Total
Revenues:
TCM raw materials	$-	$14,748,730	$14,748,730	$-	$14,071,047	$14,071,047
Yew trees	5,419	27,082	32,501	-	-	-
Handicrafts	1,308	-	1,308	2,368	-	2,368
Others	167,943	2,901,024	3,068,967	9,406,425	-	9,406,425
Total revenues	$174,670	$17,676,836	$17,851,506	$9,408,793	$14,071,047	$23,479,840

Cost of sales:
TCM raw materials	$-	$11,017,307	$11,017,307	$-	$3,010,134	$3,010,134
Yew trees	1,060	19,144	20,204	-	-	-
Handicrafts	1,241	-	1,241	2,176	-	2,176
Others	99,942	2,879,960	2,979,902	9,357,887	-	9,357,887
Total cost of revenues	$102,243	$13,916,411	$14,018,654	$9,360,063	$3,010,134	$12,370,197

TCM raw materials

During the three months ended June 30, 2018, we sold 60,869 kg of TCM raw materials as compared to 48,506 kg of TCM raw materials during the three months ended June 30, 2017, a 25.49% increase in sales volume primarily attributable to increase in sales volume to our related parties, Yew Pharmaceutical and HDS Development.

During the six months ended June 30, 2018, we sold 73,999 kg of TCM raw materials as compared to 65,481 kg of TCM raw materials during the six months ended June 30, 2016, a 13.01% increase in sales volume primarily attributable to increase in sales volume to our related parties, Yew Pharmaceutical and HDS Development.

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

For the three months ended June 30, 2018 and 2017, we had revenue of $13,053,333 and $11,536,786, respectively, from the sale of TCM raw materials to Yew Pharmaceutical and HDS Development. For the three months ended June 30, 2018 and 2017, we had no revenue from the sale of TCM raw materials to third parties.

For the six months ended June 30, 2018 and 2017, we had revenue of $14,748,730 and $14,071,047, respectively, from the sale of TCM raw materials to Yew Pharmaceutical and HDS Development. For the six months ended June 30, 2018 and 2017, we had no revenue from the sale of TCM raw materials to third parties.

Sales volume was summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales volume - third parties (kg)	-	-	-	-
Sales volume - related party (kg)	60,869	48,506	73,999	65,481
Total sales volume	60,869	48,506	73,999	65,481

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Others

During the three months ended June 30, 2018, we sold approximately 20,040 yew candles in amount of $1,597,541 to related party. During the six months ended June 30, 2018, we sold approximately 38,040 yew candles in the amount of $2,901,024 to related party.

During the three months ended June 30, 2017, we sold approximately 37,200 yew candles, and 1,170 kilograms pine needle extracts in amount of $4,066,586 to third party. During the six months ended June 30, 2017, we sold approximately 171,540 yew candles, and 3,090 kilograms pine needle extracts in the amount of $9,406,425 to third party.

Handicrafts

During the three months ended June 30, 2018 and 2017, revenue from the sale of handicrafts made from yew timber to third parties amounted to $206 and $1,004, respectively, decrease of $798, or 79.48%. During the six months ended June 30, 2018 and 2017, revenue from the sale of handicrafts made from yew timber to third parties amounted to $1,308 and $2,368, respectively, decrease of $1,060, or 44.76%. The decrease in revenues of handicrafts was mainly due to the Company’s strategy of stopping producing and selling of handicrafts due to bad market situation in recent years.

Yew trees

During the three months ended June 30, 2018, we sold 575 pieces of yew trees in amount of $5,419 to third party and 4,209 pieces of yew trees in amount of $27,082 to related party. During the six months ended June 30, 2018, we sold 575 pieces of yew trees in amount of $5,419 to third party and 4,209 pieces of yew trees in amount of $27,082 to related party. During the three and six months ended June 30, 2017, we did not sell any yew trees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2018 and December 31, 2017, we had cash balances of $772,769 and $859,830, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2017 to June 30, 2018:

			December 31, 2017 to June 30, 2018
Category	June 30, 2018	December 31, 2017	Change	Percentage change
Current assets:
Cash	$772,769	$859,830	$(87,061)	(10.13)%
Accounts receivable	60,127	9,881,914	(9,821,787)	(99.39)%
Accounts receivable - related parties	12,296,807	21,847,733	(9,550,926)	(43.72)%
Inventories, net	8,385,394	2,579,190	5,806,204	225.12%
Prepaid expenses and other assets	58,176	37,519	20,657	55.06%
Prepaid expenses - related parties	43,202	57,202	(14,000)	(24.47)%
VAT recoverables	990,403	170,564	819,839	480.66%
Current liabilities:
Accounts payable	167,928	152,812	15,116	9.89%
Accounts payable - related parties	-	357,708	(357,708)	(100.00)%
Accrued expenses and other payables	421,710	162,619	259,091	159.32%
Taxes payable	5,522	5,574	(52)	(0.93)%
Due to related parties	586,295	619,999	(33,704)	(5.44)%
Short-term borrowings	4,666,779	6,099,876	(1,433,097)	(23.49)%
Working capital:
Total current assets	$22,606,878	$35,433,952	$(12,827,074)	(36.20)%
Total current liabilities	5,848,234	7,398,588	(1,550,354)	(20.95)%
Working capital	$16,758,644	$28,035,364	$(11,276,720)	(40.22)%

Our working capital decreased by $11,276,720 to $16,758,644 at June 30, 2018, from working capital of $28,035,364 at December 31, 2017. This decrease in working capital is primarily attributable to:

●	a decrease in accounts receivable - related parties of approximately $9,551,000
●	a decrease in accounts receivable of approximately $9,822,000
●	a decrease in short-term borrowings of approximately $1,433,000 partially offset by:

●	an increase in inventories, net of approximately $5,806,000

For the six months ended June 30, 2018, net cash flow provided by operating activities was $25,359,440, as compared to net cash flow provided by operating activities of $7,635 for the six months ended June 30, 2017, an increase of $25,351,805. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2018, net cash flow provided by operating activities of $25,359,440 was primarily attributable to:

●	net income of approximately $1,762,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $30,000, amortization of land use rights and yew forest assets of approximately $598,000 and stock-based compensation of approximately $1,065,000; and

●	Changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $10,038,000, a decrease in accounts receivable-related parties of approximately $9,543,000, a decrease in inventories, net of approximately $3,297,000, an increase in accounts payable-related parties of approximately $366,000, an increase in VAT recoverables of approximately $855,000 and a decrease in accrued expenses and other payables of approximately $272,000.

For the six months ended June 30, 2017, net cash flow provided by operating activities of $7,635 was primarily attributable to:

●	net income of approximately $10,425,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $46,000, amortization of land use rights and yew forest assets of approximately $71,000 and stock-based compensation of approximately $67,000; and

●	Changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $2,693,000, an increase in accounts receivable-related parties of approximately $4,422,000, an increase in inventories, net of approximately of $7,625,000, an increase in accounts payable-related parties of approximately $1,978,000, an increase in VAT recoverables of approximately $293,000, an increase in accrued expenses and other payables of approximately $303,000 and an increase in deferred income of approximately $218,000.

Net cash flow used in investing activities was approximately $24,053,000 for the six months ended June 30, 2018. During the six months ended June 30, 2018, we have made payment in approximately $23,681,000 for purchase of yew forest assets, and made prepayments for purchases of yew forest assets of approximately $372,000. Net cash flow used in investing activities was approximately $679,000 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we have made payment in approximately $679,000 for purchase of yew forest assets.

Net cash flow used in financing activities was approximately $1,277,000 for the six months ended June 30, 2018 and consisted of proceeds of $3,156,000 from a bank, and offset by repayments of approximately $4,433,000. Net cash flow provided by financing activities was approximately $2,807,000 for the six months ended June 30, 2017 and consisted of proceeds of approximately $6,501,000 from a bank, and offset by repayments of approximately $3,618,000 and $76,000 to bank and our related party respectively.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2018 and December 31, 2017, approximately $47.1 million and $44.9 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $844,005 for the six months ended June 30, 2018 and a gain of $1,079,481 for the six months ended June 30, 2017, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YEW BIO-PHARM GROUP, INC.

By:	/s/ NAN TIAN
Nan Tian
Chief Financial Officer

Date: August 14, 2018

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

