Form 10-Q
period 2018-09-30
Yew Bio-Pharm Group, Inc.
filed 2018-11-19
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

As of November 19, 2018, there were 52,075,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$522,260	$859,830
Accounts receivable	6,871,285	9,881,914
Accounts receivable - related parties	6,592,266	21,847,733
Inventories, net	6,784,838	2,579,190
Prepaid expenses - related parties	57,153	57,202
Prepaid expenses and other assets	35,488	37,519
VAT recoverables	1,056,483	170,564
Total Current Assets	21,919,773	35,433,952

LONG-TERM ASSETS:

Long-term inventories, net	1,700,797	10,546,648
Property and equipment, net	526,419	579,557
Land use rights and yew forest assets, net	31,087,820	6,369,938

Total Long-term Assets	33,315,036	17,496,143

Total Assets	$55,234,809	$52,930,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$816,010	$152,812
Accounts payable - related parties	14,563	357,708
Accrued expenses and other payables	306,561	162,619
Advance from customers	27,602	-
Taxes payable	235,736	5,574
Due to related parties	585,326	619,999
Short-term borrowings	6,512,038	6,099,876

Total Current Liabilities	8,497,836	7,398,588

NONCURRENT LIABILITIES:
Taxes payable	1,202,741	-
Deferred income	340,785	359,646
Total Noncurrent Liabilities	1,543,526	359,646

Total Liabilities	10,041,362	7,758,234

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 52,075,000 and 51,875,000 shares issued and outstanding at September 30, 2018 and December 31, 2017)	52,075	51,875
Additional paid-in capital	11,470,760	10,363,412
Retained earnings	31,669,034	30,287,658
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income (loss)	(1,760,710)	706,628

Total Shareholders’ Equity	45,193,447	45,171,861

Total Liabilities and Shareholders’ Equity	$55,234,809	$52,930,095

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Revenues	$8,003,644	$7,272,296	$8,178,314	$16,681,089
Revenues - related parties	6,035,593	4,292,619	23,712,429	18,363,666

Total Revenues	14,039,237	11,564,915	31,890,743	35,044,755

COST OF REVENUES:
Cost of revenues	7,499,241	7,371,663	7,601,484	16,731,726
Cost of revenues - related parties	5,075,419	3,443,336	18,991,830	6,453,470

Total Cost of Revenues	12,574,660	10,814,999	26,593,314	23,185,196

GROSS PROFIT	1,464,577	749,916	5,297,429	11,859,559

OPERATING EXPENSES:
Selling	16,964	64,347	24,793	64,678
General and administrative	234,507	196,569	1,773,850	794,556

Total Operating Expenses	251,471	260,916	1,798,643	859,234

INCOME FROM OPERATIONS	1,213,106	489,000	3,498,786	11,000,325

OTHER INCOME (EXPENSES):
Interest expense	(45,549)	(52,105)	(182,659)	(139,450)
Other income	(9,969)	(3,332)	80,356	(1,895)
Exchange loss	(106,570)	181,454	(583,271)	181,454

Total Other Expenses	(162,088)	126,017	(685,574)	40,109

INCOME BEFORE PROVISION FOR INCOME TAXES	1,051,018	615,017	2,813,212	11,040,434
PROVISION FOR INCOME TAXES	(1,431,836)	(610)	(1,431,836)	(610)
NET INCOME (LOSS)	$(380,818)	$614,407	$1,381,376	$11,039,824

COMPREHENSIVE INCOME:
NET INCOME	$(380,818)	$614,407	$1,381,376	$11,039,824
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(1,623,333)	790,549	(2,467,338)	1,870,030

COMPREHENSIVE INCOME (LOSS)	$(2,004,151)	$1,404,956	$(1,085,962)	$12,909,854

NET INCOME PER COMMON SHARE:
Basic	$(0.01)	$0.01	$0.03	$0.21
Diluted	$(0.01)	$0.01	$0.03	$0.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,018,478	51,875,000	51,923,352	51,875,000
Diluted	52,018,478	54,561,533	54,808,280	53,965,264

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,381,376	$11,039,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,912	50,944
Stock-based compensation	1,067,548	94,177
Amortization of land use rights and yew forest assets	4,950,556	137,903
Changes in operating assets and liabilities:
Accounts receivable	2,641,250	3,276,466
Accounts receivable - related parties	14,873,927	(11,005,869)
Prepaid expenses and other current assets	(22,053)	(14,847)
Prepaid expenses - related parties	19,729	17,902
Inventories, net	4,299,077	(3,278,467)
VAT recoverables	(943,333)	1,081,219
Accounts payable	692,154	501,728
Accounts payable - related parties	(341,954)	(2,803,224)
Accrued expenses and other payables	160,728	(202,645)
Advance from customers	29,097
Due to related parties	(28,211)	(57,632)
Taxes payable	1,431,836	(11,873)
Deferred income	1,067	220,403

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	30,257,706	(953,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made to related party for purchase of yew forest assets	(20,690)	-
Purchase of land use rights and yew forest assets	(31,356,873)	(793,662)

NET CASH USED IN INVESTING ACTIVITIES	(31,377,563)	(793,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	7,331,599	7,881,105
Repayment of short-term borrowings	(6,695,593)	(4,997,764)
Proceeds from exercise of stock options	40,000	-
Repayments to related party	-	(105,875)

NET CASH PROVIDED BY FINANCING ACTIVITIES	676,006	2,777,466

EFFECT OF EXCHANGE RATE ON CASH	106,281	30,869

NET INCREASE (DECREASE) IN CASH	(337,570)	1,060,682

CASH - Beginning of period	859,830	278,991

CASH - End of period	$522,260	$1,339,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$166,884	$140,555
Income taxes	$-	$18,197
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expenses paid by related party	$5,834	$34,341
Reclassification of inventories to land use rights and yew forest assets	$-	$4,300,033

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2018, and the results of operations and cash flows for the nine-month periods ended September 30, 2018 and 2017, have been presented.

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

Accounts payable and accounts payable—related party from prior period financial statements have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s financial position or results of operations presented.

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership		Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%		Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%		Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements		Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100	%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc. (“MC”)	State of California, United State September 8, 2016		100	%(2)	Sales of yew oil candles and yew oil soaps

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

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

Pursuant to a restructuring plan intended to ensure compliance with applicable PRC laws and regulations (the “Second Restructure”), on November 5, 2010, JSJ entered into a series of contractual arrangements (the “Contractual Arrangements”) with HDS and/or Zhiguo Wang, his wife Guifang Qi and Xingming Han (collectively with Mr. Wang and Madame Qi, the “HDS Shareholders”), as described below:

●	Exclusive Business Cooperation Agreement. Pursuant to the Exclusive Business Cooperation Agreement between JSJ and HDS (the “Business Cooperation Agreement”), JSJ has the exclusive right to provide to HDS general business operation services, including advice and strategic planning, as well as consulting services related to technology, research and development, human resources, marketing and other services deemed necessary (collectively, the “Services”). Under the Business Cooperation Agreement, JSJ has exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the Business Cooperation Agreement, including but not limited to copyrights, patents, patent applications, software and trade secrets. HDS shall pay to JSJ a monthly consulting service fee (the “Service Fee”) in RMB that is equal to 100% of the monthly net income of HDS. Upon the prior written consent by JSJ, the rate of Service Fee may be adjusted pursuant to the operational needs of HDS. Within 30 days after the end of each month, HDS shall (a) deliver to JSJ the management accounts and operating statistics of HDS for such month, including the net income of HDS during such month (the “Monthly Net Income”), and (b) pay 80% of such Monthly Net Income to JSJ (each such payment, a “Monthly Payment”). Within ninety (90) days after the end of each fiscal year, HDS shall (a) deliver to JSJ financial statements of HDS for such fiscal year, which shall be audited and certified by an independent certified public accountant approved by JSJ, and (b) pay an amount to JSJ equal to the shortfall, if any, of the aggregate net income of HDS for such fiscal year, as shown in such audited financial statements, as compared to the aggregate amount of the Monthly Payments paid by HDS to JSJ in such fiscal year. HDS also granted an irrevocable and exclusive option to JSJ to purchase any and all of the assets of HDS, to the extent permitted under PRC law, at the lowest price permitted by PRC law. Unless earlier terminated in accordance with the provisions of the Business Cooperation Agreement or other agreements separately executed between JSJ and HDS, the Business Cooperation Agreement is for a term of ten years and expires on November 5, 2020; however, the term of the Business Cooperation Agreement may be extended if confirmed in writing by JSJ prior to the expiration of the term thereof. The period of the extended term shall be determined exclusively by JSJ and HDS shall accept such extended term unconditionally. Unless JSJ commits gross negligence, or a fraudulent act, against HDS, HDS shall not terminate the Business Cooperation Agreement prior to the expiration of the term, including any extended term. Notwithstanding the foregoing, JSJ shall have the right to terminate the Business Cooperation Agreement at any time upon giving 30 days’ prior written notice to HDS.

●	Exclusive Option Agreement. Under an Exclusive Option Agreement among JSJ, HDS and each HDS Shareholder (individually, an “Option Agreement”), the terms of which are substantively identical to each other, each HDS Shareholder has granted JSJ or its designee the irrevocable and exclusive right to purchase, to the extent permitted under PRC law, all or any part of the HDS Shareholder’s equity interests in HDS (the “Equity Interest Purchase Option”) for RMB10. If an appraisal is required by PRC laws at the time when and if JSJ exercises the Equity Interest Purchase Option, the parties shall negotiate in good faith and, based upon the appraisal, make a necessary adjustment to the purchase price so that it complies with any and all then applicable PRC laws. Without the consent of JSJ, the HDS Shareholders shall not sell, transfer, mortgage or dispose of their respective shares of HDS stock. Additionally, without the prior consent of JSJ, the HDS Shareholders shall not in any manner supplement, change or amend the articles of association and bylaws of HDS, increase or decrease its registered capital, change the structure of its registered capital in any other manner, or engage in any transactions that could materially affect HDS’ assets, liabilities, rights or operations, including, without limitation, the incurrence or assumption of any indebtedness except incurred in the ordinary course of business, execute any major contract over RMB500,000, sell or purchase any assets or rights, incur of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of each Option Agreement is ten years commencing on November 5, 2020 and may be extended at the sole election of JSJ.

●	Equity Interest Pledge Agreement. In order to guarantee HDS’s performance of its obligations under the Business Cooperation Agreement, each HDS Shareholder, JSJ and HDS entered into an Equity Interest Pledge Agreement (individually, a “Pledge Agreement”), the terms of which are substantially similar to each other. Pursuant to the Pledge Agreement, each HDS Shareholder pledged all of his or her equity interest in HDS to JSJ. If HDS or the HDS Shareholders breach their respective contractual obligations and such breach is not remedied to the satisfaction of JSJ within 20 days after the giving of notice of breach, JSJ, as pledgee, will be entitled to exercise certain rights, including the right to foreclose upon and sell the pledged equity interests. During the term of the Pledge Agreement, the HDS Shareholder shall not transfer his or her equity interest in HDS or place or otherwise permit any other security interest of other encumbrance to be placed on such equity interest. Upon the full payment of the Service Fee under the Business Cooperation Agreement and upon the termination of HDS’s obligations thereunder, the Pledge Agreement shall be terminated.

●	Power of Attorney. Under the Power of Attorney executed by each HDS Shareholder (each, a “Power of Attorney”), the terms of which are substantially similar to each other, JSJ has been granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the HDS Shareholders, to act on behalf of the HDS Shareholder as his or her exclusive agent and attorney with respect to all matters concerning the HDS Shareholder’s equity interests in HDS, including without limitation, the right to: 1) attend shareholders’ meetings of HDS; 2) exercise all the HDS Shareholders’ rights, including voting rights under PRC laws and HDS’s Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the HDS Shareholder’s equity interests in HDS in whole or in part; and 3) designate and appoint on behalf of the HDS Shareholders the legal person, executive director, supervisor, manager and other senior management of HDS.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2018 and December 31, 2017, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	September 30, 2018	December 31, 2017
Assets
Cash	$487,809	$798,514
Accounts receivable	6,616,158	9,841,841
Accounts receivable - related parties	6,592,266	21,847,733
Inventories (current and long-term), net	6,077,191	10,680,304
Prepaid expenses and other assets	44,115	26,637
Prepaid expenses - related parties	35,488	57,202
Property and equipment, net	522,009	573,563
Land use rights and yew forest assets, net	31,042,461	6,326,529
VAT recoverables	1,056,483	170,564
Total assets of VIE and its subsidiary	$52,473,980	$50,322,887

Liabilities
Accrued expenses and other payables	$303,357	$162,004
Accounts payable	534,247	17,727
Accounts payable - related parties	14,563	357,708
Advance from customers	27,602	-
Due to VIE holding companies	559,343	590,300
Short-term borrowings	6,512,038	6,099,876
Deferred income	340,785	359,646
Due to related parties	109,991	145,474
Total liabilities of VIE and its subsidiary	$8,401,926	$7,732,735

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

In general, the Company’s products within its segments are aligned according to the nature and economic characteristics of its products and provide meaningful disaggregation of each business segment’s results of operations. Disaggregation of revenue by business segment are included in Note 11 - SEGMENT INFORMATION.

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of September 30, 2018 and December 31, 2017, inventories consisted of the following:

	September 30, 2018			December 31, 2017
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$39,807	$2,512,232	$2,552,039	$62,548	$2,651,272	$2,713,820
Finished goods	6,745,331	577,373	7,322,704	2,475,709	588,444	3,064,153
Yew seedlings and Other trees	-	1,203,700	1,203,700	47,913	10,036,658	10,084,571
Total	6,785,138	4,293,305	11,078,443	2,586,170	13,276,374	15,862,544

Inventory write-down	(300)	(2,592,508)	(2,592,808)	(6,980)	(2,729,726)	(2,736,706)
Inventories, net	$6,784,838	$1,700,797	$8,485,635	$2,579,190	$10,546,648	$13,125,838

Inventories as of September 30, 2018 and December 31, 2017 consisted of the inventory purchased from related parties are as follows:

	September 30,	December 31,
	2018	2017
Inventories, net	$962,185	$1,022,452
Inventories - related parties, net	5,822,653	1,556,738
Total	$6,784,838	$2,579,190

	September 30,	December 31,
	2018	2017
Long-term inventories, net	$1,700,797	$3,375,247
Long-term inventories - related parties, net	-	7,171,401
Total	$1,700,797	$10,546,648

NOTE 5 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The Company, YBP, registered in the state of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 21%. No provision for income taxes in the U.S. has been made as YBP and MC had no U.S. taxable income as of September 30, 2018 and December 31, 2017.

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

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
U.S. federal income tax rate	21.00%	34.00%
Foreign income not recognized in the U.S.	(21.00)%	(34.00)%
PRC EIT rate	25.00%	25.00%
PRC tax exemption and reduction	(37.81)%	(26.20)%
Income tax difference under different tax jurisdictions	12.66%	1.08%
Valuation allowance	0.15%	0.12%
Effective tax rate	-	-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of September 30, 2018 and December 31, 2017, are as follows:

	September 30, 2018	December 31, 2017
Net operating loss carry-forwards	$140,000	$2,541,363
Inventory write-down	648,127	614,625
Valuation allowance	(788,127)	(3,155,988)
Non-current deferred tax assets	$-	$-

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the nine months ended September 30, 2018. There was no impact of the revaluation to the current net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. In addition, the Tax Act implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. In connection with the Tax Act, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects.

During the three months ended September 30, 2018, the Company recognized a one-time transition tax of $1,431,836 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of the filing date, no transition tax payment has been made.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months and three months ended September 30, 2018, no GILTI tax obligation existed and nil GILTI tax expense was recorded.

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

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. During the nine months ended September 30, 2018 and 2017, the Company obtained short-term loans from CEB in the total amount of $4,406,000 and $6,410,000, respectively, under this credit agreement and paid off in the total amount of $5,133,000 and $3,540,000, respectively. As of September 30, 2018 and December 31, 2017, the balance of loans borrowed from CEB was $2,143,000 and $2,870,000, respectively. These loans carry interest rates ranging from 4.30% to 4.60% per annum and the interests are payable monthly. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loans.

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

During nine months ended September 30, 2018 and 2017, interest expense was $182,659 and $139,450, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Stock option activities for the nine months ended September 30, 2018 and 2017 were summarized in the following table.

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	24,872,212	0.22	25,325,512	0.22
Issued	-	-	50,000	0.25
Exercised	200,000	-	-	-
Expired	15,503,475	0.22	-	-
Forfeited	-	-	-	-
Balance at end of period	9,168,737	0.22	25,375,512	0.22
Option exercisable at end of period	9,068,737	0.22	24,465,012	0.22

On May 20, 2018 the Board approved to extend the expiration date of 5,000,000 options issued to Zhiguo Wang and 2,488,737 options issued to Guifang Qi from September 30, 2018 to December 31, 2019. The Company treated this extension as a modification of the award upon the directors’ extraordinary services rendered to the Company and recognized incremental compensation cost. The Company measured the incremental compensation cost as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. As a result of these modifications, the Company recognized incremental compensation cost of $1,059,987 in stock-based compensation expense during the nine months ended September 30, 2018, and the weighted average remaining contractual life was changed to 1.25 years.

On July 20, 2018, the Company issued 200,000 shares of common stock to Xuehai Wu, a director, for the exercise of the stock options with an exercise price of $0.20 granted to him pursuant to the stock option agreement entered into on July 18, 2014. The Company received the proceeds in the amount of $40,000 on July 19, 2018.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2018:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2018	Weighted Average Exercise Price
$0.20-0.25	9,168,737	1.25	$0.22	9,068,737	$0.22

The Company’s outstanding stock options and exercisable stock options had no intrinsic value based upon the Company’s closing stock price of $0.20 as of September 30, 2018. Stock option expense recognized during the nine months ended September 30, 2018 and 2017 amounted to $1,067,548 and $94,177, respectively. The value of options was calculated using Black Scholes Option Pricing Model based upon the following assumptions: dividend yield of 0%, volatility of 91%-212%, risk free rate of 0.14%-2.58%, and expected term of 0.12-3.03 years.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) available to common stockholders for basic and diluted net income per share of common stock	$(380,818)	$614,407	$1,381,376	$11,039,824
Weighted average common stock outstanding - basic	52,018,478	51,875,000	51,923,352	51,875,000
Effect of dilutive securities:
Non-vested restricted common stock	-	-	-	-
Stock options issued to directors/officers/employees	-	2,686,533	2,884,928	2,090,264
Weighted average common stock outstanding - diluted	52,018,478	54,561,533	54,808,280	53,965,264
Net income per common share - basic	$(0.01)	$0.01	$0.03	$0.21
Net income per common share - diluted	$(0.01)	$0.01	$0.03	$0.20

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The potentially dilutive securities that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive included options to purchase common shares of 0 and 1,961,436 on a weighted average basis for the three months ended September 30, 2018 and 2017, respectively; and option to purchase common shares of 0 and 244,322 on a weighted average basis for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the nine months ended September 30, 2018 and 2017, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Nine Months Ended September 30,
Customer	2018	2017
A (Yew Pharmaceutical, a related party)	56.7%	48.5%
B	* %	47.5%
T	21.9%	* %

*	Less than 10%

The two largest customers accounted for 76.9% and 99.3% of the Company’s total outstanding accounts receivable as of September 30, 2018 and December 31, 2017, respectively, of which Yew Pharmaceutical, a related party, accounted for 27.7% and 68.3% of the total outstanding accounts receivable, respectively; customer B accounted for 31.0% of total outstanding accounts receivable at December 31, 2017 and customer T accounted for 49.2% of the total outstanding accounts receivable at September 30, 2018.

Suppliers

For the nine months ended September 30, 2018 and 2017, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Nine Months Ended September 30,
Supplier	2018	2017
A (Yew Pharmaceutical, a related party)	38.5%	62%
C (Changzhi Du, a related party)	* %	10%
Q (Heilongjiang Zishan Technology Co., Ltd., a related party)	12%	* %

Accounts payable to supplier D, a related party, supplier K, and supplier J accounted for 60.2%, 11.6% and 13.4%, respectively, of the Company’s total accounts payable at December 31, 2017.

Accounts payable to supplier I accounted for 63.5% of the Company’s total accounts payable at September 30, 2018.

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

Land use rights and yew forest assets purchased from related parties

Yew forest assets purchased from related parties which are included in land use rights and yew forest assets as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Land use rights, net	$305,369	$325,737
Yew forest assets, net	10,897,297	3,210,195
Yew forest assets - related parties, net	19,885,154	2,834,006
Total	$31,087,820	$6,369,938

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

For the nine months ended September 30, 2018 and 2017, total revenues to Yew Pharmaceutical under the above agreement amounted to $ 18,075,032 and $17,011,006 and corresponding cost of revenues amounted to $13,863,380 and $5,031,433, respectively. At September 30, 2018 and December 31, 2017, the Company had $3,728,148 and $21,647,828 accounts receivable from Yew Pharmaceutical, respectively.

For the nine months ended September 30, 2018 and 2017, the total purchase of yew candles, pine needle extracts, composite northeast yew extract and mixed essential oil from Yew Pharmaceutical amounted to $18,033,411 and $14,934,540, respectively. For the nine months ended September 30, 2018 and 2017, the products HDS purchased from Yew Pharmaceutical in the amount of $11,042,307 and $17,804,944 were sold and included in the total cost of revenues.

For the nine months ended September 30, 2018 and 2017, HYF did not purchase any wood ear mushroom from Yew Pharmaceutical. For the nine months ended September 30, 2018 and 2017, the products HYF purchased from Yew Pharmaceutical in the amount of $482 and $20,698 were sold and included in the total cost of revenues. HYF had accounts payable of $0 and $50,318 to Yew Pharmaceutical at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, HYF had $0 and $39,974, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HBP

For the nine months ended September 30, 2018 and 2017, HBP paid off operation expense on behalf of HYF in the amount of $5,834 and $34,341, respectively. As of September 30, 2018 and December 31, 2017, HYF had due to HBP in the amount of $101,898 and $101,697, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

For the nine months ended September 30, 2018 and 2017, total revenues to HDS Development amounted to $1,842,271 and $0, and corresponding cost of revenues amounted to $1,390,834 and $0, respectively. At September 30, 2018 and December 31, 2017, the Company had $1,747,615 and $0 accounts receivable from HDS Development, respectively.

Transactions with Wonder Genesis Global Ltd.

For the nine months ended September 30, 2018 and 2017, total revenues to Wonder Genesis Global Ltd. amounted to $2,591,681 and $1,352,660, and the corresponding cost of revenues amounted to $2,574,537 and $1,422,036, respectively. As of September 30, 2018 and December 31, 2017, the Company had $0 and $199,905 accounts receivable from Wonder Genesis Global Ltd., respectively.

Transactions with Lifeforfun Limited

For the nine months ended September 30, 2018 and 2017, total revenues to Lifeforfun Limited amounted to $1,176,975 and $0, and the corresponding cost of revenues amounted to $1,144,367 and $0, respectively. As of September 30, 2018 and December 31, 2017, the Company had $1,116,503 and $0 accounts receivable from Lifeforfun Limited, respectively.

Transactions with ZTC

During the nine months ended September 30, 2018 and 2017, HDS purchased yew forest assets from ZTC in the amount of $5,616,194 and $0, respectively. At September 30, 2018 and December 31, 2017, the Company had zero balance payable to ZTC.

Transactions with Xinlin

During the nine months ended September 30, 2018 and 2017, HDS purchased yew forest assets from Xinlin in the amount of $2,622,473 and $0, respectively. At September 30, 2018 and December 31, 2017, the Company had zero balance payable to Xinlin.

Transactions with Changzhi Du

During the nine months ended September 30, 2018 and 2017, HDS purchased yew forest assets from Changzhi Du in the amount of $1,317,224 and purchased yew seedlings from Changzhi Du in the amount of $2,395,051, respectively. As of September 30, 2018 and December 31, 2017, the Company had zero balance payable to Changzhi Du.

Transactions with Jinguo Wang

During the nine months ended September 30, 2018 and 2017, HDS purchased yew forest assets from Jinguo Wang in the amount of $1,426,873 and purchased yew seedlings from Jinguo Wang in the amount of $25,934, respectively. As of September 30, 2018 and December 31, 2017, the Company had zero balance payable to Jinguo Wang.

Transactions with Guifang Qi

During the nine months ended September 30, 2018 and 2017, HDS purchased yew forest assets from Guifang Qi in the amount of $1,869,130 and $0, respectively. As of September 30, 2018 and December 31, 2017, the Company had zero balance payable to Guifang Qi.

Transactions with Zhiguo Wang

During the nine months ended September 30, 2018 and 2017, HDS purchased yew forest assets from Zhiguo Wang in the amount of $1,289,590 and $0, respectively. As of September 30, 2018 and December 31, 2017, the Company had zero balance payable to Zhiguo Wang.

Transactions with Others

During the nine months ended September 30, 2018 and 2017, HDS purchased yew forest from others in the amount of $3,549,966 and purchased yew seedlings from others in the amount of $8,743,172, respectively. As of September 30, 2018 and December 31, 2017, the Company had accounts payable to others in the amount of $0 and $307,390, respectively, which was included in the accounts payable-related parties in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2018 and 2017, HDS prepaid $35,488 and $0 to others for purchase of yew forests, respectively, which was included in the long-term prepaid expenses-related party in the accompanying consolidated balance sheets.

For the nine months ended September 30, 2018 and 2017, total revenues to others amounted to $27,082 and $0, and the corresponding cost of revenues amounted to $19,144 and $0, respectively. As of September 30, 2018 and December 31, 2017, the Company had no accounts receivable from others.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB162,450 (approximately $26,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the nine months ended September 30, 2018 and 2017, rent expense related to the ZTC Lease amounted to $18,705 and $17,902, respectively. At September 30, 2018 and December 31, 2017, prepaid rent to ZTC amounted to $35,488 and $56,177, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the nine months ended September 30, 2018 and 2017, rent expense related to the Office Lease amounted to $1,727 and $1,653, respectively. As of September 30, 2018 and December 31, 2017, the unpaid rent was $3,421 and $1,881, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,600) annually. The term of the JSJ Lease is three years and expires on September 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on September 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,600). For the nine months ended September 30, 2018 and 2017, rent expense related to the JSJ Lease amounted to $1,151 and $1,102, respectively. As of September 30, 2018 and December 31, 2017, the unpaid rent was $6,189 and $5,380, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the nine months ended September 30, 2018 and 2017, rent expense related to the A’cheng Lease amounted $2,879 and $2,635, respectively. At September 30, 2018 and December 31, 2017, the unpaid rent was $4,551 and $1,921, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. For the nine months ended September 30, 2018 and 2017, rent expense related to the Jixing Lease amounted $1,151 and $980, respectively. As of September 30, 2018 and December 31, 2017, the prepaid rent to Ms. Qi amounted to $121 and $1,025, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are usually short-term in nature, non-interest bearing, unsecured and payable on demand. Due to Zhiguo Wang and Madam Qi, excluding the unpaid rents disclosed above and the borrowings from Madame Qi as disclosed below, amounted to $41,051 at September 30, 2018 and December 31, 2017, which was included in due to related parties in the accompanying consolidated balance sheets.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, 2017 and 2018, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016, 2017 and 2018, respectively. During the nine months ended September 30, 2018 and 2017, the Company made repayments of $0 and $75,875 to Madame Qi, respectively. As of September 30, 2018 and December 31, 2017, the total borrowings including the interest were $428,095, which was included in due to related parties in the accompanying consolidated balance sheets.

Research and Development Agreement

The Company entered into a Technology Development Service Agreement dated January 1, 2010 (the “Technology Agreement”) with Kairun. The term of the Technology Agreement was two years. Under the Technology Agreement, Kairun provides the Company with testing and technologies regarding utilization of yew trees to extract taxol and develop higher concentration of taxol in the yew trees the Company grow and cultivate. For these services, the Company agreed to pay Kairun RMB200,000 (approximately $32,000) after the technologies developed by Kairun are tested and approved by the Company. The Company will retain all intellectual property rights in connection with the technologies developed by Kairun. Kairun may not provide similar services to any other party without the Company’s prior written consent. In February 2012, we entered into a supplemental agreement with Kairun, extending the term of the Technology Agreement indefinitely until project results specified in the original Technology Agreement have been achieved. Kairun is owned directly and indirectly primarily by Mr. Wang and Madame Qi. As of September 30, 2018, Kairun has not yet completed the services provided for in the Technology Agreement and, therefore, no payment was made to Kairun.

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

For the nine months ended September 30, 2018 and 2017, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) Others segment, consisting of the sales of yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract are conducted in the PRC.

Information with respect to these reportable business segments for the nine  months  ended September 30, 2018 and 2017 was as follows:

	For the Nine Months Ended September 30,
	2018	2017
Revenues:
TCM raw materials	$19,917,303	$17,011,006
Yew trees	31,766	9,906
Handicrafts	1,520	5,284
Others	11,940,154	18,018,559
	$31,890,743	$35,044,755
Cost of revenues:
TCM raw materials	$15,254,214	$5,031,434
Yew trees	19,747	7,897
Handicrafts	1,328	4,663
Others	11,318,025	18,141,202
	$26,593,314	$23,185,196
Depreciation and amortization:
TCM raw materials	$364,903	$130,262
Yew trees	31,501	31,778
Handicrafts	709	679
Others	12,703	18,487
	$409,816	$181,206
Net income (loss):
TCM raw materials	$4,069,973	$11,834,671
Yew trees	11,073	1,924
Handicrafts	146	576
Others	(1,267,980)	(797,347)
	$2,813,212	$11,039,824

Information with respect to these reportable business segments for the three months  ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended September 30,
	2018	2017
Revenues:
TCM raw materials	$5,168,573	$2,939,959
Yew trees	-	9,906
Handicrafts	212	2,916
Others	8,870,452	8,612,134
	$14,039,237	$11,564,915
Cost of revenues:
TCM raw materials	$4,236,907	$2,021,300
Yew trees	-	7,897
Handicrafts	87	2,487
Others	8,337,666	8,783,315
	$12,574,660	$10,814,999
Depreciation and amortization:
TCM raw materials	$171,415	$114,482
Yew trees	10,125	31,778
Handicrafts	226	676
Others	4,512	(12,228)
	$186,278	$134,708
Net income (loss):
TCM raw materials	$1,519,823	$1,021,374
Yew trees	1,019	1,924
Handicrafts	177	417
Others	(470,001)	(408,704)
	$1,051,018	$615,011

	September 30, 2018
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$31,087,820	$420,329	$10,905	$95,185	$31,614,239

	December 31, 2017
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$6,369,938	$474,961	$12,066	$92,530	$6,949,495

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,039 is due on the first day of each month of the first year, $3,150 for each month of the second year and $3,261 for each month of the third year. The term of the lease is for 3 years and expires on January 31, 2018. On February 1, 2018, the Company renewed the lease and the lease expires on January 31, 2020. Pursuant to the renewed lease agreement, the monthly payment is $3,521 from February 1, 2018 to January 1, 2019, and $3,669 from February 1, 2019 to January 31, 2020. For the nine months ended September 30, 2018 and 2017, rent expense related to the U.S. principal office lease amounted to $35,687 and $30,348, respectively.

On May 1, 2017, the Company entered into a lease for product exhibition and promotion space in California. The lease is on month by month basis and the monthly rent is $2,800. For the nine months ended September 30, 2018 and 2017, the related rent expense amounted to $25,006 and $14,000, respectively.

On April 30, 2018, the Company entered into a lease for product sales space in California. The lease term is from May 11, 2018 to April 30, 2019. The lease includes a monthly base rent payment, due on the first day of each calendar month, and contingent rent, based on a percentage of sales in excess of specified target amounts. Pursuant to the lease agreement, the monthly base rent payment is $1,761 from May 11, 2018 to May 31, 2018, $2,600 from June 1, 2018 to October 30, 2018 and from January 1, 2019 to April 30, 2019, and $4,600 from November 1, 2018 to December 31, 2018. The contingent rent is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. For the nine months ended September 30, 2018, the related rent expense amounted to $14,761, and no contingent rent expense was incurred.

See Note 10 for related party operating lease commitments.

Seedling Purchase and Sale Long-Term Cooperation Agreement

On November 25, 2010, HDS entered into a Seedling Purchase and Sale Long-Term Cooperation Agreement (the “Seedling Agreement”) with Wuchang City Xinlin Foresty Co., Ltd (“Xinlin”), pursuant to which HDS will sell yew seedlings to Xinlin at a price equal to 90% of HDS’s publicly-published wholesale prices. Xinlin has agreed to purchase from the Company 10,000 yew seedlings annually. For the nine months ended September 30, 2018 and 2017, the Company didn’t make any sales under the Seedling Agreement.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting “, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. These amendments align the accounting for share-based payment transactions with non-employees with accounting for share-based payment transactions with employees. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the adoption of ASU No. 2018-07 on its consolidated financial statements.

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

NOTE 14 - JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On June 14, 2018, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Qing’An National Forestry Administration (“Qing’An Forestry”), pursuant to which the Qing’An Forestry has given HDS access to 10,729.5 mu of forest land located in Qing’An County, Suihua City, Heilongjiang Province to develop yew tree forests and produce yew seedlings. The Company is required to plant yew trees on this land from June 14, 2018 to June 13, 2038. Any gross revenues from the planting of yew tree shall be distributed 80% to the Company and 20% to the Qing’An Forestry. The Company accounts for this Joint Venture Agreement as a collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue on a gross basis as the prime contractor. For the nine months ended September 30, 2018, the Company has not generated any revenues or activities on this land.

NOTE 15 – SUBSEQUENT EVENTS

On October, 18 2018, HDS repaid the loan from SPD Bank in an amount of RMB 10,000,000 (approximately $1,509,000).

On October 15, 2018, HDS repaid the loan to CEB in an amount of $359,000 and draw down additional borrowings from CEB in a total amount of $1,090,000.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the nine months ended September 30, 2018 and 2017, and consolidated financial conditions as of September 30, 2018 and December 31, 2017 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the nine months ended September 30, 2018, revenues from the sales of TCM raw materials represented approximately 62.45% of consolidated revenue (including 62.45% of consolidated revenues from related parties); sales of yew trees represented approximately 0.10% of consolidated revenue (including 0.08% of consolidated revenue from a related party); sales of handicrafts represented approximately 0.00% of consolidated revenue; and the sales of others represented approximately 37.44% of consolidated revenue (including 11.82% of consolidated revenue from related parties). For the nine months ended September 30, 2017, revenues from the sales of TCM raw materials represented approximately 48.54% of consolidated revenue (including 48.54% of consolidated revenues from a related party); sales of yew trees represented approximately 0.03% of consolidated revenue; sales of handicrafts represented approximately 0.02% of consolidated revenue; and the sales of others represented approximately 51.42% of consolidated revenue.

For the three months ended September 30, 2018, revenues from the sales of TCM raw materials represented approximately 36.82% of consolidated revenue (including 36.82% of consolidated revenues from related parties); sales of yew trees represented approximately 0.00% of consolidated revenue; sales of handicrafts represented approximately 0.00% of consolidated revenue; and the sales of others represented approximately 63.18% of consolidated revenue (including 6.18% of consolidated revenue from related parties). For the three months ended September 30, 2017, revenues from the sales of TCM raw materials represented approximately 25.42% of consolidated revenue (including 25.42% of consolidated revenues from a related party); sales of yew trees represented approximately 0.09% of consolidated revenue; sales of handicrafts represented approximately 0.03% of consolidated revenue; and the sales of others represented approximately 74.47% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses ($1,535,544 and $434,757 for the nine months ended September 30, 2018 and 2017, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of September 30, 2018, YBP had $522,260 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $2,770, including approximately $2,770 in cash at September 30, 2018. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of September 30, 2018, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On September 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the nine months ended September 30, 2018.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer and believe the amount of the balance as of September 30, 2018 could be collected and accordingly, based on a review of our outstanding balances, we did not record any allowance for doubtful accounts.

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

The adoption did not have any impact on our consolidated financial statements and as a result, no changes were made to prior reporting periods presented

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting ”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. These amendments align the accounting for share-based payment transactions with non-employees with accounting for share-based payment transactions with employees. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the adoption of ASU No. 2018-07 on its consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues - third parties	$8,003,644	$7,272,296	$8,178,314	$16,681,089
Revenues - related parties	6,035,593	4,292,619	23,712,429	18,363,666
Total revenues	14,039,237	11,564,915	31,890,743	35,044,755
Cost of revenues - third parties	7,499,241	7,371,663	7,601,484	16,731,726
Cost of revenues - related parties	5,075,419	3,443,336	18,991,830	6,453,470
Total cost of revenues	12,574,660	10,814,999	26,593,314	23,185,196
Gross profit	1,464,577	749,916	5,297,429	11,859,559
Operating expenses	251,471	260,916	1,798,643	859,234
Income from operations	1,213,106	489,000	3,498,786	11,000,325
Other expenses	(162,088)	126,017	(685,574)	40,109
Net income before income taxes	1,051,018	615,017	2,813,212	11,040,434
Income taxes	(1,431,836)	(610)	(1,431,836)	(610)
Net income	(380,818)	614,407	1,381,376	11,039,824
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,623,333)	790,549	(2,467,338)	1,870,030
Comprehensive income (loss)	$(2,004,151)	$1,404,956	$(1,085,962)	$12,909,854

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Revenues

For the three months ended September 30, 2018, we had total revenues of $14,039,237, as compared to $11,564,915 for the three months ended September 30, 2017, an increase of $2,474,322 or 21.40%. The increase in total revenue was attributable to the increase in revenues from TCM and “Others” segments, partially offset by decrease in revenues from sales of handicrafts and yew trees to related parties.

For the nine months ended September 30, 2018, we had total revenues of $31,890,743, as compared to $35,044,755 for the nine months ended September 30, 2017, a decrease of $3,154,012 or 9%. The decrease in total revenue was attributable to the decrease in revenues from “Others” segments and handicrafts, partially offset by increase in revenues from sales of TCM raw materials and yew trees to related parties.

Total revenue is summarized as follows:

	Three Months Ended September 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$5,168,573	$2,939,959	$2,228,614	75.80%
Yew trees	-735	9,906	(10,641)	-107.42%
Handicrafts	212	2,916	(2,704)	-92.73%
Others	8,871,187	8,612,134	259,053	3.01%
Total	$14,039,237	$11,564,915	$2,474,322	21.40%

	Nine Months Ended September 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$19,917,303	$17,011,006	$2,906,297	17.08%
Yew trees	31,766	9,906	21,860	220.67%
Handicrafts	1,520	5,284	(3,764)	-71.23%
Others	11,940,154	18,018,559	(6,078,405)	-33.73%
Total	$31,890,743	$35,044,755	$(3,154,012)	-9.00%

For the three months ended September 30, 2018 compared to September 30, 2017, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related parties, Yew Pharmaceutical and HDS Development. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The increase in revenue of others was mainly attributable to higher demand in export market.

For the nine months ended September 30, 2018 compared to September 30, 2017, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related parties, Yew Pharmaceutical and HDS Development. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The decrease in revenue of others was mainly attributable to the decrease in demand of yew candles, pine needle extracts and handmade essential oil soaps.

Cost of Revenues

For the three months ended September 30, 2018, cost of revenues amounted to $12,574,660 as compared to $10,814,999 for the three months ended September 30, 2017, an increase of $1,759,661 or 16.27%. For the three months ended September 30, 2018, cost of revenues accounted for 89.57% of total revenues compared to 93.52% of total revenues for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, cost of revenues amounted to $26,593,314 as compared to $23,185,196 for the nine months ended September 30, 2017, an increase of $3,408,118 or 14.70%. For the nine months ended September 30, 2018, cost of revenues accounted for 83.39% of total revenues compared to 66.16% of total revenues for the nine months ended September 30, 2017.

Cost of revenues by product categories is as follows:

	Three Months Ended September 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$4,236,907	$2,021,300	$2,215,607	109.61%
Yew trees	-457	7,897	(8,354)	-105.79%
Handicrafts	87	2,487	(2,400))	-96.50%
Others	8,338,123	8,783,315	(445,192))	-5.07%
Total	$12,574,660	$10,814,999	$1,759,661	16.27%

	Nine Months Ended September 30,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$15,254,214	$5,031,434	$10,222,780	203.18%
Yew trees	19,747	7,897	11,850	150.06%
Handicrafts	1,328	4,663	(3,335)	-71.52%
Others	11,318,025	18,141,202	(6,823,177)	-37.61%
Total	$26,593,314	$23,185,196	$3,408,118	14.70%

The increase in our cost of revenues for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily a result of the increase in cost of revenue in TCM raw materials, partially offset by the decrease in the “Others” segments. The increase in our cost of revenues for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily a result of the increase in cost of revenue in TCM raw materials, partially offset by decrease in costs of revenue in the “Others” segments.

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

The decrease in cost of revenue in “Others” segment for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to the decreased sales of yew candles, pine needle extracts and essential oil soaps, which was in line with the decrease in revenue.

The decrease in cost of revenue in “Others” segment for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to the decreased sales of yew candles, pine needle extracts and essential oil soaps, which was in line with the decrease in revenue.

Gross Profit

For the three months ended September 30, 2018, gross profit was $1,464,577 as compared to $749,916 for the three months ended September 30, 2017, representing gross profit margins of 10.43% and 6.48%, respectively. For the nine months ended September 30, 2018, gross profit was $5,297,429 as compared to $11,859,559 for the nine months ended September 30, 2017, representing gross profit margins of 16.61% and 33.84%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	(Decrease) Increase	2018	2017	(Decrease) Increase
TCM raw materials	18.03%	31.25%	-13.22%	23.41%	70.42%	-47.01%
Yew trees	37.82%	20.28%	17.54%	37.84%	20.28%	17.56%
Handicrafts	58.96%	14.71%	44.25%	12.63%	11.75%	0.88%
Others	6.01%	-1.99%	8.00%	5.21%	-0.68%	5.89%
Total	10.43%	6.48%	3.95%	16.61%	33.84%	-17.23%

The decrease in our overall gross profit margin for the three and nine month ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 were primarily attributable to the lower gross margin yields of TCM raw materials.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily attributable to the significant increase in the cost of revenue of TCM raw materials for the three and nine months ended September 30, 2018.

Selling Expenses

Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Salary and related benefit	$-	$-	$-	$-
Shipping and handling	-	-	-	-
Other	16,964	64,347	24,793	64,678
Total	$16,964	$64,347	$24,793	$64,678

General and Administrative Expenses

For the three months ended September 30, 2018, general and administrative expenses amounted to $234,507, as compared to $196,569 for the three months ended September 30, 2017, an increase of $37,938, or 19.30%. For the nine months ended September 30, 2018, general and administrative expenses amounted to $1,773,850, as compared to $794,556 for the nine months ended September 30, 2017, an increase of $979,294, or 123.25%.

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation and related benefits	$34,448	$92,335	$1,161,703	$342,252
Depreciation	4,553	(5,446)	13,261	21,849
Travel and entertainment	10,030	23,915	61,450	72,529
Professional fees	9,999	9,504	36,805	25,455
Other	175,477	76,261	500,631	332,471
Total	$234,507	$196,569	$1,773,850	$794,556

The increase in our general and administrative expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 was primarily attributable to the increase in our stock-based compensation.

Income from Operations

For the three months ended September 30, 2018, income from operations was $1,213,106, as compared to income from operations of $489,000 for the three months ended September 30, 2017, an increase of $724,106, or 148.10%. The increase was primarily attributable to the increase in gross profit from TCM raw materials and others.

For the nine months ended September 30, 2018, income from operations was $3,498,786, as compared to income from operations of $11,000,325 for the nine months ended September 30, 2017, a decrease of $7,501,539, or 68.19%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials.

Other Expenses

For the three months ended September 30, 2018, total other expense was $162,088 as compared to total other income of $126,017 for the three months ended September 30, 2017. The decrease was primarily attributable to the decrease in government subsidy.

For the nine months ended September 30, 2018, total other expense was $685,574 as compared to total other income of $40,109 for the nine months ended September 30, 2017. The decrease was primarily attributable to the decrease in government subsidy.

Net Income

As a result of the factors described above, our net loss was $380,818 or $(0.01) (basic and diluted), for the three months ended September 30, 2018, as compared to net income of $614,407 or $0.01(basic and diluted), for the three months ended September 30, 2017. As a result of the factors described above, our net income was $1,381,376 or $0.03 (basic and diluted), for the nine months ended September 30, 2018, as compared to net income of $11,039,824 or $0.21 and $0.20 (basic and diluted, respectively), for the nine months ended September 30, 2017.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2018, we reported an unrealized loss on foreign currency translation of $1,623,333, as compared to a gain of $790,549 for the three months ended September 30, 2017. For the nine months ended September 30, 2017, we reported an unrealized loss on foreign currency translation of $2,467,338, as compared to a gain of $1,870,030 for the nine months ended September 30, 2017. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended September 30, 2018, comprehensive loss of $2,004,151 was derived from the sum of our net loss of $380,818 with foreign currency translation loss of $1,623,333. For the three months ended September 30, 2017, comprehensive income of $1,404,956 was derived from the sum of our net income of $614,407 with foreign currency translation gain of $790,549.

For the nine months ended September 30, 2018, comprehensive loss of $1,085,962 was derived from the sum of our net income of $1,381,376 with foreign currency translation loss of $2,467,338. For the nine months ended September 30, 2017, comprehensive income of $12,909,854 was derived from the sum of our net income of $11,039,824 with foreign currency translation gain of $1,870,030.

Segment Information

For the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials and yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of furniture and handicrafts made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, pine needle extracts, yew essential oil soaps, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of export commodities are conducted in the PRC.

Information with respect to these reportable business segments for the three months ended September 30, 2018 and 2017 was as follows:

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Revenues- third parties	Revenues - related parties	Total	Revenues- third parties	Revenues - related parties	Total
Revenues
TCM raw materials	$-	$5,168,573	$5,168,573	$-	$2,939,959	$2,939,959
Yew trees	-	-	-	9,906	-	9,906
Handicrafts	212	-	212	2,916	-	2,916
Others	8,003,432	867,020	8,870,452	7,259,474	1,352,660	8,612,134
Total revenues	$8,003,644	$6,035,593	$14,039,237	$7,272,296	$4,292,619	$11,564,915

Cost of Revenues
TCM raw materials	$-	$4,236,907	$4,236,907	$-	$2,021,300	$2,021,300
Yew trees	-	-	-	7,897	-	7,897
Handicrafts	87	-	87	2,487	-	2,487
Others	7,499,154	838,512	8,337,666	7,361,279	1,422,036	8,783,315
Total cost of revenues	$7,499,241	$5,075,419	$12,574,660	$7,371,663	$3,443,336	$10,814,999

Information with respect to these reportable business segments for the nine months ended September 30, 2018 and 2017 was as follows:

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Revenues- third parties	Revenues - related parties	Total	Revenues- third parties	Revenues - related parties	Total
Revenues:
TCM raw materials	$-	$19,917,303	$19,917,303	$-	$17,011,006	$17,011,006
Yew trees	5,297	26,469	31,766	9,906	-	9,906
Handicrafts	1,520	-	1,520	5,284	-	5,284
Others	8,171,497	3,768,657	11,940,154	16,665,899	1,352,660	18,018,559
Total revenues	$8,178,314	$23,712,429	$31,890,743	$16,681,089	$18,363,666	$35,044,755

Cost of sales:
TCM raw materials	$-	$15,254,214	$15,254,214	$-	$5,031,434	$5,031,434
Yew trees	1,035	18,712	19,747	7,897	-	7,897
Handicrafts	1,328	-	1,328	4,663	-	4,663
Others	7,599,121	3,718,904	11,318,025	16,719,166	1,422,036	18,141,202
Total cost of revenues	$7,601,484	$18,991,830	$26,593,314	$16,731,726	$6,453,470	$23,185,196

TCM raw materials

During the three months ended September 30, 2018, we sold 22,763 kg of TCM raw materials as compared to 11,902 kg of TCM raw materials during the three months ended September 30, 2017, a 91.25% increase in sales volume primarily attributable to increase in sales volume to our related parties, Yew Pharmaceutical and HDS Development.

During the nine months ended September 30, 2018, we sold 96,762 kg of TCM raw materials as compared to 77,383 kg of TCM raw materials during the nine months ended September 30, 2016, a 25.04% increase in sales volume primarily attributable to increase in sales volume to our related parties, Yew Pharmaceutical and HDS Development.

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

For the three months ended September 30, 2018 and 2017, we had revenue of $5,168,573 and $2,939,959, respectively, from the sale of TCM raw materials to Yew Pharmaceutical and HDS Development. For the three months ended September 30, 2018 and 2017, we had no revenue from the sale of TCM raw materials to third parties.

For the nine months ended September 30, 2018 and 2017, we had revenue of $19,917,303 and $17,011,006, respectively, from the sale of TCM raw materials to Yew Pharmaceutical and HDS Development. For the nine months ended September 30, 2018 and 2017, we had no revenue from the sale of TCM raw materials to third parties.

Sales volume was summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales volume - third parties (kg)	-	-	-	-
Sales volume - related party (kg)	22,763	11,902	96,762	77,383
Total sales volume	22,763	11,902	96,762	77,383

Additionally, in order to ensure the sustainability of our yew forests, we closely monitor the growth rate of our yew trees. The amount of TCM raw materials we can sell is limited by the seasonal growth rate of our yew trees that are available for cutting branches and leaves. Over time, as more yew trees reach maturity, these limits may be increased.

Others

During the three months ended September 30, 2018, we sold approximately 23,810 yew candles to related party. During the nine months ended September 30, 2018, we sold approximately 61,850 yew candles to related party.

During the three months ended September 30, 2017, we sold $nil yew candles, 2,160 kilograms complex taxus cuspidate extract to third party. For the same period, we sold 240 kilograms northeast yew extract in amount of $1,352,660 to a related party. During the nine months ended September 30, 2017, we sold approximately 99,504 yew candles, 3,090 kilograms of pine needle extract, and 2,160 kilograms of complex taxus cuspidate extract to third party. For the same period, we sold 240 kilograms northeast yew extract to a related party.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2018 and December 31, 2017, we had cash balances of $522,260 and $859,830, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2017 to September 30, 2018:

			December 31, 2017 to September 30, 2018
Category	September 30, 2018	December 31, 2017	Change	Percentage change
Current assets:
Cash	$522,260	$859,830	$(337,570)	-39.26%
Accounts receivable	6,871,285	9,881,914	(3,010,629)	-30.47%
Accounts receivable - related parties	6,592,266	21,847,733	(15,255,467)	-69.83%
Inventories, net	6,784,838	2,579,190	4,205,648	163.06%
Prepaid expenses - related parties	57,153	57,202	19,634	52.33%
Prepaid expenses and other assets	35,488	37,519	(21,714	-37.96%
VAT recoverables	1,056,483	170,564	885,919	519.41%
Current liabilities:
Accounts payable	816,010	152,812	663,198	434.00%
Accounts payable - related parties	14,563	357,708	(343,145)	-95.93%
Accrued expenses and other payables	306,561	162,619	143,942	88.51%
Advance from customers	27,602		27,602	100.00%
Taxes payable	235,736	5,574	203,162	4129.21%
Due to related parties	585,326	619,999	(34,673)	-5.59%
Short-term borrowings	6,512,038	6,099,876	412,162	6.76%
Working capital:
Total current assets	$21,919,773	$35,433,952	$(13,514,179)	-38.14%
Total current liabilities	8,497,836	7,398,588	1,099,248	14.86%
Working capital	$13,421,937	$28,035,364	$(14,613,427)	-52.12%

Our working capital decreased by $14,613,427 to $13,421,937 at September 30, 2018, from working capital of $28,035,364 at December 31, 2017. This decrease in working capital is primarily attributable to:

●	a decrease in accounts receivable - related parties of approximately $15,255,000

●	a decrease in accounts receivable of approximately $3,011,000

●	an increase in short-term borrowings of approximately $412,000 partially offset by:

●	an increase in inventories, net of approximately $4,206,000

For the nine months ended September 30, 2018, net cash flow provided by operating activities was $30,257,706, as compared to net cash flow used in operating activities of $953,991 for the nine months ended September 30, 2017, an increase of $31,211,697. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2018, net cash flow provided by operating activities of $30,257,706 was primarily attributable to:

●	net income of approximately $1,381,400 adjusted for the add-back of non-cash items, such as depreciation of approximately $45,000, amortization of land use rights and yew forest assets of approximately $4,951,000 and stock-based compensation of approximately $1,068,000; and

●

Changes in operating assets and liabilities, such as a decrease in accounts receivable-related parties of approximately $14,874,000, a decrease in inventories, net of approximately $4,300,000, a decrease in accounts payable-related parties of approximately $342,000.

Partially offset by a decrease in VAT recoverable of approximately $944,000.

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

●

the receipt of cash from operations from changes in operating assets and liabilities, such as an increase in accounts receivable-related parties of approximately $11,006,000, a decrease in inventories of approximately $3,278,000, a decrease in accounts payable of approximately $2,803,000.

●	partially offset by: the use of cash from changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $3,276,000.

Net cash flow used in investing activities was approximately $31,378,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we have made payment in approximately $31,357,000 for purchase of yew forest assets, and made prepayments for purchases of PPE of approximately $21,000. Net cash flow used in investing activities was approximately $794,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we have made payment in approximately $794,000 for purchase of yew forest assets.

Net cash flow provided by financing activities was approximately $676,000 for the nine months ended September 30, 2018 and consisted of proceeds of $7,332,000 from a bank, and offset by repayments of approximately $6,696,000. Net cash flow provided by financing activities was approximately $2,777,000 for the nine months ended September 30, 2017 and consisted of proceeds of approximately $7,881,000 from a bank, and offset by repayments of approximately $4,998,000 and $106,000 to bank and our related party respectively.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2018 and December 31, 2017, approximately $47.1 million and $44.9 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $2,467,338 for the nine months ended September 30, 2018 and a gain of $1,870,030 for the nine months ended September 30, 2017, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YEW BIO-PHARM GROUP, INC.

By:	/s/ YUXI XING
Yuxi Xing
Chief Financial Officer

Date: November 19, 2018

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