Form 10-K
period 2018-12-31
Yew Bio-Pharm Group, Inc.
filed 2019-05-07
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2018 was approximately $7,300,000.

As of May 7, 2019, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

YEW BIO-PHARM GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 13 below.

ii

PART I

The discussion of our business is as of the date of filing this report, unless otherwise indicated.

ITEM 1	BUSINESS

Introduction

Unless otherwise noted, references in this registration statement to the “Company,” “we,” “our” or “us” means Yew Bio-Pharm Group, Inc. (individually, “YBP”), a Nevada corporation; its wholly-owned subsidiaries, Yew Bio-Pharm Holdings Limited (individually, “Yew HK”), a corporation organized under the laws of Hong Kong, and Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (individually, “JSJ”), a corporation organized in the People’s Republic of China, (“China” or the “PRC”); and a deemed variable interest entity, or VIE, Harbin Yew Science and Technology Development Co., Ltd. (individually, “HDS”), a corporation organized in the PRC, Harbin Yew Food Co. Ltd. (individually, “HYF”), the subsidiary of HDS, a corporation organized in the PRC, and MC Commerce Holding Inc. (individually, “MC”), a California corporation.

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

We also derive revenue from the sale of yew seedlings and trees to state-owned enterprises and private businesses for reforestation in Heilongjiang Province and Jilin Province, in the northeastern China, as well as the sale of potted yew trees to retail customers. We also generate revenue from the sale of handicrafts, including furniture, made from yew timber. Additionally, we started to sell yew candles in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015. Most of our revenue is derived from the Chinese domestic market for the year ended December 31, 2018.

For the year ended December 31, 2018, revenues from the sale of TCM raw materials represented approximately 62.48% of consolidated revenue (all of consolidated revenues from a related party); sale of yew trees represented approximately 0.08% of consolidated revenue; sale of handicrafts represented approximately 0.05% of consolidated revenue; and the sale of the others, which include yew candles, yew essential oil soap and pine needle extracts, represented approximately 37.39% of consolidated revenue. For the year ended December 31, 2017, revenues from the sale of TCM raw materials represented approximately 49.78% of consolidated revenue (all of consolidated revenues from a related party); sale of yew trees represented approximately 0.02% of consolidated revenue; and the sale of handicrafts represented approximately 0.12% of consolidated revenue; and the sale of the others, which include yew candles and pine needle extracts, represented approximately 50.07%.

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

Others

The others segment mainly includes the sales of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts. We started to sell yew candle products in the third quarter of 2015, pine needle extracts in the fourth quarter of 2015, yew essential oil soap in the fourth quarter of 2016, complex taxus cuspidate extract and composite northeast yew extract in the third quarter of 2017. The others segment generated $14,058,012 in revenues in 2018.

Suppliers

We obtain yew forest assets and yew seedlings from several sources. Prior to January 1, 2011, our largest supplier was Zishan Technology Co., Ltd., or ZTC, a related party. We believe that we pay market rate for the seedlings and cuttings we purchase from our suppliers. ZTC is an entity under common control with the Company. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

We sold our products to a relatively small number of customers. For the year ended December 31, 2018, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 58% of our consolidated revenue

●	DMSU, accounted for approximately 18% of our consolidated revenue

For the year ended December 31, 2017, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 50% of our consolidated revenue

●	Dafurong Biotechnology (HK) Ltd., accounted for approximately 43% of our consolidated revenue

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

Plant and Equipment

The machinery and other equipment that we use in making our products are manufactured, for the most part, in the PRC. We conduct our own maintenance of our machinery and equipment. Replacement parts are relatively easy to obtain without delays as and when required and are not subject to significant price fluctuations.

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

Corporate Recapitalization

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

Accordingly, the Company rectified this situation by obtaining shareholder approval at the Special Meeting on December 13, 2012 to issue a stock purchase option, each referred to as a Founder’s Option and collectively referred to as the Founders’ Options, to each of Mr. Wang and Madame Qi in an amount equal to the number of shares of YBP common stock that each of them then currently owned. The terms of the Founders’ Options are identical to each other except for the name of the optionee and the number of shares of YBP common stock subject to each such Founder’s Option. Those terms include:

●	the issuance of the Founders’ Options was subject to pre-issuance approval by our shareholders, which approval was obtained at the Special Meeting;

●	each Founder’s Option was fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years; the expiration date for each Founder’s Option is extended to June 30, 2018;

●	each Founder’s Option has a per share exercise price equal to the fair market value of a shares of YBP common stock on the date of grant, or $0.22 per share; and

●	each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The number of shares of YBP common stock subject to each Founder’s Option is as follows:

Number of Optionee	Number of Shares Subject to Founder’s Option
Zhioguo Wang	20,103,475
Guifang Qi	2,439,737

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

To the extent that the Founders’ Options are exercised, the number of shares of YBP common stock then held by each HDS Shareholder could as much as double, which would be highly dilutive to the other existing YBP shareholders. The following chart shows the maximum effect of this dilution assuming full exercise of each Founder’s Option for cash:

Shareholder	Number of Shares Presently Held	Percentage of Issued Shares Presently Held	Number of Shares Held Assuming Exercise of All Founders’ Options	Percentage of Issued Shares Following Exercise of All Founders’ Options
Zhiguo Wang	20,103,475	38.60%	25,103,475	42.15%
Guifang Qi	2,439,737	4.69%	4,928,474	8.27%

All HDS Shareholders as a group (2 persons)	22,543,212	43.29%	30,031,949	50.42%
All other existing shareholders	29,531,788	56.71%	29,531,788	49.58%
Total	52,075,000	100.00%	59,563,737	100.00%

See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Employees

As of December 31, 2018, we had approximately 39 full-time employees. Our employees that work in China belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

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

For the year ended December 31, 2018, Yew Pharmaceutical accounted for approximately 92% of our TCM raw materials revenue and approximately 58% of our consolidated revenue. For the year ended December 31, 2017, Yew Pharmaceutical accounted for approximately 100% of our TCM raw materials revenue and approximately 50% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

●	Yew Pharmaceutical accounted for approximately 58% of our consolidated revenue

●	DMSU, accounted for approximately 18% of our consolidated revenue

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

We owe certain amounts to related parties, including ZTC, Yew Pharmaceutical, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2018, the aggregate amount of these payables was approximately $580,016 and as of December 31, 2017, the aggregate amount of these payables was approximately $619,999. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

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

Mr. Wang does not devote 100% of his time to the business affairs of the Company.

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

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $3,812 for the year ended December 31, 2018 and $5,180 for the year ended December 31, 2017, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $21.7 million or 58% of our total revenue for year ended December 31, 2018 and $20.2 million or 50% of our total revenue for the year ended December 31, 2017, respectively; We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

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

We are also subject to numerous national, provincial and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications and regulatory approvals from healthcare agencies. We are subject to laws and regulations governing our relationship with our employees including wage requirements, limitations on hours worked, working and safety conditions, citizenship requirements, work permits and travel restrictions. These local labor laws and regulations may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our facilities in the PRC, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation. These regulations can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

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

YBP has ownership of five subsidiaries. Should we decide to pay dividends in the future, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries, our VIE and other holdings and investments. In addition, our subsidiaries and VIE, may, from time to time, be subject to restrictions on their ability to make distributions to us due to restrictive covenants in agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions applicable to our subsidiaries. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of the RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

The HDS Shareholders currently have effective, but not absolute, control of the Company. If the Founders’ Options are exercised by the HDS Shareholders, they - and Mr. Wang by himself - will have both effective and absolute control of the Company and be able to determine the outcome of most actions by the Company and its shareholders.

Presently, the HDS Shareholders collectively own 22,543,212 shares, or 43.29%, of YBP’s common stock, not including certain additional shares they are deemed to beneficially own under applicable SEC rules. The HDS Shareholders serve as the sole directors and executive officers of the Company, other than the chief financial officer, or CFO, position. The Founders’ Options were approved by our shareholders at a special meeting of shareholders, or the Special Meeting, on December 13, 2012, and issued to the HDS Shareholders in December 2012. On September 12, 2017, the board unanimously approved to extend each Founder’s Option of Zhiguo Wang and Guifang Qi for two years to December 31, 2019. As a result, the HDS Shareholders may, upon exercise, own as many as 30,031,949 shares, or 50.42%, of YBP’s common stock. In such event, the HDS Shareholders would have both effective and absolute control of the Company, allowing them, by themselves, to elect all directors of the Company and determine the outcome of most matters placed before the shareholders for action.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Office and Retail Space

The principal executive offices of YBP are located at 9460 Telstar Avenue, Suite 6, El Monte, California 91731. YBP lease this premise on a renewed 2-year lease at a monthly rent of approximately $3,521.

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

HDS leases approximately 20 square meters of an apartment (“Jixing Lease”) in the Nangang District of Harbin from Guifang Qi, a director of the Company and the wife of Zhiguo Wang. Pursuant to a Lease Contract dated October 1, 2016, the term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expires on September 30, 2019. Rent under the Jixing Lease is RMB 10,000 annually. We believe that the rent is at or below market for the space we are occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

During 2018, we had unpaid rent of $6,544 to related parties pursuant to the JSJ Lease, Office Lease and A cheng Lease described above and prepaid rent of $32,318 to related parties pursuant to the Jixing Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 in Notes to Consolidated Financial Statements.

Land Use and Similar Agreements

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. Therefore, we have entered into several long-term agreements to use land and/or cultivate yew trees on such land:

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

	High Bid	Low Bid

Fiscal Year Ended December 31, 2017	$0.44	$0.19

January 1 through March 31, 2018	$0.40	$0.21
April 1 through June 30, 2018	$0.42	$0.25
July 1 through September 30, 2018	$0.38	$0.20
October 1 through December 31, 2018	$0.25	$0.16

January 1 through March 31, 2019	$0.24	$0.15

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

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2018 and 2017, and consolidated financial conditions as of December 31, 2018, and December 31, 2017 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

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

For the years ended December 31, 2018, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the year ended December 31, 2018, revenues from the PRC segment accounted for approximately 98.96% of consolidated revenue; revenues from USA segment accounted for approximately 1.04% of consolidated revenue.For the year ended December 31, 2017, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; (4) the “Others” segment, consisting of the sales of yew candles, yew essence oil soaps, pine needle extracts, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract are conducted in the PRC.

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

YBP’s revenues were mostly generated by HDS in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations, inventory write-down and other costs. As of December 31, 2018, YBP had approximately $40,000 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ had no business operations and assets with a book value of approximately $3,000, including approximately $3,000 in cash at December 31, 2018. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. As of December 31, 2018, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the year ended December 31, 2018.

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

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable balance on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. We recognize the probability of the collection for each customer.

Inventories

Inventories consisted of raw materials, work-in-progress, finished goods-handicrafts, yew seedlings, yew candles and other trees (consisting of larix, spruce and poplar trees). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on our consolidated balance sheets. Inventories are stated at the lower of cost or net realizable value utilizing the weighted average method. Raw materials primarily include yew timber used in the production of products such as handicrafts, furniture and other products containing yew timber. Finished goods-handicraft and yew seedlings include direct materials and direct labor.

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

To estimate the amount of slow-moving or obsolete inventories, we analyze movement of our products, monitor competing products and technologies and evaluate acceptance of our products. Periodically, we identify inventories that cannot be sold at all or can only be sold at deeply discounted prices. An allowance will be established if management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, we will record reserves for the difference between the carrying cost and the estimated net realizable value.

Our handicraft and yew furniture products are hand-made by traditional Chinese artisans.

In accordance with ASC 905, “Agriculture”, our costs of growing yew seedlings are accumulated until the time of harvest and are reported at the lower of cost or net realizable value, with cost computed on a weighted-average basis.

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

Building	10-20 years
Machinery and equipment	3-10 years
Office equipment	2-5 years
Motor vehicles	4-10 years

Land use rights and yew forest assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. We have recorded the amounts paid to the PRC government to acquire long-term interests to utilize land and yew forests as land use rights and yew forest assets. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests are used to supply raw materials such as branches, leaves and fruit to us that will be used to manufacture our products. We amortize these land and yew forest use rights over the term of the respective land and yew forest use right, which ranges from 15 to 50 years. The lease agreements do not have any renewal option and we have no further obligations to the lessor. We record the amortization of these land and forest use rights as part of our cost of revenues.

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

In May 2017, the FASB issue ASU 2017-09, “Compensation - stock compensation (Topic 718): scope of modification accounting”. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance don’t have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Years Ended December 31,
	2018	2017
Revenues	$37,596,942	$40,539,690
Cost of revenues	26,872,694	35,477,713
Gross profit	10,724,248	5,061,977
Operating expenses	10,005,651	1,737,323
Income from operations	718,597	3,324,654
Other expenses	(547,855)	(111,006)
Income Tax	(1,493,183)	(614)
Net income	(1,322,441)	3,213,034
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,352,663)	2,673,336
Comprehensive income (loss)	$(3,675,104)	$5,886,370

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

For the year ended December 31, 2018, we had total revenues of $37,596,942, as compared to $40,539,690 for the year ended December 31, 2017, a decrease of $2,942,748 or 7.26%. The decrease in total revenue was attributable to the decrease in revenues from handicrafts and others.

Total revenue is summarized as follows:

	Years Ended December 31,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$23,487,940	$20,180,406	$3,307,534	16.39%
Yew trees	31,283	9,978	21,305	213.52%
Handicrafts	19,707	50,559	(30,852)	(61.02)%
Others	14,058,012	20,298,747	(6,240,735)	(30.74)%
Total	$37,596,942	$40,539,690	$(2,942,748)	(7.26)%

For the year ended December 31, 2018 compared to December 31, 2017, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related parties, Yew Pharmaceutical and HDS Development. The decrease in revenue of handicrafts was mainly attributable to the decrease in market demand. The decrease in revenue of others was mainly attributable to the decrease in demand of yew candles, pine needle extract, handmade essential oil soaps, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the year ended December 31, 2018, cost of revenues amounted to $26,872,694 as compared to $35,477,713 for the year ended December 31, 2017, a decrease of $8,605,019 or 24.25%. For the year ended December 31, 2018, cost of revenues accounted for 71.48% of total revenues compared to 87.51% of total revenues for the year ended December 31, 2017.

Cost of revenues by product categories is as follows:

	Years Ended December 31,		Increase	Percentage
	2018	2017	(Decrease)	Change
TCM raw materials	$12,449,587	$14,941,841	$(2,492,254)	(16.68)%
Yew trees	19,447	7,954	11,493	144.49%
Handicrafts	24,430	96,914	(72,484)	(74.79)%
Others	14,379,230	20,431,004	(6,051,774)	(29.62)%
Total	$26,872,694	$35,477,713	$(8,605,019)	(24.25)%

The decrease in our cost of revenues for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily a result of the decrease in costs of revenue in others and TMC raw materials.

The decrease in cost of revenues in TCM raw materials, while the revenue increased, were primarily attributable to the inventory write-down of TCM raw materials of approximately $Nil for the year ended December 31, 2018, compared with $8,230,000 for the year ended December 31, 2017.

The decrease in cost of revenues in others was in line with the decrease in the sales of others, such as yew candles, pine needle extracts and essential oil soaps.

Gross Profit

For the year ended December 31, 2018, gross profit was $10,724,248 as compared to $5,061,977 for the year ended December 31, 2017, representing gross profit margins of 28.52% and 12.49%, respectively. Gross profit margins by categories are as follows:

	Years Ended December 31,
	2018	2017	Increase
TCM raw materials	47.00%	25.96%	21.04%
Yew trees	37.84%	20.28%	17.55%
Handicrafts	(23.97)%	(91.68)%	67.72%
Others	(2.28)%	(0.65)%	(1.63)%
Total	28.52%	12.49%	16.04%

The increase in our overall gross profit margin for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributable to the higher gross margin yields of TCM raw materials and Handicrafts.

The increase in our gross margin percentage related to the sale of TCM raw materials for the year ended December 31, 2018 as compared to the year ended December 31, 2017, was primarily attributable to the inventory write-down of TCM raw materials of approximately $Nil for the year ended December 31, 2018, compared with $8,230,000 for the year ended December 31, 2017.

The increase in our gross margin percentage related to the sale of handicrafts for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributable less impairment of handicrafts due to obsolete inventory.

Operating Expenses

For the year ended December 31, 2018, operating expenses amounted to $10,005,651, as compared to $1,737,323 for the year ended December 31, 2017, an increase of $8,268,328 or 475.92%.

The increase was mainly due to the fact that the Company accrued bad debt expense in the amount of $7,921,979, compared with $Nil for the year ended December 31, 2017.

Income from Operations

For the year ended December 31, 2018, income from operations was $718,597, as compared to income from operations of $3,324,654 for the year ended December 31, 2017, a decrease of $2,606,057, or 78.39%. The decrease was primarily attributable to the increase in general and administrative expense, partially offset by the increase in gross profit from other segment.

Other Expenses

For the year ended December 31, 2018, total other expense was $547,855 as compared to total other expense was $111,006 for the year ended December 31, 2017. The increase is mainly attributable to the increase of exchange loss, partially offset by the increase of other income.

Net Income

As a result of the factors described above, our net loss was $1,322,441 or $0.03 per share (basic and diluted), for the year ended December 31, 2018, as compared to net income of $3,213,034 or $0.06 per share (basic and diluted, respectively), for the year ended December 31, 2017.

Foreign Currency Translation Adjustment

For the year ended December 31, 2018, we reported an unrealized loss on foreign currency translation of $2,352,663, as compared to an unrealized gain of $2,673,336 for the year ended December 31, 2017. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS and HYF, is RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains or loss resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income (Loss)

For the year ended December 31, 2018, comprehensive loss of $3,675,104 was derived from the sum of our net loss of $1,322,441 and foreign currency translation loss of $2,352,663. For the year ended December 31, 2017, comprehensive income of $5,886,370 was derived from the sum of our net income of $3,213,034 and foreign currency translation gain of $2,673,336.

Segment Information

For the year ended December 31, 2018, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the years ended December 31, 2018 and 2017 was as follows:

	For the year ended December 31, 2018			For the year ended December 31, 2017
	Revenues- third parties	Revenues - related parties	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$40,418	$37,165,694	$37,206,112	$17,630,063	$22,905,224	$40,535,287

USA	390,830	-	390,830	4,403	-	4,403

Total revenues	$431,248	$37,165,694	$37,596,942	$17,634,466	$22,905,224	$40,539,690

During the years ended December 31, 2018 and 2017, the revenue from PRC segment was $37,206,112 and $40,535,287, respectively, decrease of $3,329,175 or 8.21% due to the decrease demand on PRC market. The decrease in PRC segment was mainly due to the decrease in revenue from third parties in the amount of $17,589,645, offset by the increase in revenue from related parties in the amount of 14,260,470.

During the years ended December 31, 2018 and 2017, the revenue from USA segment was $390,830 and $4,403, respectively, increase of $386,427 or 8776.45%. The increase in USA segment was due to the increase in revenue from third parties in the amount of $386,427 attributable to our China customers’ increased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2018 and 2017, we had cash balances of $521,670 and $859,830, respectively. These funds were primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2017 to December 31, 2018:

Category	December 31, 2018	December 31, 2017	Change	Percentage change
Current assets:
Cash	$521,670	$859,830	$(338,160)	(39.33)%
Accounts receivable	17,167	9,881,914	(9,864,747)	(99.83)%
Accounts receivable - related parties, net	4,579,666	21,847,733	(17,268,067)	(79.04)%
Inventories, net	6,204,954	2,579,190	3,625,764	140.58%
Prepaid expenses and other assets	47,530	37,519	10,011	26.68%
Prepaid expenses - related parties	32,318	57,202	(24,884)	(43.50)%
VAT recoverables	985,831	170,564	815,267	477.98%
Current liabilities:
Accounts payable	268,359	460,202	(191,843)	(41,69)%
Accounts payable - related parties	-	50,318	(50,318)	(100)%
Accrued expenses and other payables	244,043	162,619	81,424	50.07%
Advance from customer	145	-	145	-
Advance from customer- related party	21,295	-	21,295	-
Taxes payable	189,617	5,574	184,043	3301.81%
Due to related parties	580,016	619,999	(39,983)	(6.45%
Short-term borrowing	5,758,517	6,099,876	(341,359)	(5.60)%
Working capital:
Total current assets	$12,389,136	$35,433,952	$(20,044,816)	(65.04)%
Total current liabilities	7,061,992	7,398,588	(336,596)	(4.55)%
Working capital	$5,327,144	$28,035,364	$(22,708,220)	(81)%

Our working capital decreased by $22,708,220 to $5,327,144 at December 31, 2018, from working capital of $28,035,364 at December 31, 2017. This decrease in working capital is primarily attributable to:

●	a decrease in accounts receivable of $9,864,747

●	a decrease in accounts receivable - related parties of $17,268,067

●	a decrease in cash of $338,160

●	an increase in inventory, net of $3,625,764

●	an increase in VAT recoverable of $815,267

●	a decrease in account payable - related parties of $50,318

●	a decrease in short-term borrowing of $341,359

●	an increase in tax payable of $184,043

For the year ended December 31, 2018, net cash flow provided by operating activities was $32,466,961, as compared to net cash flow used in operating activities of $2,620,269 for the year ended December 31, 2017, an increase of $35,087,230. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2018, net cash flow provided by operating activities of $32,466,961 was primarily attributable to:

●	net loss of approximately $1,322,441 adjusted for the add-back of non-cash items, such as depreciation of approximately $74,955, amortization of land use rights and yew forest assets of $679,942, bad debt expense of $7,921,979 , inventory write-down of $936,021, sale of yew forest assets as inventory of $10,286,709 and stock-based compensation of $1,067,548; and

the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable of $9,703,757, accounts receivable-related parties of $8,807,450 and an increase in taxes payable of $1,386,784.

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in inventories, net of $6,076,549, VAT recoverables of $857,075, and a decrease in accounts payable of $186,113.

For the year ended December 31, 2017, net cash flow used in operating activities of $2,620,269 was primarily attributable to:

●	net income of approximately $3,213,034 adjusted for the add-back of non-cash items, such as depreciation of approximately $68,000, amortization of land use rights and yew forest assets of approximately $3,679,000, and stock-based compensation of approximately $709,000; and

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

Net cash flow used in investing activities was approximately $32,800,000 for the year ended December 31, 2018. During the year ended December 31, 2018, we have purchase of property and equipment of approximately $44,000 and have made payment in approximately $32,755,000 for purchase of land use right and yew forest assets. Net cash flow used in investing activities was approximately $799,070 for the year ended December 31, 2017. During the year ended December 31, 2017, we have made payment in approximately $799,000 for purchase of land use right and yew forest assets.

Net cash flow provided by financing activities was approximately $26,000 for the year ended December 31, 2018 and consisted of repayment of short-term borrowings of approximately $9,027,000, and proceeds of approximately $9,013,000 from bank loan, and proceeds from exercise of stock options of $40,000. Net cash flow provided by financing activities was approximately $3,925,000 for the year ended December 31, 2017 and consisted proceeds of approximately $10,940,000 from bank loan, repayment of approximately $6,845,000 of bank loan, and repayment of approximately $171,000 to our related party.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of December 31, 2018, and December 31, 2017, approximately $43.5 million and $44.9 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of December 31, 2018, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Years Ending December 31:
2019	$59,732
2020	28,658
2021	30,168
2022	29,441
2023	29,441
Thereafter	274,680
Total	$452,120

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

See pages F-1 through F-33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 9, 2018, the board of directors of the Yew Bio-Pharm Group, Inc. (the “Company”) with the agreement of its auditor terminated the services MaloneBailey, LLP, its independent registered public accounting firm, (“MaloneBailey”), effective as of November 9, 2018. The reports of MaloneBailey on the Company’s financial statements for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. During the years ended December 31, 2017 and 2016, and in the subsequent period through November 9, 2018, there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the matter in its reports on the Company’s financial statements for such periods.

On November 15, 2018, the Company, based on the decision of its board of directors, approved the engagement of Simon & Edwards, LLP, Diamond Bar, California (“S&E”) to serve as the Company’s independent registered public accounting firm, commencing November 15, 2018.

During the fiscal year ended December 31, 2017 and through the date of the board of directors’ decision, the Company did not consult S&E with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on those evaluations, which identified material weaknesses in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

The specific material weaknesses identified by our management were as follows:

●	A lack of sufficient number of personnel to provide segregation within the functions consistent with the objectives of internal control;

●	Lack of well-established procedures to identify, approve and report related party transactions

●	A lack of control in place to review the condition of accounts receivable and inventories and assess the necessity to record any write-down of accounts receivable and inventory value;

We expect the material weaknesses will be remediated by the end of fiscal year 2019. Until such time, however, as these material weaknesses in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2018.

Remediation of Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2019. Specifically, we plan to recruit more accounting staff, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2019 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the material weaknesses we have identified in fiscal year 2018. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers as of December 31, 2018, and additional information concerning them are as follows:

Name	Age	Position
Zhiguo Wang	57	Chief Executive Officer, President, Chairman of the Board and Chief Financial Officer
Guifang Qi	57	Secretary and Director
Yuxi Xing	58	Chief Financial Officer
Xuehai Wu	46	Director
Guoshuang Tian	56	Director
Yongchun Shi	55	Director
Chang Liu	41	Director
Xiefeng Liu	56	Director

Zhiguo Wang has been the President and a director of YBP since the company was incorporated in November 2007 and has been the Chief Financial Officer since December 15, 2013. Mr. Wang founded our company in 1996 and has served as Chairman of the Board and General Manager of HDS since its inception. Since August 2007, Mr. Wang has served as executive director of the China National Forest Industry Association. In January 2007, he was elected to the first board of directors by the Heilongjiang Province Pharmaceutical Professional Association. In August 2007, he was elected Executive Director of the China National Forest Industry Association. In December 2010, Mr. Wang was elected vice chairman of the Heilongjiang Province Forestry Industry Association. Mr. Wang is also involved in the management of other businesses, including Yew Pharmaceutical, Kairun and ZTC. He currently devotes approximately 71% of his time, or 120 hours per month, on average, to the Company’s business. Mr. Wang graduated from Northeast Forestry University, located in Harbin, for both his undergraduate and graduate degrees. Mr. Wang is the husband of Guifang Qi.

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

Yuxi Xing was employed as auditing specialist by Heilongjiang Muleng Forestry Management Bureau (“HMFMB”) from January 1997 to December 1998. From January 1999 to May 2018, Mr. Xing was employed by Heilongjiang Mudanjiang River Forestry Management Bureau as Deputy-head level researcher of the Finance Department. From June until present, Mr. Xing was employed as Financial Director of Mudanjiang Hongtao Real Estate Development LLC. He is also a principal of Heilongjiang Lianbang Accounting LLC. Mr. Xing received his accounting degree in 1982 from Heilongjiang River Forestry Vocational and Technical College and in 1991 he received his Bachelor of Financial Management degree from Harbin Institute of Technology.

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

Guoshuang Tian, Male, ethnic Han, born in July 1963 in Jilin Province. At present he holds the position of Dean of the Economics and Management School of Northeast Forestry University. Moreover, he has many other titles: in the school, he is Professor, Doctoral Supervisor, Postdoctoral Cooperation Supervisor, and Academic Leader of Heilongjiang Key Professional Accounting Major; in the society, he is the member of Agricultural and Forestry Economic Management Subject Appraisal Group of the State Council Academic Degree Committee, Vice president of China Forestry Economics association, Member of Accounting Society of China, Vice-general Secretary of Forestry Department of China Accounting Society, Expert of Agro forestry Ecological Expert Group of Heilongjiang Province Scientific Advisory Committee, Vice-chairman of Accounting Society of Heilongjiang Province, Vice-president of Heilongjiang Management Committee, Vice-president of Heilongjiang Application Economic Committee, Chief Editor of Green Finance and Accounting. He was invited to attend many discussion meetings about the key policy of state-owned forest region economic and social development, and put forward a large number of comments and suggestions for the revitalization of the northeast, forestry enterprise transformation, accounting personnel training. He presided over more than 20 projects and subjects research, including National Natural Science Foundation of China(NSFC), Ph.D. Program Foundation of Ministry of Education, State Forestry Administration, project of Accounting Society of China, Audit Society of China, Heilongjiang Province Social and Scientific Fund, Heilongjiang Province Natural and Scientific Fund, Soft Scientific Project of Heilongjiang Province Science and Technology Department. He was also involved in 7 scientific researches supporting by National Social and Scientific Fund, the Ministry of Education Humanities and Social Science Fund, China Postdoctoral fund. He published more than 100 papers in core journals such as Management World, EI and CSSCI, had 15 published monographs. He won one first prize and several third prizes of the excellent scientific research achievements of Heilongjiang province social science. He has trained 23 doctoral students and over 130 postgraduates.

Yongchun Shi was born in Harbin City, Heilongjiang Province. In 1981, he majored in Forestry at Northeast Forestry University and received his bachelor’s degree in Agronomy. In 1985, he worked as a lecturer at Heilongjiang College of Logging Industry Managerial Personnel Training. In 2006, he started his postgraduate degree in engineering at Northeast Forestry University while teaching at Heilongjiang College of Logging Industry Managerial Personnel Training. In 2010, he was promoted to professor at Heilongjiang College of Logging Industry Managerial Personnel Training. Mr. Shi is currently employed as Head of Resources and Environment Department at Heilongjiang Vocational Institute of Ecological Engineering and as Secretary General of Heilongjiang Vocational Teaching Steering Committee of Environmental Protection.

Chang Liu, Female, Age 40. She has a Ph.D. of economics, professor, doctoral supervisor, deputy dean of Economics and Management School of Northeast Agricultural University, backbone of the Northeast Agricultural University Scholars, member of the Academic Degree Evaluation Committee of Economics and Management School, chief of the MBA education center. In 2001, she graduated from Finance Major of Economics and Management School of Northeast Agricultural University and in 2004; she received the finance master degree of Economics and Management School of Northeast Agricultural University. In 2007, she received her Ph.D. in finance of Economics and Management School of Northeast Agricultural University, to study in Michigan State University as visiting scholar for half year and from 2011 to 2012, studied in Utah State University as visiting scholar, proficiency in English. The main research direction is agricultural economic management, rural finance theory and policy.

She has presided over two national social science fund projects, got funding from more than 20 foundations, such as Heilongjiang Philosophy and Social Science Fund, Heilongjiang Natural Science Fund, Heilongjiang Higher Education Teaching Reform Fund, Study Abroad Returned Fund of Heilongjiang Department of Science and Technology, Heilongjiang Postdoctoral Sustentation Fund, and Harbin Science and Technology Research Plan Fund. In the report, Research on Chinese Peasant workers Returning home to Start-up under the Background of International Financial Crisis, she was the first person to comprehensively discuss how peasant workers started up their own business in home under the international financial crisis, through research and analysis for the future development of China’s regional economy, especially the rural areas, the report gave out detailed advises and suggestions, which was commented and praised by Wang Zuoshu, who was the member of Standing Committee of National People’s Congress and deputy director of National People’s Congress Culture and Public Health Committee. He presided over the project of Research on Credit Financing Problem of Heilongjiang Farmers’ Professional Cooperatives, funding by Heilongjiang Philosophy and Social Science Fund, and put out opinions and view points on speeding up the development of rural cooperative finance, being conducive to the establishment and development of farmers’ professional cooperatives financial service system. The research report was included in Heilongjiang Philosophy and Social science outstanding achievement guide. Her paper Empirical Study of the Relationship between Dynamic Capabilities and Organizational Performance of Rural Financial Enterprises was reprinted by National People’s Congress press on Studies of the Agricultural Economy. The countermeasures put forward in the paper were adopted by Heilongjiang Agriculture Committee, and was awarded the first prize for the 14th social science excellent scientific research achievements in Heilongjiang province. The views of this paper have played a positive role on the reform and development of China’s rural financial system. She published more than 50 papers in core journals such as Agricultural Economy Issues, CSSCI and so on, had 5 published monographs. She has won two first prizes of the Excellent Scientific Research Achievements of Heilongjiang Social Science and a second prize of the Excellent Scientific Research Achievements of Heilongjiang Higher School Cultural and Public Science. He has trained 2 doctoral students and over 20 postgraduates.

Xiefeng Liu, Male, Age 55. From September 1978 to July 1981, Mr. Liu was a student at Mudanjiang Forestry School; Silviculture Major. From July 1981 to September 1985 he was a teacher at Mudanjiang Forestry and Technical College 09/1985-07/1988. From July 1997 to July 2000, Mr. Liu worked as a Director, Lecturer and Senior Lecturer for Mudanjiang Forestry and Technical College. From May 2005 to December 2017, he was Director of Admission Office at Heilongjiang River Forestry Vocational and Technical College and then from January 1 2018 until the present he was Director of Research Department at Heilongjiang River Forestry Vocational and Technical College

Each of our director’s primary qualification to serve as such involves his or her extensive experience with different aspects of yew tree technology, cultivation, engineering and/or project management or investment banking and/or accounting and finance.

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

Board of Directors

Director Independence

The Board will consist of seven members, of which Guoshuang Tian, Yongchun Shi, Chang Liu and Xiefeng Liu meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Meetings of the Board

Each of the directors attended 75% or more of the aggregate number of meetings of the Board in 2018.

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

Committees of the Board of Directors

The board of directors has created three committees - the audit committee, the compensation committee and the nominating and corporate governance committee. Each of the committees has a charter which we believe meets the NASDAQ requirements and will be composed of three independent directors.

Audit Committee

As of the date hereof, three members, Guoshuang Tian, Chang Liu and Xiefeng Liu, have been appointed to this committee. The audit committee will oversee, review, act on and report on various auditing and accounting matters to the board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices, all as set forth in our audit committee charter.

Compensation Committee

As of the date hereof, three members, Zhiguo Wang, Yongchun Shi and Xiefeng Liu, have been appointed to this committee. The compensation committee will oversee the compensation of our chief executive officer and our other executive officers and review our overall compensation policies for employees generally as set forth in the audit committee charter. If so authorized by the board, the compensation committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The compensation committee will not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee will consult with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss with the chief executive officer and other responsible officers the compensation policies for employees who are not officers. The compensation committee has the responsibilities and authority relating to the retention, compensation, oversight and funding of compensation consultants, legal counsel and other compensation advisers. The compensation committee members will consider the independence of such advisors before selecting or receiving advice from such advisors.

Nominating and Corporate Governance Committee

As of the date hereof, three members, Chang Liu, Yongchun Shi and Guoshuang Tian, have been appointed to this committee. The nominating and corporate governance committee will identify, evaluate and recommend qualified nominees to serve on our board; develop and oversee our internal corporate governance processes; and maintain a management succession plan.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics.

Communications with the Board

Shareholders and any interested parties may send correspondence to the Board or to any individual director, by mail to Corporate Secretary, Yew Bio-Pharm Group, Inc., 9460 Telstar, Ste. 6, El Monte, California, 91731 or by e-mail to hpang@yewbiopharm.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2018, 2017 and 2016. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhiguo Wang	2018	9,071	—	—	—	—	—	—	9,071
President,	2017	6,216	—	—	—	—	—	—	6,216
Chief Executive Officer	2016	6,320	—	—	—	—	—	—	6,320

Guifang Qi	2018	70,800	—	—	—	—	—	—	69,600
Treasurer, YBP and	2017	69,600	—	—	—	—	—	—	69,600
Vice General Manager, HDS	2016	69,600	—	—	—	—	—	—	69,600

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

The terms of each Founder’s Option are identical to each other except for the name of the optionee and the number of shares of the Company’s common stock subject to each such Founder’s Option. The principal terms of the Founders’ Options include the following:

●	each Founder’s Option is fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years from the date of issuance; the expiration date for each Founder’s Option is extended to December 31, 2019

●	each Founder’s Option is exercisable at $0.22 per share; and

●	each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2018.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Zhiguo Wang	5,000,000	—	—	0.22	12/31/2019	—	—	—	—
Guifang Qi	2,488,737	—	—	0.22	12/31/2019	—	—	—	—

We are authorized to issue up to 15,000,000 shares of common stock for grants under the 2012 Plan, which was adopted by our Board of Directors on September 25, 2012 and approved by our shareholders at the Special Meeting on December 13, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2018,

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

The following table sets forth, as of March 31, 2019, the number of shares of our common stock owned of record and beneficially by all directors, executive officers, nominees for director and persons who beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Executive Officers:
Zhiguo Wang (2)(3) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	30,031,949	50.42%

Guifang Qi (2)(4) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	30,031,949	50.42%

Yuxi Xing 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Xuehai Wu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	200,000	*

Guoshuang Tian 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Yongchun Shi 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Yongchun Shi 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Chang Liu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Xiefeng Liu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

All Directors and Executive Officers and Nominees as a group (9 persons)	30,231,949	50.42%

*	less than 1%
(1)	Percentage ownership is based on 52,075,000 shares of YBP common stock deemed outstanding on December 31, 2018, assuming exercise of all outstanding Founders’ Options and granted Director’s Options, all of which are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Zhiguo Wang and Guifang Qi are husband and wife.
(3)	Consists of (i) 20,103,475 shares held by Mr. Wang; (ii) 2,439,737 shares held by Madame Qi; and (iii) 5,000,000 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days; and (iv) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days.
(4)	Consists of (i) 2,439,737 shares held by Madame Qi; (ii) 20,103,475 shares held by Mr. Wang; (iii) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days; and (iv) 5,000,000 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $145,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts as finished goods and then sells to third party and related party.

For the years ended December 31, 2018 and 2017, total revenues from Yew Pharmaceutical under the above agreement amounted to $21,673,772 and $20,180,406. At December 31, 2018 and 2017, the Company had $1,408,321 and $21,647,828 accounts receivable from Yew Pharmaceutical, respectively.

For the years ended December 31, 2018 and 2017, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts from Yew Pharmaceutical amounted to $22,454,476 and $15,042,178, respectively.

At December 31, 2018 and 2017, HYF had $0 and $39,974, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

For the years ended December 31, 2018 and 2017, total revenue from HDS Development amounted to $1,814,169 and $Nil. As of December 31, 2018 and 2017, the Company had $981,618 and $Nil accounts receivable, which were net of allowance for doubtful account $763,481 and $Nil from HDS Development, respectively. For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense for HDS development in the amount of $793,699 and $Nil, respectively.

Transactions with Changzhi Du

For the year ended 2017, HDS purchased yew seedlings from Changzhi Du in the amount of $1,086,281. As of December 31, 2017, the Company had no accounts payable to Changzhi Du.

Transactions with Jinguo Wang

For the years ended December 31, 2018 and 2017, HDS purchased yew forest assets and yew seedlings from Jinguo Wang in the amount of $1,405,107 and $26,121, respectively. As of December 31, 2018 and 2017, the Company had no accounts payable to Jinguo Wang.

Transactions with Wonder Genesis Global Ltd.

For the years ended December 31, 2018 and 2017, total revenues from Wonder Genesis Global Ltd. amounted to $2,552,148 and $2,724,818. At December 31, 2018 and 2017, the Company has $Nil and $199,905 accounts receivable from Wonder Genesis Global Ltd., respectively.

Transactions with Lifeforfun Limited

For the years ended December 31, 2018 and 2017, total revenues from Lifeforfun Limited amounted to $1,159,021 and $Nil. As of December 31, 2018 and 2017, the Company had $1,080,919 and $Nil accounts receivable, which were net of allowance for doubtful account $74,448 and $Nil from Lifeforfun Limited, respectively. For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense for Lifeforfun Limited in the amount of $77,395 and $Nil, respectively.

Transactions with DMSU

For the years ended December 31, 2018 and 2017, total revenues from DMSU amounted to $6,869,966 and $Nil . The Company wrote off accounts receivable in the amount of $6,782,442 from DMSU due to being uncollectable. As of December 31, 2018 and 2017, the Company had $ Nil and $ Nil accounts receivable from DMSU, respectively. For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense for DMSU in the amount of $7,050,885 and $Nil, respectively.

Transactions with YIDA

For the years ended December 31, 2018 and 2017, total revenues from YIDA amounted to $3,085,648 and $Nil . As of December 31, 2018 and 2017, the Company had $1,108,808 and $Nil accounts receivable from YIDA, respectively.

Transactions with Ai Zhong Jing Mao

For the years ended December 31, 2018 and 2017, total revenues from Ai Zhong Jing Mao amounted to $10,970 and $0. As of December 31, 2018 and 2017, the Company had $21,295 and $Nil advance from Ai Zhong Jing Mao.

Transactions with ZTC

For the years ended December 31, 2018 and 2017, HDS purchased yew forest assets from ZTC in the amount of $6,458,773 and $0, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by ZTC, which amounted to $6,415,707. The difference of $43,066 between the actual contract price and carrying costs is recorded as additional paid-in capital. As of December 31, 2018 and 2017, the Company had no balance payable to ZTC.

Transactions with Xinlin

For the years ended December 31, 2018 and 2017, HDS purchased yew forest assets from Xinlin in the amount of $2,582,469 and $0, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Xinlin, which amounted to $1,362,252. The difference of $1,220,217 between the actual contract price and carrying costs is recorded as additional paid-in capital. As of December 31, 2018 and 2017, the Company had no balance payable to Xinlin.

Transactions with Zhiguo Wang

For the years ended December 31, 2018 and 2017, HDS purchased yew forest assets from Zhiguo Wang in the amount of $1,269,918 and $Nil, respectively. As of December 31, 2018 and 2017, the Company had no balance payable to Zhiguo Wang. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Zhiguo Wang, which amounted to $1,015,935. The difference of $253,983 between the actual contract price and carrying costs is recorded as additional paid-in capital.

Transactions with Others (Cai Wang, Jimin Lu, Xue Wang and Chunping Wang)

For the year ended December 31, 2018, HDS purchased yew forest assets from Cai Wang, Jimin Lu, Xue Wang and Chunping Wang in the amount of $2,324,525, $2,137,937, $1,863,756 and $3,266,259, respectively. As of December 31, 2018, the Company had no accounts payable to others.

Loans Guaranteed

As of December 31, 2018 and 2017, the Company’s certain loans were guaranteed by related parties (see note 8).

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2018 and 2017, rent expense related to the ZTC Lease amounted to $24,559 and $24,042, respectively. At December 31, 2018 and 2017, prepaid rent to ZTC amounted to $29,530 and $56,177 which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2018 and 2017, rent expense related to the Office Lease amounted to approximately $2,300 and $2,220, respectively. As of December 31, 2018 and 2017, the unpaid rent was $Nil and $1,881 respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the years ended December 31, 2018 and 2017, rent expense related to the JSJ Lease amounted to $1,512 and $1,480, respectively. As of December 31, 2018 and 2017, the unpaid rent was $6,544 and $5,380, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company entered into two forest land leases with Mr. Wang. Pursuant to the Leases, Mr.Wang leases two forest land with area of 20 mu and 73 mu, respectively, to the Company for free. The leases terms are for the periods from January 9, 2008 to November 24, 2022 and from January 30, 2007 to December 30, 2026, respectively.

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

For the years ended December 31, 2018 and 2017, rent expense related to the A’cheng Lease amounted approximately $3,700 and $3,700, respectively. At December 31, 2018 and 2017, the prepaid (unpaid) rent was $1,818 and $(1,921), respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expires on September 30, 2019. For the years ended December 31, 2018 and 2017, rent expense related to the Jixing Lease amounted $1,512 and $1,480, respectively. As of December 31, 2018 and 2017, the prepaid rent to Ms. Qi amounted to $970 and $1,025 respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances and payables are usually short-term in nature, non-interest bearing, unsecured and payable on demand. As of December 31, 2018, the Company had balance of due to Mr.Wang and HBP in the amount of $8,100 and $102,770, respectively. During the year ended December 31, 2017, the Company transferred a car with carrying amount of $82,491 to Zhiguo Wang to settle the same amount due to him. Due to Zhiguo Wang and Madame Qi, excluding the unpaid rents disclosed above and the borrowings from Madame Qi as disclosed below, amounted to $41,051 and $41,051 at December 31, 2018 and 2017, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, 2017 and 2018, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016, 2017 and 2018, respectively. During the years ended December 31, 2018 and 2017, the Company made repayments of $0 and $170,875 to Madame Qi, respectively. As of December 31, 2018 and 2017, the total borrowings including the interest were $428,095 and $428,095, which was included in due to related parties in the accompanying consolidated balance sheets.

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

During 2018 and 2017, Simon & Edward, LLP and MaloneBailey, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2018, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2018.

	Years ended December 31,
	2018	2017

Audit Fees – MaloneBailey, LLP	$26,000	$91,000
Audit Fees – Simon & Edward, LLP	$70,000	$-
Audit-Related Fees	$-	$-
Tax Fees– Simon & Edward, LLP	$10,000	$-
All Other Fees	$-	$-
Total Fees	$106,000	$91,000

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP and MaloneBailey, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Simon & Edward, LLP and MaloneBailey, LLP independence as our auditors.

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

YEW BIO-PHARM GROUP, INC.

Date: May 7, 2019	By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Zhiguo Wang and Yuxi Xing, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhiguo Wang	Chief Executive Officer, President,	May 7, 2019
Zhiguo Wang	Secretary and Chairman of the Board (Principal Executive Officer)

/s/ Yuxi Xing	Chief Financial Officer	May 7, 2019
Yuxi Xing	(Principal Accounting Officer)

/s/ Guifang Qi	Treasurer — Yew Bio-Pharm Group, Inc.	May 7, 2019
Guifang Qi	and Director

/s/ Xuehai Wu	Director	May 7, 2019
Xuehai Wu

/s/ Chang Liu	Director	May 7, 2019
Chang Liu

/s/ Yongchun Shi	Director	May 7, 2019
Yongchun Shi

/s/ Xiefeng Liu	Director	May 7, 2019
Xiefeng Liu

/s/ Guoshuang Tian	Director	May 7, 2019
Guoshuang Tian

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Yew Bio-Pharm Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yew Bio-Pharm Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

May 7, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of

Yew Bio-Pharm Group, Inc. and Subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yew Bio-Pharm Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2012.

Houston, Texas

April 2, 2018

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$521,670	$859,830
Accounts receivable	17,167	9,881,914
Accounts receivable - related parties, net of allowance for doubtful account $837,929 and nil	4,579,666	21,847,733
Inventories, net	6,204,954	2,579,190
Prepaid expenses - related parties	32,318	57,202
Prepaid expenses and other assets	47,530	37,519
VAT recoverables	985,831	170,564

Total Current Assets	12,389,136	35,433,952

LONG-TERM ASSETS:
Long-term inventories, net	1,824,128	10,546,648
Property and equipment, net	518,650	579,557
Intangible assets	45,359	-
Land use rights and yew forest assets, net	34,914,793	6,369,938

Total Long-term Assets	37,302,930	17,496,143

Total Assets	$49,692,066	$52,930,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$268,359	$460,202
Accounts payable - related parties	-	50,318
Advance from customers	145	-
Advance from customers - related party	21,295	-
Accrued expenses and other payables	244,043	162,619
Taxes payable	189,617	5,574
Due to related parties	580,016	619,999
Short-term borrowings	5,758,517	6,099,876

Total Current Liabilities	7,061,992	7,398,588

NONCURRENT LIABILITIES:
Taxes payable	1,202,741	-
Deferred income	340,294	359,646
Total Noncurrent Liabilities	1,543,035	359,646

Total Liabilities	8,605,027	7,758,234

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 52,075,000 and 51,875,000 shares issued and outstanding at December 31, 2018 and 2017)	52,075	51,875
Additional paid-in capital	9,953,494	10,363,412
Retained earnings	28,965,217	30,287,658
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income	(1,646,035)	706,628

Total Shareholders’ Equity	41,087,039	45,171,861

Total Liabilities and Shareholders’ Equity	$49,692,066	$52,930,095

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2018	2017
REVENUES:
Revenues	$431,248	$17,634,466
Revenues - related parties	37,165,694	22,905,224

Total Revenues	37,596,942	40,539,690

COST OF REVENUES:
Cost of revenues	1,241,279	17,810,948
Cost of revenues - related parties	25,631,415	17,666,765

Total Cost of Revenues	26,872,694	35,477,713

GROSS PROFIT	10,724,248	5,061,977

OPERATING EXPENSES:
Selling, general and administrative	1,016,124	1,027,935
Bad debt expense	7,921,979	-
Stock-based compensation	1,067,548	709,388

Total Operating Expenses	10,005,651	1,737,323

INCOME FROM OPERATIONS	718,597	3,324,654

OTHER INCOME (EXPENSES):
Interest expense	(294,117)	(225,023)
Other income (expense)	84,012	(33,961)
Exchange gains (loss)	(337,750)	147,978

Total Other Expenses	(547,855)	(111,006)

INCOME BEFORE PROVISION FOR INCOME TAXES	170,742	3,213,648
PROVISION FOR INCOME TAXES	(1,493,183)	(614)
NET INCOME(LOSS)	$(1,322,441)	$3,213,034

COMPREHENSIVE INCOME (LOSS):
NET INCOME(LOSS)	$(1,322,441)	$3,213,034
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(2,352,663)	2,673,336

COMPREHENSIVE INCOME (LOSS)	$(3,675,104)	$5,886,370

NET INCOME PER COMMON SHARE:
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,965,411	51,875,000
Diluted	51,965,411	53,934,497

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2016	51,875,000	$51,875	$9,654,024	$27,074,624	$3,762,288	$(1,966,708)	$38,576,103
Stock-based compensation			709,388				709,388

Net income for the year				3,213,034			3,213,034

Foreign currency translation adjustment						2,673,336	2,673,336

Balance, December 31, 2017	51,875,000	51,875	10,363,412	30,287,658	3,762,288	706,628	45,171,861

Issuance of common stock upon exercise of stock options	200,000	200	39,800				40,000

Stock-based compensation			1,067,548				1,067,548

Net loss for the year				(1,322,441)			(1,322,441)

Purchase of yew forest assets from entity under common control with price over carrying amount			(1,517,266)				(1,517,266)

Foreign currency translation adjustment						(2,352,663)	(2,352,663)

Balance, December 31, 2018	52,075,000	$52,075	$9,953,494	$28,965,217	$3,762,288	$(1,646,035)	$41,087,039

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,322,441)	$3,213,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	74,955	67,790
Bad debt expense	7,921,979	-
Amortization of land use rights and yew forest assets	10,966,651	3,678,972
Stock-based compensation	1,067,548	709,388
Inventory write-down	936,021	-
Changes in operating assets and liabilities:
Accounts receivable	9,703,757	5,349,595
Accounts receivable - related parties	8,807,450	(13,903,716)
Prepaid and other current assets	(11,811)	40,202
Prepaid expenses - related parties	22,670	23,055
Inventories	(6,076,549)	850,356
VAT recoverables	(857,075)	1,537,471
Accounts payable	(186,113)	(2,325,337)
Accounts payable - related parties	(49,495)	(607,503)
Accrued expenses and other payables	93,469	(195,047)
Advance from customer	151	-
Advance from customer-related party	22,138	-
Due to related parties	(33,128)	(58,417)
Note payable	-	(1,210,833)
Deferred income	-	221,992
Taxes payable	1,386,784	(11,271)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	32,466,961	(2,620,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,494)	-
Purchase of intangible assets	(1,950)	-
Purchase of land use rights and yew forest assets	(32,754,910)	(799,070)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(32,800,354)	(799,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	9,013,268	10,940,220
Repayments of short-term borrowings	(9,026,930)	(6,844,634)
Proceeds from exercise of stock options	40,000	-
Repayments to related parties	-	(170,875)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26,338	3,924,711

EFFECT OF EXCHANGE RATE ON CASH	(31,105)	75,467

NET INCREASE (DECREASE) IN CASH	(338,160)	580,839

CASH - Beginning of the year	859,830	278,991

CASH - End of the year	$521,670	$859,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$290,778	$189,403
Income taxes	$114,899	$18,328

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$-	$38,140
Settlement of due to related party with property and equipment	$-	$82,491
Reclassification of inventories to land use rights and yew forest assets	$9,802,656	$4,331,025

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

As of December 31, 2018, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (“HYF”), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company’s entrance into the organic food and functional beverage market. HYF had limited operation activities for the years ended December 31, 2018 and 2017.

On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (“MC”), in the State of California to sell yew oil candles and yew oil soaps in American market. MC had limited operation activities for the years ended December 31, 2018 and 2017. On July 26, 2016, YBP transferred its 49% equity interest in MC to HDS.

The Company is principally engaged in (1) processing and selling yew raw materials used in the manufacture of traditional Chinese medicine (“TCM”); (2) growing and selling yew tree seedlings and mature trees, including potted miniature yew trees; (3) manufacturing and selling furniture and handicrafts made of yew tree timber; and (4) selling agricultural products and export products (Yew candles, pine needle extracts, complex taxus cuspidate extract, composite northeast yew extract, and yew essential oil soap). The Company’s operating VIE and its subsidiary are located in Harbin, Heilongjiang Province, China.

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2018 and 2017, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	December 31, 2018	December 31, 2017
Assets
Cash	$478,293	$798,514
Accounts receivable	-	9,841,841
Accounts receivable - related parties, net of allowance for doubtful account $837,929 and nil	4,579,666	21,847,733
Inventories (current and long-term), net	6,567,144	10,680,304
Prepaid expenses and other assets	34,492	26,637
Prepaid expenses - related parties	32,318	57,202
Property and equipment, net	506,949	573,563
Long-term investment in MC	2,449,757	-
Land use rights and yew forest assets, net	34,914,793	6,326,529
VAT recoverables	985,831	170,564
Total assets of VIE and its subsidiary	$50,549,243	$50,322,887

Liabilities
Accrued expenses and other payables	$237,114	$162,004
Accounts payable	10,410	325,117
Accounts payable-related parties	-	50,318
Advance from customer	145	-
Advance from customer-related party	21,295	-
Short-term borrowings	5,758,517	6,099,876
Deferred income	340,294	359,646
Due to related parties and VIE holding companies	658,501	735,774
Total liabilities of VIE and its subsidiary	$7,026,276	$7,732,735

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

Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United State of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include allowance for accounts receivable, slow-moving and obsolete inventory, the classification of short and long-term inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, write-down in value of inventory and the valuation of stock-based compensation.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, note payable, and short-term borrowings, approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017.

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

The Company’s operations are mainly conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and part of deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At December 31, 2018 and 2017, the Company’s cash balances by geographic area were as follows:

	December 31, 2018		December 31, 2017
Country:
United States	$40,405	7.7%	$58,265	6.8%
China	481,265	92.3%	801,565	93.2%
Total cash	$521,670	100.0%	$859,830	100.0%

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2018, approximately $200,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $330,000 was not insured.

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. As of December 31, 2018 and 2017, the Company has no cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2018 and 2017, the Company has an allowance for doubtful accounts in the amount of $837,929 and $0, respectively.

Inventories

Inventories, consisting of raw materials, work in process, yew seedlings and finished goods related to the Company’s yew products are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis . Raw materials primarily include yew wood used in the production of yew products such as furniture, ornaments, and other products containing yew wood, yew foliage and tender conifer foliage. Finished goods consist of yew handicrafts, yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract products.

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

To estimate the amount of slow-moving or obsolete inventories, the Company analyzes movement of its products, monitors competing products and technologies and evaluates acceptance of its products. Periodically, the Company identifies inventories that cannot be sold at all or can only be sold at deeply discounted prices. An allowance will be established if management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the carrying cost and the net realizable value, with cost computed on a weighted-average basis.

In accordance with Accounting Standards Codification (“ASC”) 905, “Agriculture”, our costs of growing Yew seedlings are accumulated until the time of harvest and are reported at the lower of cost or net realizable value, with cost computed on a weighted-average basis.

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

The estimated useful lives are as follows:

Building	10-20 years
Machinery and equipment	3-10 years
Office equipment	2-5 years
Motor vehicles	4-10 years

Land use rights and yew forest assets

All land in the PRC is owned by the PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land use rights and yew forests. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests will be used to supply raw materials such as branches, leaves and fruit to the Company. The Company amortizes land use rights based on their terms and yew forest assets over the term of the respective land use rights or expected useful lives, which generally ranges from 15 to 50 years. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For years ended December 31, 2018 and 2017, the Company didn’t record any impairment charges on long-lived assets.

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

In general, the Company’s products within its segments are aligned according to the nature and economic characteristics of its products and provide meaningful disaggregation of each business segment’s results of operations. Disaggregation of revenue by business segment are included in Note 14 - SEGMENT INFORMATION.

Stock-based compensation

The Company accounts for stock options and other equity based compensation issued to employees in accordance with ASC 718 “Stock Compensation”. ASC 718 requires companies to measure the cost of services received in exchange for an award of an equity instrument based upon the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 “Equity-based payments to non-employees”.

Advertising

Advertising is expensed as incurred and is included in selling expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (loss). The Company incurred $31,346 and $0 for the years ended December 31, 2018 and 2017, respectively.

Shipping costs

Shipping costs are expensed as incurred and included in operating expenses and amount to $13,351and $47,765 for the years ended December 31, 2018 and 2017, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of salaries paid for the development and improvement of the Company’s products. Research and development costs of the years ended December 31, 2018 and 2017 were $0 and $0, respectively.

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

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China, Hong Kong and the United States. The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes” . Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2018, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for agricultural products, 17% and 16% for handicraft products, yew essential oil soap, yew candles, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC prior to and after May 1, 2018, respectively. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

Government grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries and VIEs of the Company. Government grants are recognized when received and all the conditions specified in the grants have been met. As of December 31, 2018 and 2017, the Company had government grants of $340,294 and $359,646, respectively, for afforestation that were recorded initially as deferred income and to be recognized over the periods and in the proportions in which amortization expense on the trees is recognized.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, and the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income (loss) for the years ended December 31, 2018 and 2017 amounted to $(2,352,663) and $2,673,336, respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements are as follows:

	2018	2017
Exchange rate on balance sheet dates:
USD: RMB exchange rate	6.8764	6.5064

Average exchange rate for the year
USD: RMB exchange rate	6.6146	6.7570

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

Comprehensive income

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2018 and 2017 included net income and unrealized gains (losses) from foreign currency translation adjustments.

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

The Company managed and reviewed its business as two operating segments starting from year 2018. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment. PRC and USA segments retain all of the reported consolidated amounts.

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

Collaborative arrangement

HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau on March 21, 2004 and a Joint Venture Planting Agreement with Qinan State-owned Bureau (the “Qinan Forest Bureau”) on June 14, 2018 (see Note 16), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80%. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2018 and 2017, the Company has not generated any revenues or activity from this collaborative agreement.

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

In May 2017, the FASB issue ASU 2017-09, “Compensation - stock compensation (Topic 718): scope of modification accounting “. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance didn’t have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2018 and 2017, inventories consisted of the following:

	December 31, 2018			December 31, 2017
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$40,240	$92,801	$133,041	$62,548	$2,651,272	$2,713,820
Finished goods	6,194,707	2,794,335	8,989,042	2,475,709	588,444	3,064,153
Yew seedlings		16,023	16,023	47,913	9,789,963	9,837,876
Other trees	-	-	-	-	246,695	246,695
Total	6,234,947	2,903,159	9,138,106	2,586,170	13,276,374	15,862,544

Inventory write-down	(29,993)	(1,079,031)	(1,109,024)	(6,980)	(2,729,726)	(2,736,706)
Inventories, net	$6,204,954	$1,824,128	$8,029,082	$2,579,190	$10,546,648	$13,125,838

Inventories as of December 31, 2018 and 2017 consisted of the inventory purchased from related parties as follows:

	December 31,
	2018	2017
Inventories, net	$182,905	$1,022,452
Inventories - related parties, net	6,022,049	1,556,738
Total	$6,204,954	$2,579,190

	December 31,
	2018	2017
Long-term inventories, net	$894,357	$8,671,571
Long-term inventories - related parties, net	929,771	1,875,077
Total	$1,824,128	$10,546,648

During the year ended December 31, 2018 and 2017, inventories of yew seedlings in the amount of $9,802,656 and $4,331,025 were reclassified into land use rights and yew forest assets as the Company changed the use of the inventories into productive assets.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Buildings and building improvements	$637,920	$674,196
Motor vehicles	576,434	566,471
Machinery and equipment	508,309	530,051
Office equipment	29,792	31,025
	1,752,455	1,801,743
Less: accumulated depreciation	(1,233,805)	(1,222,186)
Total property and equipment, net	$518,650	$579,557

For the years ended December 31, 2018 and 2017, depreciation expenses amounted to $74,955 and $67,790, respectively.

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

At December 31, 2018 and 2017, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2018	December 31, 2017
Land use rights and yew forest assets	15-50 years	$37,927,492	$8,760,110
Less: accumulated amortization		(3,012,699)	(2,390,172)
Land use rights and yew forest assets, net		$34,914,793	$6,369,938

	December 31,
	2018	2017
Land use rights, net	$257,083	$325,737
Yew forest assets, net	34,657,710	6,044,201
Land use rights and yew forest assets, net	$34,914,793	$6,369,938

During the years ended December 31, 2018 and 2017, the Company cut certain whole yew trees to process TCM raw materials. As the trees could no longer supply branches and leaves, their remaining carrying value in the amount of $10,286,709 and $3,480,671 was transferred to cost of revenues, respectively, and included in the amortization of $10,966,651 and $3,678,972 in the consolidated statements of cash flows for the years ended December 31, 2017. As of December 31, 2017, land use rights and yew forest assets, net included yew forest assets purchased from related part in the amount of $2,834,006.

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ending December 31:	Land Use Right	Yew Forest Assets	Total Amortization
2019	$10,596	$4,606,088	$4,616,684
2020	10,596	4,606,088	4,616,684
2021	10,596	4,606,088	4,616,684
2022	10,596	4,606,088	4,616,684
2023	10,596	4,606,088	4,616,684
2024 and thereafter	204,103	11,627,270	11,831,373
Total, net	$257,083	$34,657,710	$34,914,793

NOTE 7 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

Provision for income taxes for the year ended December 31, 2018 consisted of:

Year ended December 31, 2018	Federal	State	Foreign	Total
Current	$1,492,831	$-	$352	$1,493,183
Deferred	-	-	-	-
Total	$1,492,831	$-	$352	$1,493,183

The Company, YBP, registered in the State of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 21%. $1,492,831and $0 of provision for income taxes for YBP has been made as of December 31, 2018 and 2017, respectively No provision for income taxes for MC has been made as MC had no U.S. taxable income as of December 31, 2018 and 2017.

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

For the years ended December 31, 2018 and 2017, the provision for income taxes was $1,493,183 and $614, respectively.

The combined effects of the income tax expense exemptions and tax reductions available to the Company for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended
	December 31,
	2018	2017
Tax exemption effect	$678,580	$1,127,811
Tax reduction due to loss carry-forwards	60,741	39,037
Loss not subject to income tax	(534,948)	(437,730)
Basic net income per share effect	$(0.00)	$(0.01)
Diluted net income per share effect	$(0.00)	$(0.01)

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
U.S. federal income tax rate	21.00%	34.00%
Tax rate difference	63.12%	-
Loss not subject income tax	313.31%	-
Foreign income not recognized in the U.S.	-	(34.00)%
PRC EIT rate	-%	25.00%
PRC tax exemption	(397.43)%	(19.40)%
Income tax from previous year	0.21%	-
Income tax difference under different tax jurisdictions	838.60%	(5.31)%
GILTI tax	35.72%	-
Valuation allowance	-	(0.28)%
Effective tax rate	874.53%	0.01%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for income tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset for the Company as of December 31, 2018 and 2017, are as follows:

	December 31, 2018	December 31, 2017
Tax benefit of net operating loss carry-forwards	$67,520	$2,541,363
Tax benefit of inventory write-down	196,564	614,625
Valuation allowance	(264,084)	(3,155,988)
Non-current deferred tax assets	$-	$-

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $Nil million and $37.5 million as of December 31, 2018 and 2017, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in overseas operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the year ended December 31, 2018. There was no impact of the revaluation to the current net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. In addition, the Tax Act implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. In connection with the Tax Act, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects.

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $1,431,835 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. For the year ended December 31, 2018, $114,547 transition tax payment has been made. As of December 31, 2018, the income tax payable, current and non current were $114,547 and $1,202,741, respectively.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the year ended December 31, 2018, GILTI tax expense of 60,996 was recorded.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2018 and 2017.

In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2015.

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products, 17% and 16% for handicrafts, yew candles complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC prior to and after May 1, 2018, respectively. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company up to December 31, 2018. The company’s sales of yew candles, handmade essence oil soaps, and pine needle extracts and export products are under VAT tax-exempt treaty and thus are eligible for return of VAT-IN. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same fiscal year.

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

 On November 10, 2016, HDS entered into a loan agreement with Shanghai Pudong Development Bank (“SPD Bank”) Harbin Branch, pursuant to which the Company obtained a bank loan in the amount of RMB1,970,000 (approximately $290,000), payable on November 9, 2017. HDS paid off the loan in full on November 9, 2017. On November 15, 2017, HDS obtained another loan in the amount of RMB10,000,000 (approximately $1,509,000), payable on October 20, 2018. The loan carries an interest rate of 4.100% per annum and is payable at maturity. The proceeds of the loan were used by the Company to purchase raw materials. Madam Qi has secured the loan with her personal assets. In addition, Yew Pharmaceutical, Zhiguo Wang, Yicheng Wang, and Yuqi Mao, the spouse of Yicheng Wang provided guarantees to the loan. HDS paid off the loan in full as the loan expired.

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. During the years ended December 31, 2018 and 2017, the Company obtained short-term loans from CEB in the total amount of $6,006,000 and $7,960,000 under this credit agreement, respectively and paid off in the total amount of $6,026,000 and $5,090,000, respectively. As of December 31, 2018 and 2017, the balance of loans borrowed from CEB was approximately $2,851,000 and $2,870,000, respectively. These loans carry interest rates ranging from 4.30% to 4.80% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

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

On August 6, 2018, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,181,000), payable on August 5, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

On August 27, 2018, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $727,000), payable to on August 26, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

During the years ended December 31, 2018 and 2017, interest expense was $294,117 and $225,023, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY

(a) Common Stock

On July 22, 2014, the Company entered into a Service Provider Agreement (the “SPA”) with a service provider to commence service on July 22, 2014 for a period of three years. Pursuant to the SPA, the Company agreed to issue to the service provider 1,250,000 shares of its Rule 144 restricted common stock for the service period. The shares are payable in 875,000 shares of its restricted common stock on or before July 22, 2014 for the first year of service under the SPA and 375,000 shares of its restricted common stock to be issued on or before July 22, 2015, for the second and third year of service under the SPA. The 875,000 shares were issued on July 22, 2014 and the fair value of these shares of $131,250 was fully expensed for the year ended December 31, 2014. The 375,000 shares were cancelled based on the agreement entered into on February 28, 2019. And the fair value of these shares of $65,856 was fully expensed for the year ended December 31, 2015 based on the SPA.

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

On October 13, 2017, the Board approved to extend the expiration date for the options issued to Zhiguo Wang and Guifang Qi from December 13, 2017 to June 30, 2018. On May 20, 2018 the Board approved to extend the expiration date of 5,000,000 options issued to Zhiguo Wang and 2,488,737 options issued to Guifang Qi from June 30, 2018 to December 31, 2019. The Company treated this extension as a modification of the award upon the directors’ extraordinary services rendered to the Company and recognized incremental compensation cost. The Company measured the incremental compensation cost as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. As a result of these modifications, the Company recognized incremental compensation cost of $1,059,987 in stock-based compensation expense during the year ended December 31, 2018, and the weighted average remaining contractual life was changed to 1 years.

On July 20, 2018, the Company issued 200,000 shares of common stock to Xuehai Wu, a director, for the exercise of the stock options with an exercise price of $0.20 granted to him pursuant to the stock option agreement entered into on July 18, 2014. The Company received the proceeds in the amount of $40,000 on July 19, 2018.

The fair value of the Company’s option as of the date of grant for the years ended December 31, 2018 and 2017 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
HengJiang Pang	3.025	202%	0.97	-	36,906
Tong Liu	3.025	202%	0.97	-	36,906
Xuehai Wu	3.025	202%	0.97	-	36,906
Lifan Liu	1.5	212%	0.14	-	38,876
Weiran Lu	1.5	212%	0.14	-	38,876
Junzhong Wu	1.5	212%	0.14	-	19,438
Guobin Zhou	1.5	212%	0.14	-	19,438
Binbin Lou	1.5	212%	0.14	-	38,876
Wei Zhang	1.5	212%	0.14	-	38,876
Songshan Zhang	1.5	212%	0.14	-	38,876
Bingtao Li	1.5	212%	0.14	-	19,438
Jianyi Yang	1.5	212%	0.14	-	23,325
Jing Wang	1.5	212%	0.14	-	19,438
Yunli Pei	1.5	212%	0.14	-	38,876
Chunmei Xu	1.5	212%	0.14	-	19,438
Donghui Zhao	1.5	212%	0.14	-	19,438
Xiefeng Liu	2.25	212%	0.53	-	20,735
Lixin Liu	2.25	212%	0.53	-	16,588
Jie Zhang	2.25	212%	0.53	-	41,471
Jilong Yin	2.25	212%	0.53	-	20,735
Long Deng	2.25	212%	0.53	-	20,735
Shiyi Li	3.025	212%	0.96	-	12,886
Xingli Han	3.025	212%	0.96	-	51,543
Yang Jiang	3.025	212%	0.96	-	12,886
Chao Liu	3.025	212%	0.96	-	21,476
Shouhua Zhang	3.025	212%	0.96	-	25,771
Lianfa Sun	3.025	212%	0.96	-	17,181
Jinsong Lv	3.025	212%	0.96	-	17,181
Anna Tang	3.025	212%	0.96	-	12,886
Hong Li	3.025	212%	0.96	-	17,181
Siyuan Wang	3.025	212%	0.96	-	150,333
Yicheng Wang	3.025	212%	0.96	-	150,333
Yuqi Mao	3.025	212%	0.96	-	150,333
Jimin Lu	3.025	212%	0.96	-	12,886
Jinguo Wang	3.025	212%	0.96	-	17,181
Xue Wang	3.025	212%	0.96	-	21,476
Ping Qi	3.025	212%	0.96	-	21,476
Weihong Zhang	3.025	212%	0.96	-	21,476
Hongrun Wang	3.025	212%	0.96	-	21,476
Zhiling Wang	3.025	212%	0.96	-	30,067
Zhigang Wang	3.025	212%	0.96	-	30,067
Zhimin Wang	3.025	212%	0.96	-	30,067
Kaiming Guo	3.025	212%	0.96	-	12,886
Tinghua Xu	3.025	212%	0.96	-	12,886
Shaoming Geng	3.025	212%	0.96	-	17,181
Jing Sun	3.025	212%	0.96	-	17,181
Fengping Dong	3.025	212%	0.96	-	17,181
William B. Barnett	2.250	173%	0.87	-	40,434
Jianping Han	2.000	194%	1.22	-	10,409

Stock option activities for the years ended December 31, 2018 and 2017 are summarized in the following table.

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of year	24,872,212	$0.22	25,325,512	$0.22
Issued		-	50,000	0.25
Exercised	200,000	0.20	-	-
Expired	16,933,475	0.22	503,300	0.23
Forfeited	-	-	-	-
Balance at end of year	7,738,737	$0.22	24,872,212	$0.22
Options exercisable at end of year	7,738,737	$0.22	24,772,212	$0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2018:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2018	Weighted Average Exercise Price
$0.22-0.25	7,738,737	1.00	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value of $149,775, based upon the Company’s closing stock price of $0.24 as of December 31, 2018. Stock option expense recognized during the years ended December 31, 2018 and 2017 amounted to $1,067,548 and $709,388, respectively.

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Net income available to common stockholders for basic and diluted net income per share of common stock	$(1,322,441)	$3,213,034
Weighted average common stock outstanding - basic	51,965,411	51,875,000
Effect of dilutive securities:
Stock options issued to directors/officers/employees	-	2,059,497
Weighted average common stock outstanding - diluted	51,965,411	53,934,497
Net income per common share - basic	$(0.03)	$0.06
Net income per common share - diluted	$(0.03)	$0.06

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The anti-dilutive securities included options to purchase common shares are 1,892,508 and 245,753 on a weighted average basis for the years ended December 31, 2018 and 2017, respectively.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the years ended December 31, 2018 and 2017, customers accounting for 10% or more of the Company’s revenue were as follows:

	Revenue For the Years Ended		AR as of
	December 31,		December 31,
Customer	2018	2017	2018		2017
A (Yew Pharmaceutical, a related party)	57.65%	49.78%	31.00%		68.30%
B	* %	43.32%	NA	%	31.00%
T (DMSU, a related party)	18.27%	* %	**	%	* %

*	Less than 10%
**	The Company wrote off all of accounts receivable from DMSU as of December 31, 2018.

Suppliers

For the years ended December 31, 2018 and 2017, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Years Ended December 31,
Supplier	2018	2017
A (Yew Pharmaceutical, a related party)	37%	53%
Q (Heilongjiang Zishan Technology Co., Ltd., a related party)	12%	*

No significant account payable as of December 31, 2018.

Accounts payable to supplier D, supplier K, and supplier J accounted for 60.2%, 11.6% and 13.4% of the Company’s total accounts payable at December 31, 2017.

NOTE 12 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016

Changzhi Du	Legal person of Xinlin before March 1, 2017

Jinguo Wang	Management of HDS and Legal person of Xinlin effective March 2, 2017

Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director.

DMSU Digital Technology Limited(“DMSU”)	Significantly influenced by the Company

HongKong YIDA Commerce Co., Limited(“YIDA”)	Significantly influenced by the Company

Ai Zhong Jing Mao Ltd.	Significantly influenced by the Company

Zhiguo Wang	Principal shareholder and CEO of the Company

Guifang Qi	Principal shareholder and the wife of CEO

LIFEFORFUN LIMITED	Significantly influenced by the Company

Cai Wang	Employee of the Company

Jimin Lu	Employee of the Company

Xue Wang	Employee of the Company

Chunping Wang	Employee of the Company

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $145,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts as finished goods and then sells to third party and related party.

For the years ended December 31, 2018 and 2017, total revenues from Yew Pharmaceutical under the above agreement amounted to $21,673,772 and $20,180,406, and the corresponding cost of revenues amounted to $11,483,628 and $14,941,841, respectively. At December 31, 2018 and 2017, the Company had $1,408,321 and $21,647,828 accounts receivable from Yew Pharmaceutical, respectively.

For the years ended December 31, 2018 and 2017, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, wood ear mushroom extract, and pine needle extracts from Yew Pharmaceutical amounted to $22,454,476 and $15,042,178, respectively. For the years ended December 31, 2018 and 2017, the products purchased from Yew Pharmaceutical in the amount of $13,171,608 and $20,370,784 were sold and included in the total cost of revenues of $26,872,694 and $35,477,713, respectively.

At December 31, 2018 and 2017, HYF had $0 and $39,974, respectively, due to Yew Pharmaceutical, which represents an unsecured loan bearing no interest and payable on demand and was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HBP

For the year ended December 31, 2017, HBP paid off operation expense on behalf of HYF in the amount of $38,140. As of December 31, 2017, HYF had due to HBP in the amount of $101,697, which was included in due to related parties in the accompanying consolidated balance sheet. As of December 31, 2018, the Company had balance of due to HBP in the amount of $102,770.

Transactions with HDS Development

For the years ended December 31, 2018 and 2017, total revenue from HDS Development amounted to $1,814,169 and $Nil. As of December 31, 2018 and 2017, the Company had $981,618 and $Nil accounts receivable, which were net of allowance for doubtful account $763,481 and $Nil from HDS Development, respectively. For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense for HDS development in the amount of $793,699 and $Nil, respectively.

Transactions with Changzhi Du

For the year ended 2017, HDS purchased yew seedlings from Changzhi Du in the amount of $1,086,281. As of December 31, 2017, the Company had no accounts payable to Changzhi Du.

Transactions with Jinguo Wang

For the years ended December 31, 2018 and 2017, HDS purchased yew forest assets and yew seedlings from Jinguo Wang in the amount of $1,405,107 and $26,121, respectively. As of December 31, 2018 and 2017, the Company had no accounts payable to Jinguo Wang.

Transactions with Wonder Genesis Global Ltd.

For the years ended December 31, 2018 and 2017, total revenues from Wonder Genesis Global Ltd. amounted to $2,552,148 and $2,724,818, and the corresponding cost of revenues amounted to $2,535,264 and $2,724,924. At December 31, 2018 and 2017, the Company has $Nil and $199,905 accounts receivable from Wonder Genesis Global Ltd., respectively.

Transactions with Lifeforfun Limited

For the years ended December 31, 2018 and 2017, total revenues from Lifeforfun Limited amounted to $1,159,021 and $Nil. As of December 31, 2018 and 2017, the Company had $1,080,919 and $Nil accounts receivable, which were net of allowance for doubtful account $74,448 and $Nil from Lifeforfun Limited, respectively. For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense for Lifeforfun Limited in the amount of $77,395 and $Nil, respectively.

Transactions with DMSU

For the years ended December 31, 2018 and 2017, total revenues from DMSU amounted to $6,869,966 and $Nil . The Company wrote off accounts receivable in the amount of $6,782,442 from DMSU due to being uncollectable. As of December 31, 2018 and 2017, the Company had $ Nil and $ Nil accounts receivable from DMSU, respectively. For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense for DMSU in the amount of $7,050,885 and $Nil, respectively.

Transactions with YIDA

For the years ended December 31, 2018 and 2017, total revenues from YIDA amounted to $3,085,648 and $Nil . As of December 31, 2018 and 2017, the Company had $1,108,808 and $Nil accounts receivable from YIDA, respectively.

Transactions with Ai Zhong Jing Mao

For the years ended December 31, 2018 and 2017, total revenues from Ai Zhong Jing Mao amounted to $10,970 and $0. As of December 31, 2018 and 2017, the Company had $21,295 and $Nil advance from Ai Zhong Jing Mao.

Transactions with ZTC

For the years ended December 31, 2018 and 2017, HDS purchased yew forest assets from ZTC in the amount of $6,458,773 and $0, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by ZTC, which amounted to $6,415,707. The difference of $43,066 between the actual contract price and carrying costs is recorded as additional paid-in capital. As of December 31, 2018 and 2017, the Company had no balance payable to ZTC.

Transactions with Xinlin

For the years ended December 31, 2018 and 2017, HDS purchased yew forest assets from Xinlin in the amount of $2,582,469 and $0, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Xinlin, which amounted to $1,362,252. The difference of $1,220,217 between the actual contract price and carrying costs is recorded as additional paid-in capital. As of December 31, 2018 and 2017, the Company had no balance payable to Xinlin.

Transactions with Zhiguo Wang

For the years ended December 31, 2018 and 2017, HDS purchased yew forest assets from Zhiguo Wang in the amount of $1,269,918 and $Nil, respectively. As of December 31, 2018 and 2017, the Company had no balance payable to Zhiguo Wang. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Zhiguo Wang, which amounted to $1,015,935. The difference of $253,983 between the actual contract price and carrying costs is recorded as additional paid-in capital.

Transactions with Others (Cai Wang, Jimin Lu, Xue Wang and Chunping Wang)

For the year ended December 31, 2018, HDS purchased yew forest assets from Cai Wang, Jimin Lu, Xue Wang and Chunping Wang in the amount of $2,324,525, $2,137,937, $1,863,756 and $3,266,259, respectively. As of December 31, 2018, the Company had no accounts payable to others.

Loans Guaranteed

As of December 31, 2018 and 2017, the Company’s certain loans were guaranteed by related parties (see note 8).

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2018 and 2017, rent expense related to the ZTC Lease amounted to $24,559 and $24,042, respectively. At December 31, 2018 and 2017, prepaid rent to ZTC amounted to $29,530 and $56,177 which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2018 and 2017, rent expense related to the Office Lease amounted to approximately $2,300 and $2,220, respectively. As of December 31, 2018 and 2017, the unpaid rent was $Nil and $1,881 respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the years ended December 31, 2018 and 2017, rent expense related to the JSJ Lease amounted to $1,512 and $1,480, respectively. As of December 31, 2018 and 2017, the unpaid rent was $6,544 and $5,380, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company entered into two forest land leases with Mr. Wang. Pursuant to the Leases, Mr.Wang leases two forest land with area of 20 mu and 73 mu, respectively, to the Company for free. The leases terms are for the periods from January 9, 2008 to November 24, 2022 and from January 30, 2007 to December 30, 2026, respectively.

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

For the years ended December 31, 2018 and 2017, rent expense related to the A’cheng Lease amounted approximately $3,700 and $3,700, respectively. At December 31, 2018 and 2017, the prepaid (unpaid) rent was $1,818 and $(1,921), respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expires on September 30, 2019. For the years ended December 31, 2018 and 2017, rent expense related to the Jixing Lease amounted $1,512 and $1,480, respectively. As of December 31, 2018 and 2017, the prepaid rent to Ms. Qi amounted to $970 and $1,025 respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances and payables are usually short-term in nature, non-interest bearing, unsecured and payable on demand. As of December 31, 2018, the Company had balance of due to Mr.Wang and HBP in the amount of $8,100 and $102,770, respectively. During the year ended December 31, 2017, the Company transferred a car with carrying amount of $82,491 to Zhiguo Wang to settle the same amount due to him. Due to Zhiguo Wang and Madame Qi, excluding the unpaid rents disclosed above and the borrowings from Madame Qi as disclosed below, amounted to $41,051 and $41,051 at December 31, 2018 and 2017, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On May 15, 2015, the Company borrowed $648,000 from Madame Qi through the issuance of a subordinated promissory note. The note bears 2% interest per annum and shall be payable on or before November 15, 2015 (“Due Date”). Interest payment shall be made with principal on Due Date. On September 28, 2015, Madame Qi and the Company agreed to extend the Due Date to January 31, 2016, with the remaining terms of the note unchanged. On January 15, 2016, 2017 and 2018, the Company and Madame Qi entered into agreements to further extend the Due Date of the note to December 31, 2016, 2017 and 2018, respectively. During the years ended December 31, 2018 and 2017, the Company made repayments of $0 and $170,875 to Madame Qi, respectively. As of December 31, 2018 and 2017, the total borrowings including the interest were $428,095 and $428,095, which was included in due to related parties in the accompanying consolidated balance sheets.

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2018 and 2017, the Company appropriated to the statutory surplus reserve in the amount of $0. The accumulated balance of the statutory reserve of the Company as of December 31, 2018 and 2017 was $3,762,288.

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

The Company managed and reviewed its business as two operating segments starting from year 2018. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment. PRC and USA segments retain all of the reported consolidated amounts.

The geographical distributions of the Company’s financial information for the year ended December 31, 2018 were as follows:

For the Year Ended
Geographic Areas	December 31, 2018
Revenue
PRC	37,206,112
USA	390,830
Total Revenue	$37,596,942

Income (Loss) from operations
PRC	$3,242,250
USA	(2,523,653)
Total Income (Loss) from operations	$718,597

Net income (loss)
PRC	$2,694,043
USA	(4,016,484)
Total net income (loss)	$(1,322,441)

The geographical distribution of the Company’s financial information as of December 31, 2018 were as follows:

As of December 31,
Geographic Areas	2018
Long-term assets
PRC	$35,866,829
USA	1,436,101
Total long-term assets	$37,302,930

Reportable assets
PRC	$50,107,147
USA	2,289,019
Elimination adjustment	(2,704,100)
Total reportable assets	$49,692,066

For the year ended December 31, 2017, the Company operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) Others segment, consisting of the sale of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. All of the Company’s operations except the sales of yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract are conducted in the PRC.

Information with respect to these reportable business segments for the year ended December 31, 2017 was as follows:

For the Years Ended
December 31, 2017
Revenues:
TCM raw materials	$20,180,406
Yew trees	9,978
Handicrafts	50,559
Others	20,298,747
$40,539,690
Cost of revenues:
TCM raw materials	$14,941,841
Yew trees	7,954
Handicrafts	96,914
Others	20,431,004
$35,477,713
Depreciation and amortization:
TCM raw materials	$190,605
Yew trees	42,677
Handicrafts	911
Others	24,202
$258,395
Net income (loss):
TCM raw materials	$4,954,145
Yew trees	1,883
Handicrafts	(47,067)
Others	(1,695,927)
$3,213,034

	December 31, 2017
	TCM raw materials	Yew trees	Handicrafts	Others	Total
Identifiable long-lived assets, net	$6,369,938	$474,961	$12,066	$92,530	$6,949,495

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On February 1, 2015, the Company entered into a lease for its U.S. principal office space in California. Pursuant to the office lease, the monthly payment of $3,039 is due on the first day of each month of the first year, $3,150 for each month of the second year and $3,261 for each month of the third year. The term of the lease is for 3 years and expires on January 31, 2018. On February 1, 2018, the Company renewed the lease and the lease expires on January 31, 2020. Pursuant to the renewed lease agreement, the monthly payment is $3,521 from February 1, 2018 to January 1, 2019, and $3,669 from February 1, 2019 to January 31, 2020. For the years ended December 31, 2018 and 2017, rent expense related to the U.S. principal office lease amounted to approximately $47,000 and $41,804, respectively.

On May 1, 2017, the Company entered into a lease for product exhibition and promotion in California. The lease is on month by month basis and the monthly rent is $2,800. For the year ended December 31, 2018 and 2017, the related rent expense amounted to approximately $32,600 and $22,400.

On April 30, 2018, the Company entered into a lease for product sales space in California. The lease term is from May 11, 2018 to April 30, 2019. The lease includes a monthly base rent payment, due on the first day of each calendar month, and contingent rent, based on a percentage of sales in excess of specified target amounts. Pursuant to the lease agreement, the monthly base rent payment is $1,761 from May 11, 2018 to May 31, 2018, $2,600 from June 1, 2018 to October 31, 2018 and from January 1, 2019 to April 30, 2019, and $4,600 from November 1, 2018 to December 31, 2018. The contingent rent is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. For the year ended December 31, 2018, the related rent expense amounted to approximately $25,000, and no contingent rent expense was incurred.

See Note 12 for related party operating lease commitments.

Future minimum rental payments required, including lease with related parties, are as follows:

Years Ending December 31:
2019	$59,732
2020	28,658
2021	30,168
2022	29,441
2023	29,441
Thereafter	274,680
Total	$452,120

NOTE 16 - JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the years ended December 31, 2018 and 2017, the Company has not generated any revenues or activity on this land.

On June 14, 2018, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Qinan State-owned Forestry Bureau (the “Qinan Forest Bureau”), pursuant to which the Qinan Forest Bureau has given HDS access to 10,730 mu of forest land located in Qinan City to develop yew tree forests and produce yew seedlings and foliage. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2018 to 2038. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Qinan Forest Bureau. For the year ended December 31, 2018 the Company has not generated any revenues or activity on this land.

NOTE 17 - SUBSEQUENT EVENT

On February 28, 2019, the Company entered into an agreement with Chineseinvestor.com, pursuant to which both parties reached an agreement to cancel to issue the common shares of 375,000 to Chineseinvestor.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.