Form 10-Q
period 2019-03-31
Yew Bio-Pharm Group, Inc.
filed 2019-05-22
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	YEWB	OTC Markets Group

As of May 22, 2018, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2019

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities & Exchange Commission (“SEC”) on May 7, 2019.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$221,728	$521,670
Accounts receivable	-	17,167
Accounts receivable - related parties, net of allowance for doubtful account $1,178,526 and $837,929	8,297,428	4,579,666
Inventories, net	6,270,352	6,204,954
Prepaid expenses - related parties	25,759	32,318
Prepaid expenses and other assets	71,212	47,530
VAT recoverables	1,007,232	985,831
Total Current Assets	15,893,711	12,389,136

LONG-TERM ASSETS:
Long-term inventories, net	1,849,075	1,824,128
Property and equipment, net	515,844	518,650
Intangible assets	45,991	45,359
Land use rights and yew forest assets, net	33,125,420	34,914,793
Advance to suppliers for yew forest assets	159,393	-
Advance to suppliers - related parties for yew forest assets	1,517,903	-
Operating lease right-of-use assets	349,794	-

Total Long-term Assets	37,563,420	37,302,930

Total Assets	$53,457,131	$49,692,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,842	$268,359
Advance from customers	149	145
Advance from customers - related party	2,371,697	21,295
Accrued expenses and other payables	390,837	244,043
Taxes payable	87,743	189,617
Due to related parties	583,566	580,016
Short-term borrowings	5,520,137	5,758,517
Current maturities of operating lease liabilities	52,681	-

Total Current Liabilities	9,125,652	7,061,992

NONCURRENT LIABILITIES:
Taxes payable	1,202,741	1,202,741
Deferred income	348,676	340,294
Operating lease liabilities	291,097	-
Total Noncurrent Liabilities	1,842,514	1,543,035
Total Liabilities	10,968,166	8,605,027

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,700,000 and 52,075,000 shares issued and outstanding at March 31, 2019 and December 31, 2018)	51,700	52,075
Additional paid-in capital	9,953,869	9,953,494
Retained earnings	29,342,259	28,965,217
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income - foreign currency translation adjustment	(621,151)	(1,646,035)

Total Shareholders’ Equity	42,488,965	41,087,039

Total Liabilities and Shareholders’ Equity	$53,457,131	$49,692,066

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
REVENUES:
Revenues	$33,481	$32,258
Revenues - related parties	11,480,523	2,998,880

Total Revenues	11,514,004	3,031,138

COST OF REVENUES:
Cost of revenues	26,668	12,906
Cost of revenues - related parties	10,328,807	2,538,937

Total Cost of Revenues	10,355,475	2,551,843

GROSS PROFIT	1,158,529	479,295

OPERATING EXPENSES:
Selling, General and administrative expense	294,971	257,379
Bad debt expense	318,284	-
Stock based compensation	-	2,493

Total Operating Expenses	613,255	259,872

INCOME FROM OPERATIONS	545,274	219,423

OTHER INCOME (EXPENSES):
Interest expense	(88,709)	(68,033)
Other income	43,017	87,303
Exchange loss	(100,934)	(89,687

Total Other Expenses	(146,626)	(70,417)

INCOME BEFORE PROVISION FOR INCOME TAXES	398,648	149,006
PROVISION FOR INCOME TAXES	(21,606)	-
NET INCOME	$377,042	$149,006

COMPREHENSIVE INCOME:
NET INCOME	$377,042	$149,006
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,024,884	1,556,804

COMPREHENSIVE INCOME	$1,401,926	$1,705,810

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	52,012,729	51,875,000
Diluted	52,116,189	60,084,530

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$377,042	$149,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	318,284	-
Depreciation	15,216	15,552
Amortization of land use rights and yew forest assets	2,665,955	65,810
Stock-based compensation	-	2,493

Changes in operating assets and liabilities:
Accounts receivable	17,167	4,484,508
Accounts receivable - related parties	(3,904,383)	6,806,716
Prepaid expenses and other current assets	(22,757)	(8,169)
Prepaid expenses - related parties	7,317	6,782
Inventories, net	71,192	(19,387)
VAT recoverables	2,866	(229,692)
Accounts payable	(133,408)	20,529
Accounts payable - related parties	-	(366,137)
Accrued expenses and other payables	117,745	33,020
Advance from customers-related party	2,337,581	-
Due to related parties	815	(38,950)
Taxes payable	(101,988)	(61)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,768,644	10,922,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made for purchase of yew forest assets	(1,668,518)	(2,029,387)
Prepayments made to related parties for purchase of yew forest assets	-	(6,212,755)
Purchase of land use rights and yew forest assets	(30,465)	(3,471,401)
Purchase of intangible assets	(632)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,699,615)	(11,713,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,290,000	1,520,000
Repayment of short-term borrowings	(1,600,000)	(1,320,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(310,000)	200,000

EFFECT OF EXCHANGE RATE ON CASH	(58,971)	(245,257)

NET INCREASE (DECREASE) IN CASH	(299,942)	(836,780)

CASH - Beginning of period	521,670	859,830

CASH - End of period	$221,728	$23,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$80,688	$50,809
Income taxes	$114,547	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$-	$3,146

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2017	51,875,000	$51,875	$10,363,412	$30,287,658	$3,762,288	$706,628	$45,171,861
Stock-based compensation			2,493				2,493

Net income				149,006			149,006

Foreign currency translation adjustment						1,556,804	1,556,804

Balance, March 31, 2018	51,875,000	51,875	10,365,905	30,436,664	3,762,288	2,263,432	46,880,164

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2018	52,075,000	$52,075	$9,953,494	$28,965,217	$3,762,288	$(1,646,035)	$41,087,039
Cancellation of common stocks	(375,000)	(375)	375				-

Net income				377,042			377,042

Foreign currency translation adjustment						1,024,884	1,024,884

Balance, March 31, 2019	51,700,000	$51,700	$9,953,869	$29,342,259	$3,762,288	$(621,151)	$42,488,965

See notes to these unaudited consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2019, and the results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018, have been presented.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2019 and December 31, 2018, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	March 31, 2019	December 31, 2018
Assets
Cash	$213,413	$478,293
Accounts receivable - related parties, net of allowance for doubtful account $1,178,526 and $837,929	8,297,428	4,579,666
Inventories (current and long-term), net	6,687,361	6,567,144
Prepaid expenses and other assets	49,902	34,492
Advance to suppliers	159,393	-
Advance to suppliers - related parties	1,517,903	-
Prepaid expenses - related parties	25,759	32,318
Property and equipment, net	504,848	506,949
Long-term investment in MC	2,898,475	2,449,757
Land use rights and yew forest assets, net	33,125,420	34,914,793
Operating lease right of use	270,848
VAT recoverables	1,007,232	985,831
Total assets of VIE and its subsidiary	$54,757,982	$50,549,243
Liabilities
Accrued expenses and other payables	$366,959	$237,114
Accounts payable	43,929	10,410
Advance from customer	149	145
Advance from customer-related party	2,371,697	21,295
Taxes payable	21,720	-
Short-term borrowings	5,520,137	5,758,517
Operating lease liability- current	10,483	-
Operating lease liability- noncurrent	254,348	-
Deferred income	348,676	340,294
Due to related parties and VIE holding companies	675,166	658,501
Total liabilities of VIE and its subsidiary	$9,613,264	$7,026,276

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued new leasing guidance ("Topic 842") that replaced the existing lease guidance ("Topic 840"). Topic 842 established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This guidance also expanded the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases.

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company's previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three months ended March 31, 2019. The Company recognized operating lease liabilities of $373,517 upon adoption, with corresponding ROU assets on its balance sheet.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial position and results of operations.

NOTE 3 - REVENUE RECOGNITION

The Company accounts for revenue arising from contracts and customers in accordance with Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) , which was adopted on January 1, 2018 using the full retrospective method. The adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

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

In general, the Company's products within its segments are aligned according to the nature and economic characteristics of its products and provide meaningful disaggregation of each business segment's results of operations. Disaggregation of revenue by business segment are included in Note 12 - SEGMENT INFORMATION.

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of March 31, 2019 and December 31, 2018, inventories consisted of the following:

	March 31, 2019			December 31, 2018
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$17,476	$95,087	$112,563	$40,240	$92,801	$133,041
Finished goods	6,271,920	2,820,150	9,092,070	6,194,707	2,794,335	8,989,042
Yew seedlings	6,626	16,418	23,044	-	16,023	16,023
Total	6,296,022	2,931,655	9,227,677	6,234,947	2,903,159	9,138,106

Inventory write-down	(25,670)	(1,082,580)	(1,108,250)	(29,993)	(1,079,031)	(1,109,024)
Inventories, net	$6,270,352	$1,849,075	$8,119,427	$6,204,954	$1,824,128	$8,029,082

Inventories as of March 31, 2019 and December 31, 2018 consisted of the inventory purchased from related parties are as follows:

	March 31,	December 31,
	2019	2018
Inventories, net	$129,725	$182,905
Inventories - related parties, net	6,140,627	6,022,049
Total	$6,270,352	$6,204,954

	March 31,	December 31,
	2019	2018
Long-term inventories, net	$919,304	$894,357
Long-term inventories - related parties, net	929,771	929,771
Total	$1,849,075	$1,824,128

NOTE 5 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
U.S. federal income tax rate	21.00%	21.00%
Tax rate difference	5.62%	2.10%
Loss not subject income tax	8.71%	-
Foreign income not recognized in the U.S.	-	(21.00)%
PRC EIT rate	-	25.00%
PRC tax exemption and reduction	(40.75)%	(28.00)%
Valuation allowance	-	0.90%
Effective tax rate	(5.42)%	-

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction does not have any impact on the consolidated financial statements. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company completed its calculation and recorded $1,431,835 of the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of March 31, 2019 and December 31, 2018, the Company had current income tax payable of $Nil and $114,547 and noncurrent income tax payable of $1,202,741 and $1,202,741.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2019 and 2018, the GILTI tax expense was nil. As of March 31, 2019 and December 31, 2018, the Company had GILTI tax payable of $60,996.

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

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 4.80% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan. During the three months ended March 31, 2019 and 2018, the Company obtained short-term loans from CEB in the total amount of $1,290,000 and $1,520,000, respectively, under this credit agreement and paid off in the total amount of $1,600,000 and $1,320,000, respectively. As of March 31, 2019 and December 31, 2018, the balance of loans borrowed from CEB was $2,540,000 and $2,851,000, respectively.

On August 6, 2018, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,235,000 at March 31, 2019), payable on August 5, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

On August 27, 2018, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $745,000 at March 31, 2019), payable to on August 26, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

During the three months ended March 31, 2019 and 2018, interest expense was $88,709 and $68,033, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On February 28, 2019, the Company entered into an agreement with Chineseinvestor.com, pursuant to which both parties reached an agreement to cancel to issue the common shares of 375,000 to Chineseinvestor.

Stock option activities for the three months ended March 31, 2019 and 2018 were summarized in the following table.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	7,738,737	0.22	24,872,212	0.22
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	7,738,737	0.22	24,872,212	0.22
Option exercisable at end of period	7,738,737	0.22	24,772,212	0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2019:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price
$0.22-0.25	7,738,737	0.75	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $Nil, based upon the Company’s closing stock price of $0.156 as of March 31, 2019. Stock option expense recognized during the three months ended March 31, 2019 and 2018 amounted to $Nil and $2,493, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Net income available to common stockholders for basic and diluted net income per share of common stock	$377,042	$149,006
Weighted average common stock outstanding - basic	52,012,729	51,875,000
Effect of dilutive securities:
Stock options issued to directors/officers/employees	103,460	8,209,530
Weighted average common stock outstanding - diluted	52,116,189	60,084,530
Net income per common share - basic	$0.01	$0.00
Net income per common share - diluted	$0.01	$0.00

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods.

Note 9 - Leases

The Company leases office space from third parties and related parties.

Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent the Company's right to use the leased asset for the lease term and lease liabilities represent the obligation to make lease payments. The liability is calculated as the present value of the remaining minimum rental payments for existing operating leases using either the rate implicit in the lease or, if none exists, the Company's incremental borrowing rate. The Company uses incremental borrowing rate at 6.44% annum. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consist of the following:

	Classification	Three Months Ended March 31, 2019
Operating lease cost	Selling, general and administrative expense	$29,514
Net lease cost		$29,514

Balance sheet information related to leases consists of the following:

	Classification	March 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$349,794
Total leased assets		$349,794
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$52,681

Non-current
Operating	Operating lease liabilities	291,097
Total lease liabilities		$343,778

Weighted average remaining lease term
Operating leases		8.7 years

Weighted average discount rate
Operating leases		6.44%

Cash flow information related to leases consists of the following:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,530

The minimum future lease payments as of March 31, 2019 are as follows:

Years Ending December 31,	Operating Leases
2019	$38,058
2020	73,589
2021	31,602
2022	26,303
2023	26,303
After 2024	317,117
Total lease payments	512,972
Less: Interest	(169,194)
Present value of lease liabilities	$343,778

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three months ended March 31, 2019 and 2018, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Three Months Ended March 31,
Customer	2019	2018
A (Yew Pharmaceutical, a related party)	36%	56%
C (Wonder Genesis Global Ltd., a related party)	-%	43%
D (HongKong YIDA Commerce Co., Limited, a related party)	64%	* %

*	Less than 10%

	Accounts receivable as of
Customer	March 31, 2019	December 31, 2018
A (Yew Pharmaceutical, a related party)	-%	31%
C (Wonder Genesis Global Ltd., a related party)	-%	-%
D (HongKong YIDA Commerce Co., Limited, a related party)	81%	24%

*	Less than 10%

Suppliers

For the three months ended March 31, 2019 and 2018, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Three Months Ended March 31,
Supplier	2019		2018
A (Yew Pharmaceutical, a related party)	100%		43%
L	*	%	11%
M (Jinguo Wang, a related party)	*	%	15%

No significant accounts payable as of March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

	March 31, 2019	December 31, 2018
Country
United States	$5,269	$40,405
China	216,459	481,265
Total Cash	$221,728	$521,670

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2019 and December 31, 2018, approximately $100,000 and $200,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $122,000 and $330,000 was not insured, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Nature of Relationship
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016

HongKong YIDA Commerce Co., Limited(“YIDA”)	Significantly influenced by the Company

LIFEFORFUN LIMITED	Significantly influenced by the Company

Changzhi Du	Legal person of Xinlin before March 1, 2017

Jinguo Wang	Management of HDS, legal person of Xinlin before February 9, 2018, and director of ZTC effective February 1, 2018.

Chunping Wang	Employee of the Company

Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director.

Ai Zhong Jing Mao Ltd.	Significantly influenced by the Company

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

For the three months ended March 31, 2019 and 2018, total revenues from Yew Pharmaceutical under the above agreement amounted to $4,163,435 and $1,695,398, respectively. At March 31, 2019 and December 31, 2018, the Company had $Nil and $1,408,321 accounts receivable from Yew Pharmaceutical, respectively. At March 31, 2019 and December 31, 2018, the Company had $2,352,380 and $Nil advance from Yew Pharmaceutical, respectively.

For the three months ended March 31, 2019 and 2018, the total purchase of yew candles and mixed essential oil from Yew Pharmaceutical amounted to approximately $8,460,000 and $2,589,000, respectively.

Transactions with HBP

For the three months ended March 31, 2019 and 2018, HBP paid off operation expense on behalf of HYF in the amount of $Nil and $3,146, respectively. As of March 31, 2019 and December 31, 2018, HYF had due to HBP in the amount of $105,748 and $102,770, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

As of March 31, 2019 and December 31, 2018, the Company had $782,286 and $981,618 accounts receivable, which were net of allowance for doubtful account $782,286 and $763,481 from HDS Development, respectively.

Transactions with ZTC

At March 31, 2019 and December 31, 2018, prepayments to ZTC for purchase of yew forest assets amounted to $1,162,254 and $Nil, respectively, which was included in advance to suppliers-related parties in the accompanying consolidated balance sheets.

Transactions with YIDA

For the three months ended March 31, 2019 and 2018, total revenues from YIDA amounted to $7,314,941 and $Nil. At March 31, 2019 and December 31, 2018, the Company had $6,756,022 and $1,108,808 accounts receivable from YIDA, respectively.

Transactions with Ai Zhong Jing Mao

For the three months ended March 31, 2019 and 2018, total revenues from Ai Zhong Jing Mao amounted to $2,147 and $Nil, respectively. At March 31, 2019 and December 31, 2018, the Company had $19,317 and $21,295 advance from Ai Zhong Jing Mao, respectively.

Transactions with Wonder Genesis Global Ltd.

For the three months ended March 31, 2019 and 2018, total revenues from Wonder Genesis Global Ltd. amounted to $Nil and $1,303,482, and the corresponding cost of revenues amounted to $Nil and $1,294,760, respectively.

Transactions with Lifeforfun Limited

At March 31, 2019 and December 31, 2018, the Company had $759,120 and $1,080,919 accounts receivable, which were net of allowance for doubtful account $396,240 and $74,448 from Lifeforfun Limited, respectively. For the three months ended March 31, 2019 and 2018, the Company recorded bad debt expense for Lifeforfun Limited in the amount of $318,284 and $Nil, respectively.

Transactions with Changzhi Du

During the three months ended March 31, 2018, HDS prepaid $636,922 to Changzhi Du for purchase of yew forest assets, which was included in long-term prepaid expenses-related parties in the accompanying consolidated balance sheets.

Transactions with Jinguo Wang

During the three months ended March 31, 2019 and 2018, HDS purchased yew forest assets from Jinguo Wang in the amount of $Nil and $946,339, respectively. At March 31, 2019 and December 31, 2018, prepayments to Jinguo Wang for purchase of yew forest assets amounted to $185,782 and $0, respectively, which was included in advance to suppliers-related parties in the accompanying consolidated balance sheets.

Transactions with Chunping Wang

At March 31, 2019, HDS prepaid $169,867 to Chunping Wang for purchase of yew forest assets, which was included in advance to suppliers-related parties in the accompanying consolidated balance sheets.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended March 31, 2019 and 2018, rent expense related to the ZTC Lease amounted to $6,020 and $6,389, respectively. At March 31, 2019 and December 31, 2018, prepaid rent to ZTC amounted to approximately $25,000 and $30,000, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended March 31, 2019 and 2018, rent expense related to the Office Lease amounted to $556 and $590, respectively. As of March 31, 2019 and December 31, 2018, the unpaid rent was $3,000 and $Nil, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the three months ended March 31, 2019 and 2018, rent expense related to the JSJ Lease amounted to $371 and $393, respectively. As of March 31, 2019 and December 31, 2018, the unpaid rent was $6,000 and $6,500, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the three months ended March 31, 2019 and 2018, rent expense related to the A’cheng Lease amounted $886 and $983, respectively. At March 31, 2019 and December 31, 2018, the (unpaid) prepaid rent was ($1,000) and $2,000, respectively, which was included in (due to related parties) prepaid expenses-related parties in the accompanying consolidated balance sheets.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expires on September 30, 2019. For the three months ended March 31, 2019 and 2018, rent expense related to the Jixing Lease amounted $371 and $393, respectively. As of March 31, 2019 and December 31, 2018, the prepaid rent to Ms. Qi amounted to $1,500 and $1,000, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The following summarized the Company’s due to related parties as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Guifang Qi	$428,095		$428,095
Zhiguo Wang	49,723		49,151
HBP	105,748		102,770
Total	$583,566	*	$580,016	*

*:	The amounts due to related parties bear no interest and are payable on demand.

NOTE 12 - SEGMENT INFORMATION

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

The geographical distributions of the Company’s financial information for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
Geographic Areas	2019	2018
Revenue
PRC	11,480,671	3,000,397
USA	33,333	30,741
Total Revenue	$11,514,004	$3,031,138

Income (Loss) from operations
PRC	$749,260	$363,629
USA	(203,986)	(144,206)
Total Income (Loss) from operations	$545,274	$219,423

Net income (loss)
PRC	$538,945	$293,496
USA	(161,903)	(144,490)
Total net income (loss)	$377,042	$149,006

The geographical distribution of the Company’s financial information as of March 31, 2019 and December 31, 2018 were as follows:

	As of March 31,	As of December 31,
Geographic Areas	2019	2018
Long-term assets
PRC	$36,111,360	$35,866,829
USA	1,452,060	1,436,101
Total long-term assets	$37,563,420	$37,302,930

Reportable assets
PRC	$54,472,843	$50,107,147
USA	2,293,990	2,289,019
Elimination adjustment	(3,309,702)	(2,704,100)
Total reportable assets	$53,457,131	$49,692,066

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease

See future minimum lease payments in Note 9.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2019 and 2018, and consolidated financial conditions as of March 31, 2019 and December 31, 2018 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three months ended March 31, 2019, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the three months ended March 31, 2019, revenues from the PRC segment accounted for approximately 99.71% of consolidated revenue; revenues from USA segment accounted for approximately 0.29% of consolidated revenue. For the three months ended March 31, 2018, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, yew essence oil soaps, pine needle extracts, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract are conducted in the PRC.

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

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses (approximately $211,000 and $163,273 for the three months ended March 31, 2019 and 2018, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of March 31, 2019, YBP had $5,269 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $3,000, including approximately $3,000 in cash at March 31, 2019. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Unaudited Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of March 31, 2019, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the three months ended March 31, 2019.

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

Building	10 - 20 years
Machinery and equipment	3 - 10 years
Office equipment	2 - 5 years
Motor vehicles	4 - 10 years

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

The Company accounts for share-based compensation awards to nonemployees in accordance with FASB ASC 718and FASB ASC 505-50. Under FASB ASC 718 and FASB ASC 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new leasing guidance (“Topic 842”) that replaced the existing lease guidance (“Topic 840”). Topic 842 established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This guidance also expanded the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases.

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three months ended March 31, 2019. The Company recognized operating lease liabilities of $373,517 upon adoption, with corresponding ROU assets on its balance sheet.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended March 31,
	2019	2018
Revenues - third parties	$33,481	$32,258
Revenues - related parties	11,480,523	2,998,880
Total revenues	11,514,004	3,031,138
Cost of revenues - third parties	26,668	12,906
Cost of revenues - related parties	10,328,807	2,538,937
Total cost of revenues	10,355,475	2,551,843
Gross profit	1,158,529	479,295
Operating expenses	613,255	259,872
Income from operations	545,274	219,423
Other expenses	(146,626)	(70,417)
Income Tax	(21,606)	-
Net income	377,042	149,006
Other comprehensive income:
Foreign currency translation adjustment	1,024,884	1,556,804
Comprehensive income	$1,401,926	$1,705,810

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

For the three months ended March 31, 2019, we had total revenues of $11,514,004, as compared to $3,031,138 for the three months ended March 31, 2018, an increase of $8,482,866 or 279.86%. The increase in total revenue was attributable to the increase in revenues in the TCM raw materials, handicrafts, and “Others” segments.

	Three Months Ended March 31,			Percentage
Total revenue is summarized as follows:	2019	2018	Increase	Change
TCM raw materials	$4,163,435	$1,695,397	$2,468,038	145.57%
Handicrafts	2,295	1,102	1,193	108.25%
Others	7,348,274	1,334,639	6,013,635	450.58%
Total	$11,514,004	$3,031,138	$8,482,866	279.86%

For the three months ended March 31, 2019 compared to March 31, 2018, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The increase in revenue of handicrafts was mainly attributable to the increase in market demand. The increase in revenue of others was mainly attributable to the increase in demand of pine needle extract, handmade essential oil soaps, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the three months ended March 31, 2019, cost of revenues amounted to $10,355,475 as compared to $2,551,843 for the three months ended March 31, 2018, an increase of $7,803,632 or 305.80%. For the three months ended March 31, 2019, cost of revenues accounted for 89.94% of total revenues compared to 84.19% of total revenues for the three months ended March 31, 2018.

Cost of revenues by product categories is as follows:

	Three Months Ended March 31,			Percentage
	2019	2018	Increase	Change
TCM raw materials	$3,017,435	$1,244,177	$1,773,258	142.52%
Handicrafts	(2,803)	738	(3,541)	(479.85)%
Others	7,340,844	1,306,928	6,033,916	461.69%
Total	$10,355,475	$2,551,843	$7,803,632	305.80%

The increase in our cost of revenues for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was in line with the increase in revenue.

Gross Profit

For the three months ended March 31, 2019, gross profit was $1,158,529 as compared to $479,295 for the three months ended March 31, 2018, representing gross profit margins of 10.06% and 15.81%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended March 31,
	2019	2018	Increase

TCM raw materials	27.53%	26.61%	(16.33)%
Handicrafts	222.15%	33.03%	189.12%
Others	0.10%	2.08%	7.79%
Total	10.06%	15.81%	(5.75)%

The increase in our overall gross profit margin for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 were primarily attributable to higher gross margin yields of TCM raw materials.

Operating Expenses

For the three months ended March 31, 2019, operating expenses amounted to $613,255, as compared to $259,872 for the three months ended March 31, 2018, an increase of $353,383 or 135.98%. The increase was mainly due to the increase of bad debt expense.

Income from Operations

For the three months ended March 31, 2019, income from operations was $545,274, as compared to income from operations of $219,423 for the three months ended March 31, 2018, an increase of $325,851, or 148.50%. The increase was primarily attributable to the increase in revenues.

Other Expenses

For the three months ended March 31, 2019, total other expenses was $146,626 as compared to total other expenses of $70,417 for the three months ended March 31, 2018. The increase was primarily attributable to the increase in interest expense and currency exchange loss.

Net Income

As a result of the factors described above, our net income was $377,042 or $0.01 per share (basic and diluted), for the three months ended March 31, 2019, as compared to net income of $149,006 or $0.00 per share (basic and diluted), for the three months ended March 31, 2018.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2019, we reported an unrealized gain on foreign currency translation of $1,024,884, as compared to a gain of $$1,556,804 for the three months ended March 31, 2018. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying unaudited consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended March 31, 2019, comprehensive income of $1,401,926 was derived from the sum of our net income of $377,042 with foreign currency translation gain of $1,024,884. For the three months ended March 31, 2018, comprehensive income of $1,705,810 was derived from the sum of our net income of $149,006 with foreign currency translation gain of $1,556,804.

Segment Information

For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended March 31, 2019 and 2018 was as follows:

	For the three months March 31, 2019			For the three months March 31, 2018
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$148	$11,480,523	$11,480,671	$1,517	$2,998,880	$3,000,397

USA	33,333	-	33,333	30,741	-	30,741

Total revenues	$33,481	$11,480,523	$11,514,004	$32,258	$2,998,880	$3,031,138

During the three months ended March 31, 2019 and 2018, the revenue from PRC segment was $11,480,671 and $3,000,397, respectively, increase of $8,480,274 or 282.64% due to the increase demand on Asia market. The increase in PRC segment was mainly due to the increase in revenue from related parties in the amount of $8,481,643, offset by the decrease in revenue from third parties in the amount of 1,369.

During the three months ended March 31, 2019 and 2018, the revenue from USA segment was $33,333 and $30,741, respectively, increase of $2,592 or 8.43%. The increase in USA segment was due to the increase in revenue from third parties in the amount of $2,592 attributable to our China customers’ increased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2019 and December 31, 2018, we had cash balances of $221,728 and $521,670, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2018 to March 31, 2019:

Category	March 31, 2019	December 31, 2018	Change	Percentage change
Current assets:
Cash	$221,728	$521,670	$(299,942)	(57.50)%
Accounts receivable	-	17,167	(17,167)	(100)%
Accounts receivable - related parties	8,297,428	4,579,666	3,717,762	81.18%
Inventories	6,270,352	6,204,954	65,398	1.05%
Prepaid expenses and other assets	71,212	47,530	23,682	49.83%
Prepaid expenses - related parties	25,759	32,318	(6,559)	(20.30)%
VAT recoverables	1,007,232	985,831	21,401	2.17%
Current liabilities:
Accounts payable	118,842	268,359	(149,517)	(55.72)%
Advance from customers	149	145	4	2.76%
Advance from customers - related party	2,371,697	21,295	2,350,402	11,037.34%
Accrued expenses and other payables	390,837	244,043	146,794	60.15%
Taxes payable	87,743	189,617	(101,874)	(53.73)%
Due to related parties	583,566	580,016	3,550	0.61%
Short-term borrowings	5,520,137	5,758,517	(238,380)	(4.14)%
Current maturities of operating lease liabilities	52,681	-	52,681	-
Working capital:
Total current assets	$15,893,711	$12,389,136	$3,504,575	28.29%
Total current liabilities	9,125,652	7,061,992	2,063,660	29.22%
Working capital	$6,768,059	$5,327,144	$1,440,915	27.05%

Our working capital increased by $1,440,915 to $6,768,059 at March 31, 2019, from working capital of $5,327,144 at December 31, 2018. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable - related parties of approximately $3,717,762 partially offset by:

●	an increase in advance from customers - related party of approximately $2,350,402

For the three months ended March 31, 2019, net cash flow provided by operating activities was $1,738,179, as compared to net cash flow provided by operating activities of $10,922,020 for the three months ended March 31, 2018, an decrease of $9,183,841 Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2019, net cash flow provided by operating activities of $1,738,179 was primarily attributable to:

●	net income of approximately $377,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $15,000 bad debt expense of $318,000 and amortization of land use rights and yew forest assets of $2,660,000; and
●	changes in operating assets and liabilities, such as an increase in accounts receivable-related parties of approximately $3,904,000, an increase in accrued expenses and other payables of approximately $117,000, and an increase in advance from customers-related party of approximately $2,338,000.

For the three months ended March 31, 2018, net cash flow provided by operating activities of $10,922,020 was primarily attributable to:

●	net income of approximately $149,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $16,000 and amortization of land use rights and yew forest assets of approximately $66,000, stock-based compensation of approximately $2,000; and

●	changes in operating assets and liabilities, such as a decrease in accounts receivable-related parties of approximately $6,806,000, a decrease in accounts receivable of approximately $4,485,000, and an increase in accrued expenses and other payables of approximately $33,000, a decrease in accounts payable-related parties of approximately $366,000 and a decrease in VAT recoverables of approximately $230,000.

Net cash flow used in investing activities was $1,699,615 for the three months ended March 31, 2019. During the three months ended March 31, 2019, we have made prepayment in purchase of yew forest assets of approximately $1,670,000. Net cash flow used in investing activities was approximately $11,714,000 for the three months ended March 31, 2018. During the three months ended March 31, 2018, we have made payment in purchase of yew forest assets of approximately $3,471,000 and made prepayments for purchase of yew forest assets of approximately $8,242,000.

Net cash flow used in financing activities was approximately $310,000 for the three months ended March 31, 2019 due to repayment of short-term borrowings of approximately $1,600,000, and partially offset by proceeds of approximately $1,290,000 from short-term borrowings. Net cash flow provided by financing activities was approximately $200,000 for the three months ended March 31, 2018 and consisted of proceeds of approximately $1,520,000 from short-term borrowings, and partially offset by repayment of short-term borrowings in the amount of approximately $1,320,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2019 and December 31, 2018, approximately $45.0 million and $43.5 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gains of $ 1,024,884 and of $1,556,804 for the three months ended March 31, 2019 and March 31, 2018, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 22, 2019

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