Form 10-Q
period 2019-06-30
Yew Bio-Pharm Group, Inc.
filed 2019-08-13
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 13, 2019, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2019

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$156,437	$521,670
Accounts receivable	9,597,600	17,167
Accounts receivable - related parties, net of allowance for doubtful account $453,600 and $837,929	6,192,082	4,579,666
Inventories, net	80,016	6,204,954
Prepaid expenses - related parties	17,989	32,318
Prepaid expenses and other assets	453,435	47,530
VAT recoverables	1,173,416	985,831
Total Current Assets	17,670,975	12,389,136

LONG-TERM ASSETS:
Long-term inventories, net	1,729,237	1,824,128
Property and equipment, net	489,925	518,650
Intangible assets	45,991	45,359
Land use rights and yew forest assets, net	38,140,392	34,914,793
Advance to suppliers for yew forest assets	7,574	-
Advance to suppliers - related parties for yew forest assets	131,088	-
Operating lease right-of-use assets	297,727	-

Total Long-term Assets	40,841,934	37,302,930

Total Assets	$58,512,909	$49,692,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,756	$268,359
Payable for acquisition of yew forests	1,770,367	-
Advance from customers	146	145
Advance from customers - related party	2,764,984	21,295
Accrued expenses and other payables	589,532	244,043
Taxes payable	209,086	189,617
Due to related parties	611,792	580,016
Short-term borrowings	8,084,869	5,758,517
Current maturities of operating lease liabilities	35,489	-

Total Current Liabilities	14,155,021	7,061,992

NONCURRENT LIABILITIES:
Taxes payable	1,088,194	1,202,741
Deferred income	340,830	340,294
Operating lease liabilities	252,513	-
Total Noncurrent Liabilities	1,681,537	1,543,035
Total Liabilities	15,836,558	8,605,027

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,700,000 and 52,075,000 shares issued and outstanding at June 30, 2019 and December 31, 2018)	51,700	52,075
Additional paid-in capital	9,680,988	9,953,494
Retained earnings	30,778,682	28,965,217
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income - foreign currency translation adjustment	(1,597,307)	(1,646,035)

Total Shareholders’ Equity	42,676,351	41,087,039

Total Liabilities and Shareholders’ Equity	$58,512,909	$49,692,066

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Revenues	$9,782,457	$142,412	$9,815,938	$174,670
Revenues - related parties	2,782,765	14,677,956	14,263,288	17,676,836

Total Revenues	12,565,222	14,820,368	24,079,226	17,851,506

COST OF REVENUES:
Cost of revenues	9,829,839	89,337	9,856,507	102,243
Cost of revenues - related parties	2,089,325	11,377,474	12,418,132	13,916,411

Total Cost of Revenues	11,919,164	11,466,811	22,274,639	14,018,654

GROSS PROFIT	646,058	3,353,557	1,804,587	3,832,852

OPERATING EXPENSES:
Selling, General and administrative	218,433	224,793	513,404	482,172
Bad debt recovery	(708,576)	-	(390,292)	-
Stock based compensation	-	1,062,507	-	1,065,000

Total Operating Expenses	(490,143)	1,287,300	123,112	1,547,172

INCOME FROM OPERATIONS	1,136,201	2,066,257	1,681,475	2,285,680

OTHER INCOME (EXPENSES):
Interest expense	(93,035)	(69,077)	(181,744)	(137,110)
Other income	248,768	3,022	291,785	90,325
Exchange income (loss)	174,370	(387,014)	73,436	(476,701)

Total Other Income (Expenses)	330,103	(453,069)	183,477	(523,486)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,466,304	1,613,188	1,864,952	1,762,194
PROVISION FOR INCOME TAXES	(29,881)	-	(51,487)	-
NET INCOME	$1,436,423	$1,613,188	$1,813,465	$1,762,194

COMPREHENSIVE INCOME:
NET INCOME	$1,436,423	$1,613,188	$1,813,465	$1,762,194
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(976,156)	(2,400,809)	48,728	(844,005)

COMPREHENSIVE INCOME (LOSS)	$460,267	$(787,621)	$1,862,193	$918,189

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.03	$0.03	$0.03
Diluted	$0.03	$0.03	$0.03	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,700,000	51,875,000	51,822,238	51,875,000
Diluted	51,700,000	55,866,258	51,822,238	55,502,609

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,813,465	$1,762,194
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recovery	(390,292)	-
Other Income- DMSU	(241,404)	-
Depreciation	30,239	30,050
Inventory Write-down	133,012	-
Stock-based compensation	-	1,065,000
Amortization of land use rights and yew forest assets	791,954	598,366
Sale of yew forest assets as inventory	3,814,313	-
Changes in operating assets and liabilities:
Accounts receivable	(9,696,019)	10,037,898
Accounts receivable - related parties	(992,849)	9,542,974
Prepaid expenses and other current assets	(410,680)	(21,862)
Prepaid expenses - related parties	14,553	13,543
Inventories	6,169,697	3,297,088
VAT recoverables	(188,275)	(855,373)
Accounts payable	(179,578)	15,301
Accounts payable - related parties	-	(365,562)
Accrued expenses and other payables	339,449	272,245
Advance from customers-related party	2,776,697	-
Due to related parties	1,622	(32,370)
Taxes payable	(95,077)	(52)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,690,827	25,359,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made for purchase of yew forest assets	(7,665)	-
Prepayments made to related party for purchase of yew forest assets	(132,667)	(372,098)
Purchase of property and equipment	(379)	-
Purchase of land use rights and yew forest assets	(6,296,954)	(23,681,125)

NET CASH USED IN INVESTING ACTIVITIES	(6,437,665)	(24,053,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,234,081	3,156,000
Repayment of short-term borrowings	(2,850,000)	(4,432,593)
Proceeds from related party	30,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,414,081	(1,276,593)

EFFECT OF EXCHANGE RATE ON CASH	(32,476)	(116,685)

NET INCREASE (DECREASE) IN CASH	(365,233)	(87,061)

CASH - Beginning of period	521,670	859,830

CASH - End of period	$156,437	$772,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$159,559	$104,208
Income taxes	$136,034	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expenses paid by related party	$884	$4,555
Payable for acquisition of yew forests	1,791,687	-

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2017	51,875,000	$51,875	$10,363,412	$30,287,658	$3,762,288	$706,628	$45,171,861
Stock-based compensation			2,493				2,493

Net income				149,006			149,006

Foreign currency translation adjustment						1,556,804	1,556,804

Balance, March 31, 2018	51,875,000	51,875	10,365,905	30,436,664	3,762,288	2,263,432	46,880,164

Stock-based compensation			1,062,507				1,062,507

Net income				1,613,188			1,613,188

Foreign currency translation adjustment						(2,400,809)	(2,400,809)

Balance, June 30, 2018	51,875,000	51,875	11,428,412	32,049,852	3,762,288	(137,377)	47,155,050

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2018	52,075,000	$52,075	$9,953,494	$28,965,217	$3,762,288	$(1,646,035)	$41,087,039
Cancellation of common stocks	(375,000)	(375)	375				-

Net income				377,042			377,042

Foreign currency translation adjustment						1,024,884	1,024,884

Balance, March 31, 2019	51,700,000	$51,700	$9,953,869	$29,342,259	$3,762,288	$(621,151)	$42,488,965
Cancellation of common stocks							-

Net income				1,436,423			1,436,423

Purchase of yew forest assets from entity under common control with price over carrying amount			(272,881)				(272,881)

Foreign currency translation adjustment						(976,156)	(976,156)

Balance, June 30, 2019	51,700,000	$51,700	$9,680,988	$30,778,682	$3,762,288	$(1,597,307)	$42,676,351

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2019, and the results of operations and cash flows for the six-month periods ended June 30, 2019 and 2018, have been presented.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2019 and December 31, 2018, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	June 30, 2019	December 31, 2018
Assets
Cash	$100,475	$478,293
Accounts receivable	9,597,600	-
Accounts receivable - related parties, net of allowance for doubtful account $453,600 and $837,929	6,192,082	4,579,666
Inventories (current and long-term), net	553,287	6,567,144
Prepaid expenses and other assets	435,525	34,492
Advance to suppliers	7,574	-
Advance to suppliers - related parties	131,088	-
Prepaid expenses - related parties	17,989	32,318
Property and equipment, net	479,635	506,949
Long-term investment in MC	2,820,180	2,449,757
Land use rights and yew forest assets, net	38,140,392	34,914,793
Operating lease right of use	269,338	-
VAT recoverables	1,173,416	985,831
Total assets of VIE and its subsidiary	$59,918,581	$50,549,243
Liabilities
Accrued expenses and other payables	$582,482	$237,114
Accounts payable	13,843	10,410
Payable for acquisition of yew forests	1,770,367	-
Advance from customer	146	145
Advance from customer-related party	2,764,984	21,295
Short-term borrowings	8,084,869	5,758,517
Operating lease liability- current	9,179	-
Operating lease liability- noncurrent	251,162	-
Deferred income	340,830	340,294
Due to related parties and VIE holding companies	645,843	658,501
Total liabilities of VIE and its subsidiary	$14,463,705	$7,026,276

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company's previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the six months ended June 30, 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet.

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

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of June 30, 2019 and December 31, 2018 inventories consisted of the following:

	June 30, 2019			December 31, 2018
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$17,008	$93,022	$110,030	$40,240	$92,801	$133,041
Finished goods	95,710	2,835,889	2,931,599	6,194,707	2,794,335	8,989,042
Yew seedlings	-	-	-	-	16,023	16,023
Total	112,718	2,928,911	3,041,629	6,234,947	2,903,159	9,138,106

Inventory write-down	(32,702)	(1,199,674)	(1,232,376)	(29,993)	(1,079,031)	(1,109,024)
Inventories, net	$80,016	$1,729,237	$1,809,253	$6,204,954	$1,824,128	$8,029,082

Inventories as of June 30, 2019 and December 31, 2018 consisted of the inventory purchased from related parties are as follows:

	June 30,	December 31,
	2019	2018
Inventories, net	$46,507	$182,905
Inventories - related parties, net	33,509	6,022,049
Total	$80,016	$6,204,954

	June 30,	December 31,
	2019	2018
Long-term inventories, net	$934,392	$894,357
Long-term inventories - related parties, net	794,845	929,771
Total	$1,729,237	$1,824,128

NOTE 5 - TAXES

Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
U.S. federal income tax rate	21.00%	21.00%
Tax rate difference	4.81%	0.00%
Loss not subject income tax	2.90%	15.42%
PRC tax exemption and reduction	(30.16)%	(36.42)%
GILTI	(1.60)%	-%
Others	0.29%	-%
Effective tax rate	(2.76)%	-

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction does not have any impact on the consolidated financial statements. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company completed its calculation and recorded $1,431,835 of the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of June 30, 2019 and December 31, 2018, the Company had current income tax payable of $114,547 and $114,547 and noncurrent income tax payable of $1,088,194 and $1,202,741.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months ended June 30, 2019 and 2018, the GILTI tax expense was $30,000 and nil, respectively. As of June 30, 2019 and December 31, 2018, the Company had GILTI tax payable approximately of $90,000 and $60,000.

NOTE 6 - SHORT-TERM BORROWINGS

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

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 4.80% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan. During the six months ended June 30, 2019 and 2018, the Company obtained short-term loans from CEB in the total amount of $2,929,000 and $3,156,000, respectively, under this credit agreement and paid off in the total amount of $2,850,000 and $2,870,000, respectively. As of June 30, 2019 and December 31, 2018, the balance of loans borrowed from CEB was $2,929,000 and $2,851,000, respectively.

On August 6, 2018, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,185,000 at June 30, 2019), payable on August 5, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

On August 27, 2018, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $728,000 at June 30, 2019), payable on August 26, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

On May 13, 2019, HDS entered into a loan agreement with Postal Saving Bank of China, pursuant to which HDS obtained two bank loans in the amount of RMB7,300,000 and RMB8,100,000, respectively (approximately $1,063,000 and 1,180,000 at June 30, 2019), payable to on June 3, 2020 and June 11, 2020 respectively. Both of the two loans carry an interest rate of 5.2200% per annum and are payable monthly. Zhiguo Wang and his wife Madame Qi, collateralized their buildings and land use right with Postal Saving Bank of China to secure the loan. In addition, Zhiguo Wang and his wife Madame Qi provided guarantees to the loans.

During the six months ended June 30, 2019 and 2018, interest expense was approximately $182,000 and $137,000, respectively.

During the three months ended June 30, 2019 and 2018, interest expense was approximately $93,000 and $69,000, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On February 28, 2019, the Company entered into an agreement with Chineseinvestor.com, pursuant to which both parties reached an agreement to cancel to issue the common shares of 375,000 to Chineseinvestor.

Stock option activities for the six months ended June 30, 2019 and 2018 were summarized in the following table.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	7,738,737	0.22	24,872,212	0.22
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	15,103,475	0.22
Forfeited	-	-	-	-
Balance at end of period	7,738,737	0.22	9,768,737	0.22
Option exercisable at end of period	7,738,737	0.22	9,668,737	0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2019:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2019	Weighted Average Exercise Price
$0.22-0.25	7,738,737	0.5	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $Nil, based upon the Company’s closing stock price of $0.108 as of June 30, 2019. Stock option expense recognized during the six months ended June 30, 2019 and 2018 amounted to $Nil and $1,065,000, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to common stockholders for basic and diluted net income per share of common stock	$1,436,423	$1,613,188	$1,813,465	$1,762,194
Weighted average common stock outstanding - basic	51,700,000	51,875,000	51,822,238	51,875,000
Effect of dilutive securities:
Non-vested restricted common stock	-	-	-	-
Stock options issued to directors/officers/employees	-	3,991,258	-	3,627,609
Weighted average common stock outstanding - diluted	51,700,000	55,866,258	51,822,238	55,502,609
Net income per common share - basic	$0.03	$0.03	$0.03	$0.03
Net income per common share - diluted	$0.03	$0.03	$0.03	$0.03

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

The components of lease expense consist of the following:

	Classification	Six Months Ended June 30, 2019
Operating lease cost	Selling, general and administrative expense	$38,480
Net lease cost		$38,480

Balance sheet information related to leases consists of the following:

	Classification	June 30, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$297,727
Total leased assets		$297,727
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$35,489

Non-current portion
Operating lease liabilities	Operating lease liabilities	252,513
Total lease liabilities		$288,002

Weighted average remaining lease term
Operating leases		6.11 years

Weighted average discount rate
Operating leases		6.44%

Cash flow information related to leases consists of the following:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,322

The minimum future lease payments as of June 30, 2019 are as follows:

Years Ending December 31,	Operating Leases
2019	$24,223
2020	31,301
2021	27,632
2022	26,158
2023	26,158
After 2024	315,364
Total lease payments	450,836
Less: Interest	(162,834)
Present value of lease liabilities	$288,002

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the six months ended June 30, 2019 and 2018, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Six Months Ended June 30,
Customer	2019	2018
A (Yew Pharmaceutical, a related party)	29.0%	72.1%
B (HongKong YIDA Commerce Co., Limited, a related party)	30.2%	* %
C (Wonder Genesis Global Ltd.)	* %	14.9%
D (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	40.2%	* %
E (Heilongjiang Pingshan Hongdoushan Development Co., Ltd., a related party)	* %	10.6%

*	Less than 10%

	Accounts receivable as of
Customer	June 30, 2019	December 31, 2018
A (Yew Pharmaceutical, a related party)	-%	31%
B (HongKong YIDA Commerce Co., Limited, a related party)	34%	24%
D (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	59%	-

Suppliers

For the six months ended June 30, 2019 and 2018, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Six Months Ended June 30,
Supplier	2019		2018
A (Yew Pharmaceutical, a related party)	58%		31%
B (Heilongjiang Zishan Technology Co., Ltd., a related party)	*	%	17%

No significant accounts payable as of June 30, 2019 and December 31, 2018.

At June 30, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

	June 30, 2019	December 31, 2018
Country
United States	$38,429	$40,405
China	118,008	481,265
Total Cash	$156,437	$521,670

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2019 and December 31, 2018, approximately $110,000 and $200,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $Nil and $330,000 was not insured, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Nature of Relationship
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016

HongKong YIDA Commerce Co., Limited(“YIDA”)	Significantly influenced by the Company

LIFEFORFUN LIMITED	Significantly influenced by the Company

DMSU Digital Technology Limited(“DMSU”)	Significantly influenced by the Company

Jinguo Wang	Management of HDS, legal person of Xinlin before February 9, 2018, and director of ZTC effective February 1, 2018.

Chunping Wang	Employee of the Company

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $146,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soaps, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles and pine needle extracts as finished goods and then sells to third party and related party.

For the six months ended June 30, 2019 and 2018, total revenues from Yew Pharmaceutical under the above agreement amounted to $6,988,782 and $12,863,894, and corresponding cost of revenues amounted to $5,911,265 and $9,594,338, respectively. At June 30, 2019 and December 31, 2018, the Company had $Nil and $1,408,321 accounts receivable from Yew Pharmaceutical, respectively. At June 30, 2019 and December 31, 2018, the Company had $ 2,750,384 and $Nil advance from Yew Pharmaceutical, respectively.

For the six months ended June 30, 2019 and 2018, the total purchase of yew candles, pine needle extracts, composite northeast yew extract and mixed essential oil from Yew Pharmaceutical amounted to $10,870,922 and $10,432,872, respectively.

Transactions with DMSU

As of June 30, 2019, the Company recovered approximately $240,000 of accounts receivable previously written off from DMSU. The amount was recorded in other income as of June 30, 2019 and was received in July 2019.

Transactions with HBP

For the six months ended June 30, 2019 and 2018, HBP paid off operation expense on behalf of HYF in the amount of $884 and $4,555, respectively. As of June 30, 2019 and December 31, 2018, HYF had due to HBP in the amount of $103,805 and $102,770, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

As of June 30, 2019 and December 31, 2018, the Company had $Nil and $981,618 accounts receivable, which were net of allowance for doubtful account $Nil and $763,481 from HDS Development, respectively.

Transactions with ZTC

During the six months ended June 30, 2019, HDS purchased yew forest assets from ZTC in the amount of $1,422,486. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by ZTC, which amounted to $1,149,605. The difference of $272,881 between the actual contract price and carrying costs is recorded as additional paid-in capital. During the six months ended June 30, 2018, HDS purchased yew forest assets from ZTC in the amount of $5,745,955. At June 30, 2019 and December 31, 2018, the Company had $Nil balance payable to ZTC.

Transactions with YIDA

For the six months ended June 30, 2019 and 2018, total revenues from YIDA amounted to $7,274,506 and $Nil. At June 30, 2019 and December 31, 2018, the Company had $5,499,951 and $1,108,808 accounts receivable from YIDA, respectively.

Transactions with Lifeforfun Limited

At June 30, 2019 and December 31, 2018, the Company had $907,200 and $1,080,919 accounts receivable, which were net of allowance for doubtful account $453,600 and $74,448 from Lifeforfun Limited, respectively.

Transactions with Jinguo Wang

During the six months ended June 30, 2019 and 2018, HDS purchased yew forest assets from Jinguo Wang in the amount of $906,086 and $1,459,840, respectively. At June 30, 2019 and December 31, 2018, prepayments to Jinguo Wang for purchase of yew forest assets amounted to $131,088 and $Nil, respectively, which was included in advance to suppliers-related parties in the accompanying consolidated balance sheets.

Transactions with Chunping Wang

During the six months ended June 30, 2019 and 2018, HDS purchased yew forest assets from Chunping Wang in the amount of $711,980 and $Nil, respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the six months ended June 30, 2019 and 2018, rent expense related to the ZTC Lease approximately amounted to $12,000 and $13,000, respectively. At June 30, 2019 and December 31, 2018, prepaid rent to ZTC approximately amounted to $18,000 and $$30,000, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the six months ended June 30, 2019 and 2018, rent expense related to the Office Lease approximately amounted to $1,100 and $1,200, respectively. As of June 30, 2019 and December 31, 2018, the unpaid rent was approximately $2,300 and $Nil, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the six months ended June 30, 2019 and 2018, rent expense related to the JSJ Lease approximately amounted to $750 and $800, respectively. As of June 30, 2019 and December 31, 2018, the unpaid rent was approximately $5,800 and $6,500, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the six months ended June 30, 2019 and 2018, rent expense related to the A’cheng Lease approximately amounted $1,800 and $1,963, respectively. At June 30, 2019 and December 31, 2018, the unpaid rent was $100 and $$2,000, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expires on September 30, 2019. For the six months ended June 30, 2019 and 2018, rent expense related to the Jixing Lease amounted $737 and $785, respectively. As of June 30, 2019 and December 31, 2018, the prepaid rent to Ms. Qi amounted to approximately $1,000 and $1,000, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The following summarized the Company’s due to related parties as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Zhiguo Wang and Guifang Qi	$507,987		$477,246
HBP	103,805		102,770
Total	$611,792	*	$580,016	*

*:	The amounts due to related parties bear no interest and are payable on demand.

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

The geographical distributions of the Company’s financial information for the six months ended June 30, 2019 and 2018 were as follows:

	For the Six Months Ended June 30,
Geographic Areas	2019	2018
Revenue
PRC	23,960,179	17,683,978
USA	119,047	167,528
Total Revenue	$24,079,226	$17,851,506

Income (Loss) from operations
PRC	$2,110,465	$3,575,424
USA	(428,990)	(1,289,744)
Total Income (Loss) from operations	$1,681,475	$2,285,680

Net income (loss)
PRC	$2,223,232	$3,049,495
USA	(409,767)	(1,287,301)
Total net income (loss)	$1,813,465	$1,762,194

The geographical distributions of the Company’s financial information for the three months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,
Geographic Areas	2019	2018
Revenue
PRC	12,479,508	14,683,581
USA	85,714	136,787
Total Revenue	$12,565,222	$14,820,368

Income (Loss) from operations
PRC	$1,361,205	$3,211,795
USA	(225,004)	(1,145,538)
Total Income (Loss) from operations	$1,136,201	$2,066,257

Net income (loss)
PRC	$1,684,287	$2,755,999
USA	(247,864)	(1,142,811)
Total net income (loss)	$1,436,423	$1,613,188

The geographical distribution of the Company’s financial information as of June 30, 2019 and December 31, 2018 were as follows:

	As of June 30,	As of December 31,
Geographic Areas	2019	2018
Long-term assets
PRC	$39,536,377	$35,866,829
USA	1,305,557	1,436,101
Total long-term assets	$40,841,934	$37,302,930

Reportable assets
PRC	$59,559,167	$50,107,147
USA	2,093,019	2,289,019
Elimination adjustment	(3,139,277)	(2,704,100)
Total reportable assets	$58,512,909	$49,692,066

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the six months ended June 30, 2019 and 2018, and consolidated financial conditions as of June 30, 2019 and December 31, 2018 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and six months ended June 30, 2019, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the three and six months ended June 30, 2019, revenues from the PRC segment accounted for approximately 99.32% and 99.51% of consolidated revenue, respectively; revenues from USA segment accounted for approximately 0.68% and 0.49% of consolidated revenue, respectively.

For the three and six months ended June 30, 2018, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, yew essence oil soaps, pine needle extracts, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract are conducted in the PRC.

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

The Company’s revenues were mostly generated by HDS and in the PRC. The expenses ($345,176 and $1,357,451 for the six months ended June 30, 2019 and 2018, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of June 30, 2019, the Company had $156,437 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $21,000, including approximately $18,000 in cash at June 30, 2019. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of June 30, 2019, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the six months ended June 30, 2019.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the six months ended June 30, 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues - third parties	$9,782,457	$142,412	$9,815,938	$174,670
Revenues - related parties	2,782,765	14,677,956	14,263,288	17,676,836
Total revenues	12,565,222	14,820,368	24,079,226	17,851,506
Cost of revenues - third parties	9,829,839	89,337	9,856,507	102,243
Cost of revenues - related parties	2,089,325	11,377,474	12,418,132	13,916,411
Total cost of revenues	11,919,164	11,466,811	22,274,639	14,018,654
Gross profit	646,058	3,353,557	1,804,587	3,832,852
Operating expenses	(490,143)	1,287,300	123,112	1,547,172
Income from operations	1,136,201	2,066,257	1,681,475	2,285,680
Other income (expenses)	330,103	(453,069)	183,477	(523,486)
Net income before income taxes	1,466,304	1,613,188	1,864,952	1,762,194
Income taxes	(29,881)	-	(51,487)	-
Net income	1,436,423	1,613,188	1,813,465	1,762,194
Other comprehensive income (loss):
Foreign currency translation adjustment	(976,156)	(2,400,809)	48,728	(844,005)
Comprehensive income (loss)	$460,267	$(787,621)	$1,862,193	$918,189

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Revenues

For the three months ended June 30, 2019, we had total revenues of $12,565,222, as compared to $14,820,368 for the three months ended June 30, 2018, a decrease of $2,255,146 or 15.22%. The decrease in total revenue was attributable to the decrease in revenues from sales of TCM raw materials and yew trees to related parties, partially offset by increase in revenues from sales of “Others”.

For the six months ended June 30, 2019, we had total revenues of $24,079,226, as compared to $17,851,506 for the six months ended June 30, 2018, an increase of $6,227,720 or 34.89%. The increase in total revenue was attributable to the increase in revenues from “Others”, partially offset by decrease in revenues from sales of TCM raw materials to related parties.

Total revenue is summarized as follows:

	Three Months Ended June 30,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$2,825,347	$13,053,333	$(10,227,986)	(78.36)%
Handicrafts	3,823	206	3,617	1,755.83%
Others	9,736,052	1,766,829	7,969,223	451.05%
Total	$12,565,222	$14,820,368	$(2,255,146)	(15.22)%

	Six Months Ended June 30,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$6,988,782	$14,748,730	$(7,759,948)	(52.61)%
Handicrafts	6,118	1,308	4,810	367.74%
Others	17,084,326	3,101,468	13,982,858	450.85%
Total	$24,079,226	$17,851,506	$6,227,720	34.89%

For the three months ended June 30, 2019 compared to June 30, 2018, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related parties, Yew Pharmaceutical and HDS Development. The increase in revenue of handicrafts was mainly attributable to the increase in market demand. The increase in revenue of others was mainly attributable to higher demand in export market.

For the six months ended June 30, 2019 compared to June 30, 2018, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related parties, Yew Pharmaceutical and HDS Development. The increase in revenue of handicrafts was mainly attributable to the increase in market demand. The increase in revenue of others was mainly attributable to the increase in demand of yew candles, pine needle extracts and handmade essential oil soaps.

Cost of Revenues

For the three months ended June 30, 2019, cost of revenues amounted to $11,919,164 as compared to $11,466,811 for the three months ended June 30, 2018, an increase of $452,353 or 3.94%. For the three months ended June 30, 2019, cost of revenues accounted for 94.86% of total revenues compared to 77.37% of total revenues for the three months ended June 30, 2018.

For the six months ended June 30, 2019, cost of revenues amounted to $22,274,639 as compared to $14,018,654 for the six months ended June 30, 2018, an increase of $8,255,985 or 58.89%. For the six months ended June 30, 2019, cost of revenues accounted for 92.51% of total revenues compared to 78.53% of total revenues for the six months ended June 30, 2018.

Cost of revenues by product categories is as follows:

	Three Months Ended June 30,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$2,126,883	$9,773,130	$(7,646,247)	(78.24)%
Handicrafts	3,778	503	3,275	651.09%
Others	9,788,503	1,693,178	8,095,325	478.11%
Total	$11,919,164	$11,466,811	$452,353	3.94%

	Six Months Ended June 30,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$5,144,317	$11,017,307	$(5,872,990)	(53.31)%
Handicrafts	975	1,241	(266)	(21.43)%
Others	17,129,347	3,000,106	14,129,241	470.96%
Total	$22,274,639	$14,018,654	$8,255,985	58.89%

The increase in our cost of revenues for the three and six months ended June 30, 2019 as compared to the three months and six months ended June 30, 2018 was in line with the increase in revenue.

Gross Profit

For the three months ended June 30, 2019, gross profit was $646,058 as compared to $3,353,557 for the three months ended June 30, 2018, representing gross profit margins of 5.1% and 22.6%, respectively. For the six months ended June 30, 2019, gross profit was $1,804,587 as compared to $3,832,852 for the six months ended June 30, 2018, representing gross profit margins of 7.5% and 21.5%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	(Decrease) Increase	2019	2018	(Decrease) Increase
TCM raw materials	24.72%	25.13%	(0.41)%	26.39%	25.30%	1.09%
Handicrafts	1.18%	(144.17)%	145.35%	84.06%	5.12%	78.94%
Others	(0.54)%	4.17%	(4.71)%	(0.26)%	3.27%	(3.53)%
Total	5.14%	22.63%	(17.49)%	7.49%	21.47%	(13.98)%

The decrease in our overall gross profit margin for the three and six month ended June 30, 2019 as compared to the three and six months ended June 30, 2018 were primarily attributable to the lower gross margin yields of TCM raw materials and “Others”.

Operating Expenses

For the three months ended June 30, 2019, operating expenses amounted to $(490,143), as compared to $1,287,300 for the three months ended June 30, 2018, a decrease of $1,777,443 or 138.08%. The decrease was mainly due to the decrease of Stock based compensation and bad debt recovery.

For the six months ended June 30, 2019, operating expenses amounted to $123,112 as compared to $1,547,172 for the six months ended June 30, 2018, a decrease of $1,424,060 or 92.04%. The decrease was mainly due to the decrease of Stock based compensation and bad debt recovery.

Income from Operations

For the three months ended June 30, 2019, income from operations was $1,136,201, as compared to income from operations of $2,066,257 for the three months ended June 30, 2018, a decrease of $930,056, or 45.01%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials and “Others”.

For the six months ended June 30, 2019, income from operations was $1,681,475, as compared to income from operations of $2,285,680 for the six months ended June 30, 2018, a decrease of $604,205, or 26.43%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials and “Others”.

Other Income

For the three months ended June 30, 2019, total other income was $330,103 as compared to total other expense of $453,069 for the three months ended June 30, 2018. The increase was primarily attributable to the recovery of previously written-off accounts receivables and exchange gain.

For the six months ended June 30, 2019, total other income was $183,477 as compared to total other expense of $523,486 for the six months ended June 30, 2018. The increase was primarily attributable to the recovery of previously written-off accounts receivables and exchange gain.

Net Income

As a result of the factors described above, our net income was $1,436,423 or $0.03 (basic and diluted), for the three months ended June 30, 2019, as compared to net income of $1,613,188 or $0.03 (basic and diluted), for the three months ended June 30, 2018. As a result of the factors described above, our net income was $1,813,465 or $0.03 (basic and diluted), for the six months ended June 30, 2019, as compared to net income of $1,762,194 or $0.03 (basic and diluted), for the six months ended June 30, 2018.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2019, we reported an unrealized loss on foreign currency translation of $976,156, as compared to $2,400,809 for the three months ended June 30, 2018. For the six months ended June 30, 2019, we reported an unrealized gain on foreign currency translation of $48,728, as compared to an unrealized loss of $844,005 for the six months ended June 30, 2018. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended June 30, 2019, comprehensive income of $460,267 was derived from the sum of our net income of $1,436,423 with foreign currency translation loss of $976,156. For the three months ended June 30, 2018, comprehensive loss of $787,621 was derived from the sum of our net income of $1,613,188 with foreign currency translation loss of $2,400,809.

For the six months ended June 30, 2019, comprehensive income of $1,862,193 was derived from the sum of our net income of $1,813,465 with foreign currency translation gain of $48,728. For the six months ended June 30, 2018, comprehensive income of $918,189 was derived from the sum of our net income of $1,762,194 with foreign currency translation loss of $844,005.

Segment Information

For the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended June 30, 2019 and 2018 was as follows:

	For the three months June 30, 2019			For the three months June 30, 2018
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$9,696,743	$2,782,765	$12,479,508	$5,625	$14,677,956	$14,683,581

USA	85,714	-	85,714	136,787	-	136,787

Total revenues	$9,782,457	$2,782,765	$12,565,222	$142,412	$14,677,956	$14,820,368

Information with respect to these reportable business segments for the six months ended June 30, 2019 and 2018 was as follows:

	For the six months June 30, 2019			For the six months June 30, 2018
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$9,696,891	$14,263,288	$23,960,179	$7,142	$17,676,836	$17,683,978

USA	119,047	-	119,047	167,528	-	167,528

Total revenues	$9,815,938	$14,263,288	$24,079,226	$174,670	$17,676,836	$17,851,506

During the three months ended June 30, 2019 and 2018, the revenue from PRC segment was $12,479,508 and $14,683,581, respectively, decrease of $2,204,073 or 15.01% due to the decrease demand on Asia market. The decrease in PRC segment was mainly due to the decrease in revenue from related parties in the amount of $11,895,191, offset by the increase in revenue from third parties in the amount of 9,691,118.

During the three months ended June 30, 2019 and 2018, the revenue from USA segment was $85,714 and $136,787, respectively, decrease of $51,073 or 37.34%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $51,073 attributable to our China customers’ decreased oversea demand.

During the six months ended June 30, 2019 and 2018, the revenue from PRC segment was $23,960,179 and $17,683,978, respectively, increase of $6,276,201 or 35.49% due to the increase demand on Asia market. The increase in PRC segment was mainly due to the increase in revenue from third parties in the amount of $9,689,749, offset by the decrease in revenue from related parties in the amount of 3,413,548.

During the six months ended June 30, 2019 and 2018, the revenue from USA segment was $119,047 and $167,528, respectively, decrease of $48,481 or 28.94%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $48,481 attributable to our China customers’ decreased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2019 and December 31, 2018, we had cash balances of $156,437 and $521,670, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2018 to June 30, 2019:

Category	June 30, 2019	December 31, 2018	Change	Percentage change
Current assets:
Cash	$156,437	$521,670	$(365,233)	(70.01)%
Accounts receivable	9,597,600	17,167	9,580,433	55,807.26%
Accounts receivable - related parties	6,192,082	4,579,666	1,612,416	35.21%
Inventories	80,016	6,204,954	(6,124,938)	(98.71)%
Prepaid expenses and other assets	453,435	47,530	405,905	854.00%
Prepaid expenses - related parties	17,989	32,318	(14,329)	(44.34)%
VAT recoverables	1,173,416	985,831	187,585	19.03%
Current liabilities:
Accounts payable	88,756	268,359	(179,603)	(66.93)%
Payable for acquisition of yew forests	1,770,367	-	1,770,367	100.00%
Advance from customers	146	145	1	0.69%
Advance from customers - related party	2,764,984	21,295	2,743,689	12,884.19%
Accrued expenses and other payables	589,532	244,043	345,489	141.57%
Taxes payable	209,086	189,617	19,469	10.27%
Due to related parties	611,792	580,016	31,776	5.48%
Short-term borrowings	8,084,869	5,758,517	2,326,352	40.40%
Current maturities of operating lease liabilities	35,489	-	35,489	-
Working capital:
Total current assets	$17,670,975	$12,389,136	$5,281,839	42.63%
Total current liabilities	14,155,021	7,061,992	7,093,029	100.44%
Working capital	$3,515,954	$5,327,144	$(1,811,190)	(34.00)%

Our working capital decreased by $1,811,190 to $3,515,954 at June 30, 2019, from working capital of $5,327,144 at December 31, 2018. This decrease in working capital is primarily attributable to:

●	an increase in payable for acquisition of yew forests of approximately $1,770,000

●	an increase in advance from customers - related party of approximately $2,744,000

●	an increase in short-term borrowings of approximately $2,326,000

●	a decrease in inventories of approximately $6,125,000

partially offset by:

●	an increase in accounts receivable of approximately $9,580,000

●	an increase in accounts receivable- related party of approximately $1,612,000

For the six months ended June 30, 2019, net cash flow provided by operating activities was $3,690,827, as compared to net cash flow provided by operating activities of $25,359,440 for the six months ended June 30, 2018, a decrease of $21,668,613. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2019, net cash flow provided by operating activities was $3,690,827 was primarily attributable to:

●	net income of approximately $1,813,000 adjusted for the add-back of non-cash items, such as inventory write-down of approximately $133,000, sale of yew forest assets as inventory of approximately 3,814,000, amortization of land use rights and yew forest assets of approximately $792,000 and bad debt recovery of approximately $390,000; and

●	Changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $9,696,000, an increase in accounts receivable-related parties of approximately $993,000, a decrease in inventories of approximately $6,170,000, and an increase in advance from customers-related party of approximately $2,777,000.

For the six months ended June 30, 2018, net cash flow provided by operating activities of $25,359,440 was primarily attributable to:

●	net income of approximately $1,762,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $30,000, amortization of land use rights and yew forest assets of approximately $598,000 and stock-based compensation of approximately $1,065,000; and

●	Changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $10,038,000, a decrease in accounts receivable-related parties of approximately $9,543,000, a decrease in inventories, net of approximately $3,297,000, an increase in accounts payable-related parties of approximately $366,000, an increase in VAT recoverables of approximately $855,000 and a decrease in accrued expenses and other payables of approximately $272,000.

Net cash flow used in investing activities was approximately $6,438,000 for the six months ended June 30, 2019. During the six months ended June 30, 2019, we have made payment in approximately $6,297,000 for purchase of yew forest assets, and made prepayments for purchases of yew forest assets of approximately $133,000. Net cash flow used in investing activities was approximately $24,053,000 for the six months ended June 30, 2018. During the six months ended June 30, 2018, we have made payment in approximately $23,681,000 for purchase of yew forest assets, and made prepayments for purchases of yew forest assets of approximately $372,000.

Net cash flow provided by financing activities was approximately $2,414,000 for the six months ended June 30, 2019 and consisted of proceeds of $5,234,000 from banks, and offset by repayments of approximately $2,850,000. Net cash flow used in financing activities was approximately $1,277,000 for the six months ended June 30, 2018 and consisted of proceeds of $3,156,000 from a bank, and offset by repayments of approximately $4,433,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2019 and December 31, 2018, approximately $45.6 million and $43.5 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $48,728 for the six months ended June 30, 2019 and a loss of $844,005 for the six months ended June 30, 2018, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 13, 2019

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