Form 10-Q
period 2019-09-30
Yew Bio-Pharm Group, Inc.
filed 2019-11-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 14, 2019, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$627,744	$521,670
Accounts receivable	7,692,600	17,167
Accounts receivable - related parties, net of allowance for doubtful account $0 and $837,929	2,200,000	4,579,666
Inventories, net	990,474	6,204,954
Prepaid expenses - related parties	11,382	32,318
Prepaid expenses and other assets	92,268	47,530
VAT recoverables	56,191	985,831
Total Current Assets	11,670,659	12,389,136

LONG-TERM ASSETS:
Long-term inventories, net	1,180,568	1,824,128
Property and equipment, net	471,315	518,650
Intangible assets	45,991	45,359
Land use rights and yew forest assets, net	40,698,641	34,914,793

Operating lease right-of-use assets	218,195	-

Total Long-term Assets	42,614,710	37,302,930

Total Assets	$54,285,369	$49,692,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,322	$268,359
Accounts payable - related party	878,875	-
Payable for acquisition of yew forests	295,852	-
Payable for acquisition of yew forests - related party	340,702	-
Advance from customers	140	145
Advance from customers - related party	12,869	21,295
Accrued expenses and other payables	155,981	244,043
Taxes payable	143,848	189,617
Due to related parties	598,294	580,016
Short-term borrowings	8,039,381	5,758,517
Current maturities of operating lease liabilities	24,389	-

Total Current Liabilities	10,572,653	7,061,992

NONCURRENT LIABILITIES:
Taxes payable	1,088,194	1,202,741
Deferred income	327,915	340,294
Operating lease liabilities	247,147	-
Total Noncurrent Liabilities	1,663,256	1,543,035
Total Liabilities	12,235,909	8,605,027

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,700,000 and 52,075,000 shares issued and outstanding at September 30, 2019 and December 31, 2018)	51,700	52,075
Additional paid-in capital	9,522,281	9,953,494
Retained earnings	31,962,315	28,965,217
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income - foreign currency translation adjustment	(3,249,124)	(1,646,035)

Total Shareholders’ Equity	42,049,460	41,087,039

Total Liabilities and Shareholders’ Equity	$54,285,369	$49,692,066

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
REVENUES:
Revenues	$(16,652)	$8,003,644	$9,799,286	$8,178,314
Revenues - related parties	684,178	6,035,593	14,947,466	23,712,429

Total Revenues	667,526	14,039,237	24,746,752	31,890,743

COST OF REVENUES:
Cost of revenues	(224,076)	7,499,241	9,632,431	7,601,484
Cost of revenues - related parties	932,810	5,075,419	13,350,942	18,991,830

Total Cost of Revenues	708,734	12,574,660	22,983,373	26,593,314

GROSS PROFIT	(41,208)	1,464,577	1,763,379	5,297,429

OPERATING EXPENSES:
Selling, General and administrative	391,812	248,923	905,216	731,095
Bad debt recovery	(1,505,239)	-	(1,895,531)	-
Stock based compensation	-	2,548	-	1,067,548

Total Operating Expenses	(1,113,427)	251,471	(990,315)	1,798,643

INCOME FROM OPERATIONS	1,072,219	1,213,106	2,753,694	3,498,786

OTHER INCOME (EXPENSES):
Interest expense	(97,181)	(45,549)	(278,925)	(182,659)
Other income	(230,487)	(9,969)	61,298	80,356
Exchange income (loss)	398,149	(106,570)	471,585	(583,271)

Total Other Income (Expenses)	70,481	(162,088)	253,958	(685,574)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,142,700	1,051,018	3,007,652	2,813,212
PROVISION FOR INCOME TAXES	40,933	(1,431,836)	(10,554)	(1,431,836)
NET INCOME	$1,183,633	$(380,818)	$2,997,098	$1,381,376

COMPREHENSIVE INCOME:
NET INCOME	$1,183,633	$(380,818)	$2,997,098	$1,381,376
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(1,651,817)	(1,623,333)	(1,603,089)	(2,467,338)

COMPREHENSIVE INCOME (LOSS)	$(468,184)	$(2,004,151)	$1,394,009	$(1,085,962)

NET INCOME PER COMMON SHARE:
Basic	$0.02	$(0.01)	$0.06	$0.03
Diluted	$0.02	$(0.01)	$0.06	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,700,000	52,018,478	51,781,044	51,923,352
Diluted	51,700,000	52,018,478	51,781,044	54,808,280

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,997,098	$1,381,376
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recovery	(1,895,531)	-
Depreciation	44,959	44,912
Gain on disposal of property and equipment	(9,379)	-
Inventory Write-down	(39,586)	-
Stock-based compensation	-	1,067,548
Amortization of land use rights and yew forest assets	1,448,738	364,904
Sale of yew forest assets as inventory	4,788,466	4,585,652
Changes in operating assets and liabilities:
Accounts receivable	(7,982,832)	2,641,250
Accounts receivable - related parties	4,197,027	14,873,927
Prepaid expenses and other current assets	(34,384)	(22,053)
Prepaid expenses - related parties	20,549	19,729
Inventories	5,880,686	4,299,077
VAT recoverables	929,492	(943,333)
Accounts payable	121,911	692,154
Accounts payable - related parties	1,268,312	(341,954)
Accrued expenses and other payables	(28,446)	160,728
Advance from customers	-	29,097
Advance from customers-related party	(7,957)	-
Due to related parties	2,405	(28,211)
Taxes payable	(160,316)	1,431,836
Deferred income	-	1,067

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,541,212	30,257,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made to related party for purchase of yew forest assets	-	(20,690)
Purchase of property and equipment	(18,733)	-
Purchase of land use rights and yew forest assets	(14,005,315)	(31,356,873)

NET CASH USED IN INVESTING ACTIVITIES	(14,024,048)	(31,377,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	10,543,374	7,331,599
Repayment of short-term borrowings	(8,044,687)	(6,695,593)
Proceeds from exercise of stock options	-	40,000
Proceeds from related party	30,000
Repayment to related party	(10,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,518,687	676,006

EFFECT OF EXCHANGE RATE ON CASH	70,223	106,281

NET INCREASE (DECREASE) IN CASH	106,074	(337,570)

CASH - Beginning of period	521,670	859,830

CASH - End of period	$627,744	$522,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$296,868	$166,884
Income taxes	$162,390	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expenses paid by related party	$874	$5,834
Payable for acquisition of yew forests	$307,674	$-
Payable for acquisition of yew forests - related party	$354,317	$-

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of		paid-in	Retained	Statutory	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Income (Loss)	Equity

Balance, December 31, 2017	51,875,000	$51,875	$10,363,412	$30,287,658	$3,762,288	$706,628	$45,171,861
Stock-based compensation			2,493				2,493

Net income				149,006			149,006

Foreign currency translation adjustment						1,556,804	1,556,804

Balance, March 31, 2018	51,875,000	51,875	10,365,905	30,436,664	3,762,288	2,263,432	46,880,164
Stock-based compensation			1,062,507				1,062,507

Net income				1,613,188			1,613,188

Foreign currency translation adjustment						(2,400,809)	(2,400,809)

Balance, June 30, 2018	51,875,000	51,875	11,428,412	32,049,852	3,762,288	(137,377)	47,155,050
Issuance of common stocks	200,000	200	39,800				40,000
Stock-based compensation			2,548				2,548

Net income				(380,818)			(380,818)

Foreign currency translation adjustment						(1,623,333)	(1,623,333)

Balance, September 30, 2018	52,075,000	52,075	11,470,760	31,669,034	3,762,288	(1,760,710)	45,193,447

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of		paid-in	Retained	Statutory	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Reserve	Income (Loss)	Equity
Balance, December 31, 2018	52,075,000	$52,075	$9,953,494	$28,965,217	$3,762,288	$(1,646,035)	$41,087,039
Cancellation of common stocks	(375,000)	(375)	375				-

Net income				377,042			377,042

Foreign currency translation adjustment						1,024,884	1,024,884

Balance, March 31, 2019	51,700,000	$51,700	$9,953,869	$29,342,259	$3,762,288	$(621,151)	$42,488,965
Cancellation of common stocks							-

Net income				1,436,423			1,436,423

Purchase of yew forest assets from entity under common control with price over carrying amount			(272,881)				(272,881)

Foreign currency translation adjustment						(976,156)	(976,156)

Balance, June 30, 2019	51,700,000	$51,700	$9,680,988	$30,778,682	$3,762,288	$(1,597,307)	$42,676,351
Net income				1,183,633			1,183,633
Purchase of yew forest assets from entity under common control with price over carrying amount			(158,707)				(158,707)

Foreign currency translation adjustment						(1,651,817)	(1,651,817)

Balance, September, 2019	51,700,000	$51,700	$9,522,281	$31,962,315	$3,762,288	$(3,249,124)	$42,049,460

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2019, and the results of operations and cash flows for the nine-month periods ended September 30, 2019 and 2018, have been presented.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2019 and December 31, 2018, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	September 30, 2019	December 31, 2018
Assets
Cash	$607,788	$478,293
Accounts receivable	7,692,600	-
Accounts receivable - related parties, net of allowance for doubtful account $Nil and $837,929	2,200,000	4,579,666
Inventories (current and long-term), net	773,634	6,567,144
Prepaid expenses and other assets	70,958	34,492

Prepaid expenses - related parties	11,382	32,318
Property and equipment, net	461,731	506,949
Long-term investment in MC	2,866,080	2,449,757
Land use rights and yew forest assets, net	40,698,641	34,914,793
Operating lease right of use	200,963	-
VAT recoverables	56,191	985,831
Total assets of VIE and its subsidiary	$55,639,968	$50,549,243
Liabilities
Accrued expenses and other payables	$114,919	$237,114
Accounts payable	7,409	10,410
Accounts payable - related party	878,875	-
Payable for acquisition of yew forests	295,852	-
Payable for acquisition of yew forests - related party	340,702	-
Advance from customer	140	145
Advance from customer-related party	12,869	21,295
Short-term borrowings	8,039,381	5,758,517
Operating lease liability- current	8,827	-
Operating lease liability- noncurrent	245,827	-
Deferred income	327,915	340,294
Due to related parties and VIE holding companies	599,362	658,501
Total liabilities of VIE and its subsidiary	$10,872,078	$7,026,276

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company's previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the nine months ended September 30, 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet.

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

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of September 30, 2019 and December 31, 2018 inventories consisted of the following:

	September 30, 2019			December 31, 2018
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$16,364	$88,897	$105,261	$40,240	$92,801	$133,041
Finished goods	1,104,728	2,013,869	3,118,597	6,194,707	2,794,335	8,989,042
Yew seedlings	-	-	-	-	16,023	16,023
Total	1,121,092	2,102,766	3,223,858	6,234,947	2,903,159	9,138,106

Inventory write-down	(130,618)	(922,198)	(1,052,816)	(29,993)	(1,079,031)	(1,109,024)
Inventories, net	$990,474	$1,180,568	$2,171,042	$6,204,954	$1,824,128	$8,029,082

Inventories as of September 30, 2019 and December 31, 2018 consisted of the inventory purchased from related parties are as follows:

	September 30,	December 31,
	2019	2018
Inventories, net	$60,008	$182,905
Inventories - related parties, net	930,466	6,022,049
Total	$990,474	$6,204,954

	September 30,	December 31,
	2019	2018
Long-term inventories, net	$474,986	$894,357
Long-term inventories - related parties, net	705,582	929,771
Total	$1,180,568	$1,824,128

NOTE 5 - TAXES

Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
U.S. federal income tax rate	21.00%	21.00%
Tax rate difference	4.48%	4.00%
Loss not subject income tax	2.60%	12.81%
PRC tax exemption and reduction	(28.09)%	(37.81)%
GILTI	0.35%	(50.90)%
Others	(0.69)%	-%
Effective tax rate	(0.35)%	(50.90)%

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction does not have any impact on the consolidated financial statements. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company completed its calculation and recorded $1,431,835 of the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company had current income tax payable of $114,547 and $114,547 and noncurrent income tax payable of $1,088,194 and $1,202,741.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2019 and 2018, the GILTI tax expense was nil. As of September 30, 2019 and December 31, 2018, the Company had GILTI tax payable approximately of $29,000 and $60,000.

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

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 4.80% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan. During the nine months ended September 30, 2019 and 2018, the Company obtained short-term loans from CEB in the total amount of $4,714,000 and $4,406,000, respectively, under this credit agreement and paid off in the total amount of $5,130,000 and $5,133,000, respectively. As of September 30, 2019 and December 31, 2018, the balance of loans borrowed from CEB was $2,434,000 and $2,851,000, respectively.

On August 6, 2018, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,102,000 at September 30, 2019), payable on August 5, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS paid off the loan in full on July 24, 2019.

On August 27, 2018, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $700,000 at September 30, 2019), payable on August 26, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS paid off the loan in full on August 14, 2019.

On May 13, 2019, HDS entered into a loan agreement with Postal Saving Bank of China, pursuant to which HDS obtained three bank loans in the amount of RMB7,300,000, RMB8,100,000 and RMB4,600,000, respectively (approximately $1,023,000, $1,135,000 and $645,000 at September 30, 2019), payable to on June 3, 2020, June 11, 2020 and July 1, 2020 respectively. All of the loans carry an interest rate of 5.2200% per annum and are payable monthly. Zhiguo Wang and his wife Madame Qi, collateralized their buildings and land use right with Postal Saving Bank of China to secure the loan. In addition, Zhiguo Wang and his wife Madame Qi provided guarantees to the loans.

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,102,000 at September 30, 2019), payable on July 25, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

On August 20, 2019, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $700,000 at September 30, 2019), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

During the nine months ended September 30, 2019 and 2018, interest expense was approximately $279,000 and $183,000, respectively.

During the three months ended September 30, 2019 and 2018, interest expense was approximately $97,000 and $46,000, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On February 28, 2019, the Company entered into an agreement with Chineseinvestor.com, pursuant to which both parties reached an agreement to cancel to issue the common shares of 375,000 to Chineseinvestor.

Stock option activities for the nine months ended September 30, 2019 and 2018 were summarized in the following table.

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	7,738,737	0.22	24,872,212	0.22
Issued	-	-	-	-
Exercised	-	-	200,000	-
Expired	-	-	15,503,475	0.22
Forfeited	-	-	-	-
Balance at end of period	7,738,737	0.22	9,168,737	0.22
Option exercisable at end of period	7,738,737	0.22	9,068,737	0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at September 30, 2019:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price
$0.22-0.25	7,738,737	0.25	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $Nil, based upon the Company’s closing stock price of $0.081 as of September 30, 2019. Stock option expense recognized during the nine months ended September 30, 2019 and 2018 amounted to $Nil and $1,067,548, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) available to common stockholders for basic and diluted net income per share of common stock	$1,183,633	$(380,818)	$2,997,098	$1,381,376
Weighted average common stock outstanding - basic	51,700,000	52,018,478	51,781,044	51,923,352
Effect of dilutive securities:
Non-vested restricted common stock	-	-	-	-
Stock options issued to directors/officers/employees	-	-	-	2,884,928
Weighted average common stock outstanding - diluted	51,700,000	52,018,478	51,781,044	54,808,280
Net income per common share - basic	$0.02	$(0.01)	$0.06	$0.03
Net income per common share - diluted	$0.02	$(0.01)	$0.06	$0.03

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

The components of lease expense consist of the following:

	Classification	Nine months ended September 30, 2019
Operating lease cost	Selling, general and administrative expense	$113,476
Net lease cost		$113,476

Balance sheet information related to leases consists of the following:

	Classification	September 30, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$218,195
Total leased assets		$218,195
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$24,389

Non-current portion
Operating lease liabilities	Operating lease liabilities	247,147
Total lease liabilities		$271,536

Weighted average remaining lease term
Operating leases		5.86 years

Weighted average discount rate
Operating leases		6.44%

Cash flow information related to leases consists of the following:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58,004

The minimum future lease payments as of September 30, 2019 are as follows:

Years Ending December 31,	Operating Leases
2019	$13,192
2020	30,987
2021	27,318
2022	25,861
2023	25,861
After 2024	311,784
Total lease payments	435,003
Less: Interest	(163,467)
Present value of lease liabilities	$271,536

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the nine months ended September 30, 2019 and 2018, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Nine months ended September 30,
Customer	2019	2018
A (Yew Pharmaceutical, a related party)	31.3%	56.7%
B (HongKong YIDA Commerce Co., Limited, a related party)	29.2%	*	%

D (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	38.8%	*	%
E (DMSU, a related party)	-%	21.9%

*	Less than 10%

	Accounts receivable as of
Customer	September 30, 2019	December 31, 2018
A (Yew Pharmaceutical, a related party)	-%	31%
B (HongKong YIDA Commerce Co., Limited, a related party)	22%	24%
D (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	78%	-

Suppliers

For the nine months ended September 30, 2019 and 2018, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Nine months ended September 30,
Supplier	2019	2018
A (Yew Pharmaceutical, a related party)	44%	39%
B (Heilongjiang Zishan Technology Co., Ltd., a related party)	* %	12%
C (Haixiang Liu)	10%	* %

	Accounts payable and Yew payable as of
Supplier	September 30, 2019	December 31, 2018
A (Yew Pharmaceutical, a related party)	58%	-
B (Heilongjiang Zishan Technology Co., Ltd., a related party)	13%	-
C (Haixiang Liu)	-	-

At September 30, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

Country	September 30, 2019	December 31, 2018

United States	$4,245	$40,405
China	623,499	481,265
Total Cash	$627,744	$521,670

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2019 and December 31, 2018, approximately $107,000 and $200,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $521,000 and $330,000 was not insured, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Nature of Relationship
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS effective March 21, 2016

HongKong YIDA Commerce Co., Limited(“YIDA”)	Significantly influenced by the Company

LIFEFORFUN LIMITED	Significantly influenced by the Company

DMSU Digital Technology Limited(“DMSU”)	Significantly influenced by the Company

Jinguo Wang	Management of HDS, legal person of Xinlin before February 9, 2018, and director of ZTC effective February 1, 2018.

Chunping Wang	Employee of the Company
Weihong Zhang	Employee of the Company
Xue Wang	Employee of the Company
Cai Wang	Employee of the Company

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

For the nine months ended September 30, 2019 and 2018, total revenues from Yew Pharmaceutical under the above agreement amounted to $7,755,545 and $18,075,032, and corresponding cost of revenues amounted to $6,159,705 and $13,863,380, respectively. At September 30, 2019 and December 31, 2018, the Company had $Nil and $1,408,313 accounts receivable from Yew Pharmaceutical, respectively.

For the nine months ended September 30, 2019 and 2018, the total purchase of yew candles, pine needle extracts, composite northeast yew extract and mixed essential oil from Yew Pharmaceutical amounted to $11,018,135 and $18,033,411, respectively. At September 30, 2019 and December 31, 2018, the Company had $878,875 and $Nil accounts payable to Yew Pharmaceutical, respectively.

Transactions with DMSU

As of September 30, 2019, the Company recovered approximately $1,034,000 of accounts receivable previously written off from DMSU. The amount was recorded in bad debt recovery as of September 30, 2019.

Transactions with HBP

For the nine months ended September 30, 2019 and 2018, HBP paid off operation expense on behalf of HYF in the amount of $874 and $5,834, respectively. As of September 30, 2019 and December 31, 2018, HYF had due to HBP in the amount of $100,292 and $102,770, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

As of September 30, 2019 and December 31, 2018, the Company had $Nil and $981,613 accounts receivable, which were net of allowance for doubtful account $Nil and $763,476 from HDS Development, respectively.

Transactions with ZTC

During the nine months ended September 30, 2019, HDS purchased yew forest assets from ZTC in the amount of $2,135,919. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by ZTC, which amounted to $1,730,920. The difference of $404,999 between the actual contract price and carrying costs is recorded as additional paid-in capital. During the nine months ended September 30, 2018, HDS purchased yew forest assets from ZTC in the amount of $5,616,194. At September 30, 2019 and December 31, 2018, the Company had $197,064 and $Nil balance payable to ZTC.

Transactions with Xinlin

During the nine months ended September 30, 2019, HDS purchased yew forest assets from Xinlim in the amount of $149,378. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Xinlin, which amounted to $122,788. The difference of $26,589 between the actual contract price and carrying costs is recorded as additional paid-in capital. During the nine months ended September 30, 2018, HDS purchased yew forest assets from Xinlin in the amount of $2,622,473. At September 30, 2019 and December 31, 2018, the Company had $143,638 and $Nil balance payable to ZTC, respectively.

Transactions with YIDA

For the nine months ended September 30, 2019 and 2018, total revenues from YIDA amounted to $7,236,000 and $Nil. At September 30, 2019 and December 31, 2018, the Company had $2,200,000 and $1,108,808 accounts receivable from YIDA, respectively.

Transactions with Lifeforfun Limited

At September 30, 2019 and December 31, 2018, the Company had $Nil and $1,080,912 accounts receivable, which were net of allowance for doubtful account $Nil and $74,448 from Lifeforfun Limited, respectively.

Transactions with Jinguo Wang

During the nine months ended September 30, 2019 and 2018, HDS purchased yew forest assets from Jinguo Wang in the amount of $1,085,255 and $1,426,873, respectively.

Transactions with Chunping Wang

During the nine months ended September 30, 2019 , HDS purchased yew forest assets from Chunping Wang in the amount of $1,285,377.

Transactions with Weihong Zhang

During the nine months ended September 30, 2019, HDS purchased yew forest assets from Weihong Zhang in the amount of $794,252.

Transactions with Xue Wang

During the nine months ended September 30, 2019, HDS purchased yew forest assets from Xue Wang in the amount of $158,093.

Transactions with Cai Wang

During the nine months ended September 30, 2019, HDS purchased yew forest assets from Cai Wang in the amount of $81,611.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the nine months ended September 30, 2019 and 2018, rent expense related to the ZTC Lease approximately amounted to $18,000 and $19,000, respectively. At September 30, 2019 and December 31, 2018, prepaid rent to ZTC approximately amounted to $11,000 and $30,000, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the nine months ended September 30, 2019 and 2018, rent expense related to the Office Lease approximately amounted to $1,600 and $1,700, respectively. As of September 30, 2019 and December 31, 2018, the unpaid rent was approximately $1,700 and $Nil, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the nine months ended September 30, 2019 and 2018, rent expense related to the JSJ Lease approximately amounted to $1,100 and $1,100, respectively. As of September 30, 2019 and December 31, 2018, the unpaid rent was approximately $5,300 and $6,500, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the nine months ended September 30, 2019 and 2018, rent expense related to the A’cheng Lease approximately amounted $2,600 and $2,900, respectively. At September 30, 2019 and December 31, 2018, the unpaid rent was $Nil and $2,000, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expires on September 30, 2019. For the nine months ended September 30, 2019 and 2018, rent expense related to the Jixing Lease amounted $1,100 and $1,150, respectively. As of September 30, 2019 and December 31, 2018, the prepaid rent to Ms. Qi amounted to approximately $700 and $1,000, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The following summarized the Company’s due to related parties as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Zhiguo Wang and Guifang Qi	$498,002		$477,246
HBP	100,292		102,770
Total	$598,294	*	$580,016	*

*:	The amounts due to related parties bear no interest and are payable on demand.

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

The geographical distributions of the Company’s financial information for the nine months ended September 30, 2019 and 2018 were as follows:

	For the Nine months ended September 30,
Geographic Areas	2019	2018
Revenue
PRC	24,564,383	31,514,139
USA	205,694	376,604
Elimination Adjustment	(23,325)	-
Total Revenue	$24,746,752	$31,890,743

Income (Loss) from operations
PRC	$3,178,243	$4,925,873
USA	(424,549)	(1,427,087)
Total Income (Loss) from operations	$2,753,694	$3,498,786

Net income (loss)
PRC	$3,361,756	$4,237,913
USA	(364,658)	(2,856,537)
Total net income (loss)	$2,997,098	$1,381,376

The geographical distributions of the Company’s financial information for the three months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,
Geographic Areas	2019	2018
Revenue
PRC	604,204	13,830,161
USA	86,647	209,076
Elimination Adjustment	(23,325)	-
Total Revenue	$667,526	$14,039,237

Income (Loss) from operations
PRC	$1,067,778	$1,350,449
USA	4,441	(137,343)
Total Income (Loss) from operations	$1,072,219	$1,213,106

Net income (loss)
PRC	$1,138,524	$1,188,418
USA	45,109	(1,569,236)
Total net income (loss)	$1,183,633	$(380,818)

The geographical distribution of the Company’s financial information as of September 30, 2019 and December 31, 2018 were as follows:

	As of September 30,	As of December 31,
Geographic Areas	2019	2018
Long-term assets
PRC	$41,839,253	$35,866,829
USA	775,457	1,436,101
Total long-term assets	$42,614,710	$37,302,930

Reportable assets
PRC	$55,244,766	$50,107,147
USA	2,169,813	2,289,019
Elimination adjustment	(3,129,210)	(2,704,100)
Total reportable assets	$54,285,369	$49,692,066

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease

See future minimum lease payments in Note 9.

NOTE 14 - SUBSEQUENT EVENTS

On October 3, 2019 the Board of Directors approved to extend the expiration date of 5,000,000 options issued to Zhiguo Wang and 2,488,737 options issued to Guifang Qi from December 31, 2019 to December 31, 2021, and 200,000 options issued to William B. Barnett from October 11, 2019 to December 31, 2021.

On October 29, 2019, the Board of Directors approved 2019 Equity Incentive Plan and authorized an aggregate 5,000,000 shares of the Company’s Common Stock, subject to stock splits, recapitalizations and other adjustments, for issuance to all employees (including, without limitation, officers and directors who are also employees) of the Company or any subsidiary of the Company (each a “Subsidiary”), to any non-employee director, consultants and to independent contractors of the Company or any Subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any Subsidiary.

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the nine months ended September 30, 2019 and 2018, and consolidated financial conditions as of September 30, 2019 and December 31, 2018 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three and nine months ended September 30, 2019, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the three and nine months ended September 30, 2019, revenues from the PRC segment accounted for approximately 87.02% and 99.17% of consolidated revenue, respectively; revenues from USA segment accounted for approximately 12.98% and 0.83% of consolidated revenue, respectively.

For the three and nine months ended September 30, 2018, we operated in four reportable business segments: (1) the TCM raw materials segment, consisting of the production and sale of yew raw materials or yew tree extracts used in the manufacture of TCM; (2) the yew tree segment, consisting of the growth and sale of yew tree seedlings and mature trees; (3) the handicrafts segment, consisting of the manufacture and sale of handicrafts and furniture made of yew timber; and (4) the “Others” segment, consisting of the sales of yew candles, yew essence oil soaps, pine needle extracts, complex taxus cuspidate extract, and composite northeast yew extract. Our reportable segments are strategic business units that offer different products. The four business segments are managed separately based on the fundamental differences in their operations. All of the Company’s operations including the sales of yew candles, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and composite northeast yew extract are conducted in the PRC.

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

The Company’s revenues were mostly generated by HDS and in the PRC. The expenses ($543,576 and $1,535,544 for the nine months ended September 30, 2019 and 2018, respectively) incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of September 30, 2019, the Company had $627,744 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $19,000, including approximately $16,000 in cash at September 30, 2019. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of September 30, 2019, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the nine months ended September 30, 2019.

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

The Company accounts for share-based compensation awards to nonemployees in accordance with FASB ASC 718 and FASB ASC 505-50. Under FASB ASC 718 and FASB ASC 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the nine months ended September 30, 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues - third parties	$(16,652)	$8,003,644	$9,799,286	$8,178,314
Revenues - related parties	684,178	6,035,593	14,947,466	23,712,429
Total revenues	667,526	14,039,237	24,746,752	31,890,743
Cost of revenues - third parties	(224,076)	7,499,241	9,632,431	7,601,484
Cost of revenues - related parties	932,810	5,075,419	13,350,942	18,991,830
Total cost of revenues	708,734	12,574,660	22,983,373	26,593,314
Gross profit	(41,208)	1,464,577	1,763,379	5,297,429
Operating expenses	(1,113,427)	251,471	(990,315)	1,798,643
Income from operations	1,072,219	1,213,106	2,753,694	3,498,786
Other income (expenses)	70,481	(162,088)	253,958	(685,574)
Net income before income taxes	1,142,700	1,051,018	3,007,652	2,813,212
Income taxes	40,933	(1,431,836)	(10,554)	(1,431,836)
Net income	1,183,633	(380,818)	2,997,098	1,381,376
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,651,817)	(1,623,333)	(1,603,089)	(2,467,338)
Comprehensive income (loss)	$(468,184)	$(2,004,151)	$1,394,009	$(1,085,962)

Three and Nine months ended September 30, 2019 Compared to Three and Nine months ended September 30, 2018

Revenues

For the three months ended September 30, 2019, we had total revenues of $667,526, as compared to $14,039,237 for the three months ended September 30, 2018, a decrease of $13,371,711 or 95.25%. The decrease in total revenue was attributable to the decrease in revenues from sales of TCM raw materials and “Others”.

For the nine months ended September 30, 2019, we had total revenues of $24,746,752, as compared to $31,890,743 for the nine months ended September 30, 2018, a decrease of $7,143,991 or 22.40%. The decrease in total revenue was attributable to the decrease in revenues from sales of TCM raw materials to related parties, partially offset by increase in revenues from sales of “Others”.

Total revenue is summarized as follows:

	Three Months Ended September 30,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$766,763	$5,168,573	$(4,401,810)	(85.16)%
Handicrafts	1,049	212	837	394.81%
Others	(100,286)	8,870,452	(8,970,738)	(101.13)%
Total	$667,526	$14,039,237	$(13,371,711)	(95.25)%

	Nine months ended September 30,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$7,755,545	$19,917,303	$(12,161,758)	(61.06)%
Handicrafts	7,167	1,520	5,647	371.51%
Others	16,984,040	11,971,920	5,012,120	41.87%
Total	$24,746,752	$31,890,743	$(7,143,991)	(22.40)%

For the three months ended September 30, 2019 compared to September 30, 2018, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related parties, Yew Pharmaceutical and HDS Development. The increase in revenue of handicrafts was mainly attributable to the increase in market demand. The decrease in revenue of others was mainly attributable to lower demand in export market.

For the nine months ended September 30, 2019 compared to September 30, 2018, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related parties, Yew Pharmaceutical and HDS Development. The increase in revenue of handicrafts was mainly attributable to the increase in market demand. The increase in revenue of others was mainly attributable to the increase in demand of yew candles, pine needle extracts and handmade essential oil soaps.

Cost of Revenues

For the three months ended September 30, 2019, cost of revenues amounted to $708,734 as compared to $12,574,660 for the three months ended September 30, 2018, a decrease of $11,865,926 or 94.36%. For the three months ended September 30, 2019, cost of revenues accounted for 106.17% of total revenues compared to 89.57% of total revenues for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, cost of revenues amounted to $22,983,373 as compared to $26,593,314 for the nine months ended September 30, 2018, a decrease of $3,609,941 or 13.57%. For the nine months ended September 30, 2019, cost of revenues accounted for 92.87% of total revenues compared to 83.39% of total revenues for the nine months ended September 30, 2018.

Cost of revenues by product categories is as follows:

	Three Months Ended September 30,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$1,015,388	$4,236,907	$(3,221,519)	(76.03)%
Handicrafts	1,080	87	993	1,141.38%
Others	(307,734)	8,337,666	(8,645,400)	(103.69)%
Total	$708,734	$12,574,660	$(11,865,926)	(94.36)%

	Nine months ended September 30,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$6,159,705	$15,254,214	$(9,094,509)	(59.62)%
Handicrafts	2,055	1,328	727	54.73%
Others	16,821,613	11,337,772	5,483,841	48.37%
Total	$22,983,373	$26,593,314	$(3,609,941)	(13.57)%

The decrease in our cost of revenues for the three and nine months ended September 30, 2019 as compared to the three months and nine months ended September 30, 2018 was in line with the decrease in revenue.

Gross Profit

For the three months ended September 30, 2019, gross profit was $(41,208) as compared to $1,464,577 for the three months ended September 30, 2018, representing gross profit margins of (6.17)% and 10.43%, respectively. For the nine months ended September 30, 2019, gross profit was $1,763,379 as compared to $5,297,429 for the nine months ended September 30, 2018, representing gross profit margins of 7.13% and 16.61%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended September 30,			Nine months ended September 30,
	2019	2018	(Decrease) Increase	2019	2018	(Decrease) Increase
TCM raw materials	(32.43)%	18.03%	(50.46)%	20.58%	23.41%	(2.83)%
Handicrafts	(2.96)%	58.96%	(61.92)%	71.33%	12.63%	58.70%
Others	(206.86)%	6.01%	(212.87)%	0.96%	5.30%	(4.34)%
Total	(6.17)%	10.43%	(16.60)%	7.13%	16.61%	(9.48)%

The decrease in our overall gross profit margin for the three and nine month ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 were primarily attributable to the lower gross margin yields of TCM raw materials and “Others”.

Operating Expenses

For the three months ended September 30, 2019, operating expenses amounted to $(1,113,427), as compared to $251,471 for the three months ended September 30, 2018, a decrease of $1,364,898 or 542.77%. The decrease was mainly due to the decrease of Stock based compensation and bad debt recovery.

For the nine months ended September 30, 2019, operating expenses amounted to $(990,315) as compared to $1,798,643 for the nine months ended September 30, 2018, a decrease of $2,788,958 or 155.06%. The decrease was mainly due to the decrease of Stock based compensation and bad debt recovery.

Income from Operations

For the three months ended September 30, 2019, income from operations was $1,072,220, as compared to income from operations of $1,213,106 for the three months ended September 30, 2018, a decrease of $140,886, or 11.61%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials and “Others”.

For the nine months ended September 30, 2019, income from operations was $2,753,694, as compared to income from operations of $3,498,786 for the nine months ended September 30, 2018, a decrease of $745,092, or 21.30%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials and “Others”.

Other Income

For the three months ended September 30, 2019, total other income was $70,481 as compared to total other expense of $162,088 for the three months ended September 30, 2018. The increase was primarily attributable to the increase in exchange gain.

For the nine months ended September 30, 2019, total other income was $253,958 as compared to total other expense of $685,574 for the nine months ended September 30, 2018. The increase was primarily attributable to the increase in exchange gain.

Net Income

As a result of the factors described above, our net income was $1,183,633 or $0.02 (basic and diluted), for the three months ended September 30, 2019, as compared to net loss of $380,818 or $(0.01) (basic and diluted), for the three months ended September 30, 2018. As a result of the factors described above, our net income was $2,997,098 or $0.06 (basic and diluted), for the nine months ended September 30, 2019, as compared to net income of $1,381,376 or $0.03 (basic and diluted), for the nine months ended September 30, 2018.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2019, we reported an unrealized loss on foreign currency translation of $1,651,817, as compared to $1,623,333 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, we reported an unrealized loss on foreign currency translation of $1,603,089, as compared to $2,467,338 for the nine months ended September 30, 2018. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended September 30, 2019, comprehensive loss of $468,184 was derived from the sum of our net income of $1,183,633 with foreign currency translation loss of $1,651,817. For the three months ended September 30, 2018, comprehensive loss of $2,004,151 was derived from the sum of our net loss of $380,818 with foreign currency translation loss of $1,623,333.

For the nine months ended September 30, 2019, comprehensive income of $1,394,009 was derived from the sum of our net income of $2,997,098 with foreign currency translation loss of $1,603,089. For the nine months ended September 30, 2018, comprehensive loss of $1,085,962 was derived from the sum of our net income of $1,381,376 with foreign currency translation loss of $2,467,338.

Segment Information

For the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended September 30, 2019 and 2018 was as follows:

	For the three months September 30, 2019			For the three months September 30, 2018
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$(103,299)	$684,178	$580,879	$7,794,568	$6,035,593	$13,830,161

USA	86,647	-	86,647	209,076	-	209,076

Total revenues	$(16,652)	$684,178	$667,526	$8,003,644	$6,035,593	$14,039,237

Information with respect to these reportable business segments for the nine months ended September 30, 2019 and 2018 was as follows:

	For the nine months September 30, 2019			For the nine months September 30, 2018
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$9,593,592	$14,947,466	$24,541,058	$7,801,710	$23,712,429	$31,514,139

USA	205,694	-	205,694	376,604	-	376,604

Total revenues	$9,799,286	$14,947,466	$24,746,752	$8,178,314	$23,712,429	$31,890,743

During the three months ended September 30, 2019 and 2018, the revenue from PRC segment decreased $13,249,282 or 95.80% due to the decrease demand on market.

During the three months ended September 30, 2019 and 2018, the revenue from USA segment decreased $122,429 or 58.56%. The decrease in USA segment was due to the decrease in revenue from third parties, which was attributable to our China customers’ decreased oversea demand.

During the nine months ended September 30, 2019 and 2018, the revenue from PRC segment decreased $6,973,081 or 22.13% due to the decrease demand on market.

During the nine months ended September 30, 2019 and 2018, the revenue from USA segment decreased $170,910 or 45.38%. The decrease in USA segment was due to the decrease in revenue from third parties, which was attributable to our China customers’ decreased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2019 and December 31, 2018, we had cash balances of $627,744 and $521,670, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2018 to September 30, 2019:

Category	September 30, 2019	December 31, 2018	Change	Percentage change
Current assets:
Cash	$627,744	$521,670	$106,074	20.33%
Accounts receivable	7,692,600	17,167	7,675,433	44,710.39%
Accounts receivable - related parties	2,200,000	4,579,666	(2,379,666)	(51.96)%
Inventories	990,474	6,204,954	(5,214,480)	(84.04)%
Prepaid expenses - related parties	11,382	32,318	(20,936)	(64.78)%
Prepaid expenses and other assets	92,268	47,530	44,738	94.13%
VAT recoverables	56,191	985,831	(929,640)	(94.30)%
Current liabilities:
Accounts payable	82,322	268,359	(186,037)	(69.32)%
Accounts payable - related party	878,875	-	878,875	-%
Payable for acquisition of yew forests	295,852	-	295,852	-%
Payable for acquisition of yew forests - related party	340,702	-	340,702	-%
Advance from customers	140	145	(5)	(3.45)%
Advance from customers - related party	12,869	21,295	(8,426)	(39.57)%
Accrued expenses and other payables	155,981	244,043	(88,062)	(36.08)%
Taxes payable	143,848	189,617	(45,769)	(24.14)%
Due to related parties	598,294	580,016	18,278	3.15%
Short-term borrowings	8,039,381	5,758,517	2,280,864	39.61%
Current maturities of operating lease liabilities	24,389	-	24,389	-
Working capital:
Total current assets	$11,670,659	$12,389,136	$(718,477)	(5.80)%
Total current liabilities	10,572,653	7,061,992	3,510,661	49.71%
Working capital	$1,098,006	$5,327,144	$(4,229,138)	(79.39)%

Our working capital decreased by $4,229,138 to $1,098,006 at September 30, 2019, from working capital of $5,327,144 at December 31, 2018. This decrease in working capital is primarily attributable to:

●	an increase in accounts payable - related party of approximately $879,000

●	an increase in payable for acquisition of yew forests of approximately $296,000

●	an increase in payable for acquisition of yew forests - related party of approximately $341,000

●	an increase in short-term borrowings of approximately $2,281,000

●	a decrease in inventories of approximately $5,214,000

●	a decrease in accounts receivable- related party of approximately $2,380,000 partially offset by:

●	an increase in accounts receivable of approximately $7,675,000

For the nine months ended September 30, 2019, net cash flow provided by operating activities was $11,541,212, as compared to net cash flow provided by operating activities of $30,257,706 for the nine months ended September 30, 2018, a decrease of $18,716,494. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2019, net cash flow provided by operating activities was $11,541,211 was primarily attributable to:

●	net income of approximately $2,997,000 adjusted for the add-back of non-cash items, such as sale of yew forest assets as inventory of approximately 4,788,000, amortization of land use rights and yew forest assets of approximately $1,449,000, and bad debt recovery of approximately $1,896,000; and

●	Changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $7,983,000, a decrease in accounts receivable-related parties of approximately $4,197,000, a decrease in inventories of approximately $5,881,000, and an increase in accounts payable-related party of approximately $1,268,000.

For the nine months ended September 30, 2018, net cash flow provided by operating activities of $30,257,706 was primarily attributable to:

●	net income of approximately $1,381,400 adjusted for the add-back of non-cash items, such as depreciation of approximately $45,000, sale of yew forest assets as inventory of approximately $4,586,000 and stock-based compensation of approximately $1,068,000; and

●	Changes in operating assets and liabilities, such as a decrease in accounts receivable-related parties of approximately $14,874,000, a decrease in inventories, net of approximately $4,300,000, a decrease in accounts payable-related parties of approximately $342,000.

Partially offset by a decrease in VAT recoverable of approximately $944,000.

Net cash flow used in investing activities was approximately $14,024,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we have made payment in approximately $14,005,000 for purchase of yew forest assets, and in approximately $19,000 for purchase of property and equipment. Net cash flow used in investing activities was approximately $31,378,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we have made payment in approximately $31,357,000 for purchase of yew forest assets, and made prepayments for purchases of PPE of approximately $21,000.

Net cash flow provided by financing activities was approximately $2,519,000 for the nine months ended September 30, 2019 and consisted of proceeds of $10,543,000 from banks, and offset by repayments of approximately $8,045,000. Net cash flow provided by financing activities was approximately $676,000 for the nine months ended September 30, 2018 and consisted of proceeds of $7,332,000 from a bank, and offset by repayments of approximately $6,696,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2019 and December 31, 2018, approximately $44.9 million and $43.5 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation losses of $1,651,817 and of $1,623,333 for the three months ended September 30, 2019 and September 30, 2018, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

YEW BIO-PHARM GROUP, INC.

By:	/s/ MING LI
Ming Li
Chief Financial Officer

Date: November 14, 2019

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