Form 10-K
period 2019-12-31
Yew Bio-Pharm Group, Inc.
filed 2020-05-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2019 was approximately $3,265,050.

As of May 13, 2020, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

YEW BIO-PHARM GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

i

EXPLANATORY NOTE

On March 4, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak (the “SEC Order”). The SEC Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied.   Yew Bio-Pharm Group, Inc. (the “Company”) relied on the SEC Order to delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This has, in turn, delayed the Company’s ability to complete its financial statements and prepare the Report.

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

We believe that our business is built upon five unique components:

●	We have entered into several land use agreements with various parties, which provide the potential for us to grow a large number of yew trees on large areas of land over the next few decades, although we cannot currently estimate the number of trees we will grow or the total amount of land we will put into production over such period.

●	We employ proprietary, patented accelerated growth technology, the Asexual Reproduction Method, to bring yew trees to commercialization decades faster than growing yew trees naturally.

●	Because of our more productive and faster rate of yew cultivation, we have a sufficient supply of raw material to allow us to use the branches and leaves, rather than the bark, of yew trees, to sell to customers for the purpose of making TCM. The yew industry is highly regulated in the PRC because the yew tree is considered an endangered species. By harvesting only branches and leaves of yew trees we respond to both environmental sensitivities and regulations, because cutting the bark of the yew trees will damage the trees and stop it from growing new branches.

●	We have permits from the Heilongjiang provincial government to sell our yew trees and manufacture handicrafts using yew timber. We believe that we are one of only a handful of companies in the PRC with permissions to manufacture handicrafts using yew timber.

●	The TCM raw materials and yew tree business are tax-free in the PRC.

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

We provided various products: TCM raw materials, yew trees, handicrafts, yew candles, extracts and others. We sell TCM raw materials in the form of yew tree branches and leaves to our customers, primarily an affiliate, to manufacture TCM containing taxol.

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

We also derive revenue from the sale of yew seedlings and trees to state-owned enterprises and private businesses for reforestation in Heilongjiang Province and Jilin Province, in the northeastern China, as well as the sale of potted yew trees to retail customers. We also generate revenue from the sale of handicrafts, including furniture, made from yew timber. Additionally, we started to sell yew candles in the third quarter of 2015, and pine needle extracts in the fourth quarter of 2015. Most of our revenue is derived from the Chinese domestic market for the year ended December 31, 2019.

For the year ended December 31, 2019, revenues from the sale of TCM raw materials represented approximately 38,39% of consolidated revenue; sale of handicrafts represented approximately 0.56% of consolidated revenue; sale of extracts represented approximately 59.76% of consolidated revenue; and the sale of the others represented approximately 1.29% of consolidated revenue. For the year ended December 31, 2018, revenues from the sale of TCM raw materials represented approximately 62.47% of consolidated revenue (all of consolidated revenues from a related party); sale of handicrafts represented approximately 0.05% of consolidated revenue; sale of yew candles represented approximately 18.08% of consolidated revenue; sale of extracts represented approximately 18.27% of consolidated revenue; and the sale of the others represented approximately 1.13% of consolidated revenue.

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

YBP was incorporated in Nevada on November 5, 2007. YBP’s current executive office is located at 9460 Telstar Avenue Suite 6, El Monte, CA 91731, and our telephone number is (626) 401-9588. Our website is w ww.yewbiopharm.com . No part of our website is incorporated into this registration statement or any other report we file with the Securities and Exchange Commission.

Industry Overview

Since 1996, we have grown Japanese yew trees (also referred to in China as Northeast yew trees), taxus cuspidate , on mountain hillsides near Harbin and cultivate them in four nurseries we operate near Harbin. We have successfully cultivated more than eight million yew nursery seedlings in four nurseries. These nurseries occupy approximately 52,446 Mu (approximately 8,640 acres) of forested land. We currently have the capacity to grow up to two million yew nursery seedlings annually. We also have contractual rights to use an additional 1,000,000 Mu (approximately 166,667 acre) site in Wuchang, which land we currently do not utilize, and 20,730 Mu (approximately 3,415 acres) site in Qingan for future expansion of our yew tree growing operations.

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

We have entered into several land use agreements with various parties, which provide the potential for us to grow a large number of yew trees on approximately 1,038,443.5mu (approximately 171,070 acres) over the next few decades, although we cannot currently estimate the total number of trees we will grow or the total amount of land we will put into production over such period. Among these land use agreements, on March 21, 2004, we entered into a Joint-Stock Construct Rare Plant Northeast Yew Contract, or the Joint Venture Agreement, with the Heilongjiang Province Wuchang City Forestry Bureau, or the Wuchang Forestry Bureau, pursuant to which the Wuchang Forestry Bureau has given us access to 1,000,000 mu (approximately 166,667 acres) of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, we have permission to plant yew trees on this land from 2004 through 2034. Under the Joint Venture Agreement, any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Wuchang Forestry Bureau. We have not yet cultivated this land or generated any revenue under the Joint Venture Agreement. On June 14, 2018, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Qingan State-owned Forestry Bureau (the “Qingan Forest Bureau”), pursuant to which the Qingan Forest Bureau has given HDS access to 10,730 mu (approximately 1,768 acres) of forest land located in Qingan City to develop yew tree forests and produce yew seedlings and foliage. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2018 to 2038. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Qingan Forest Bureau. For the year ended December 31, 2019 the Company has not generated any revenues. On May 16, 2019, HDS entered into three Joint Venture Planting Agreements (the “Joint Venture Agreement”) with Qingan State-owned Forestry Bureau (the “Qingan Forest Bureau”), pursuant to which the Qingan Forest Bureau has given HDS access to 5,000 mu (approximately 824 acres) in total of forest land located in Qingan City to develop yew tree forests and produce yew seedlings and foliage. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2019 to 2049. Any profits from the planting of yew trees and other agriculture shall be distributed 70% to the Company and 30% to the Qingan Forest Bureau. For the year ended December 31, 2019 the Company has not generated any revenues. In March, 2020, HDS entered into two Joint Venture Planting Agreements (the “Joint Venture Agreement”) with Qingan State-owned Forestry Bureau (the “Qingan Forest Bureau”), pursuant to which the Qingan Forest Bureau has given HDS access to 5,000 mu (approximately 824 acres) in total of forest land located in Qingan City to develop yew tree forests and produce yew seedlings and foliage. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2020 to 2050. Any profits from the planting of yew trees and other agriculture shall be distributed 70% to the Company and 30% to the Qingan Forest Bureau. Because of the profit-sharing feature of these agreements, we presently intend to focus on cultivating yew trees on other land subject to existing and possibly future land use agreements as our priority for at least the next few years.

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

We cultivate the yew seedlings at our nurseries for at least three to four years. Most of the land we lease from various parties for the growth of yew trees is location in and around Harbin. We have entered into several land use agreements with various parties, which provide the potential for us to grow a large number of yew trees on large areas of land over the next few decades, although we cannot currently estimate the number of trees we will grow or the total amount of land we will put into production over such period. Among these land use agreements, pursuant to the Joint Venture Agreements, we have been granted permission to grow yew trees on up to 1,000,000 mu (approximately 166,667 acres) and to share profits 80% to the Company and 20% to the Wuchang Forestry Bureau, and 10,730 mu (approximately 1,768 acres) and to share profits 80% to the Company and 20% to the Qingan Forest Bureau, and 10,000 mu (approximately1,647 acres) and to share profits 70% to the Company and 30% to the Qingan Forest Bureau .. See Item 2, “Properties”.

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

Others

The others mainly includes the sales of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts. We started to sell yew candle products in the third quarter of 2015, pine needle extracts in the fourth quarter of 2015, yew essential oil soap in the fourth quarter of 2016, complex taxus cuspidate extract and composite northeast yew extract in the third quarter of 2017.

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

We sold our products to a relatively small number of customers. For the year ended December 31, 2019, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 38% of our consolidated revenue

●	GOLDEN PEACH TRAVEL SERVICE COMPANY LTD accounted for approximately 34% of our consolidated revenue

●	YIDA, accounted for approximately 26% of our consolidated revenue

For the year ended December 31, 2018, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 58% of our consolidated revenue

●	DMSU, accounted for approximately 18% of our consolidated revenue

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

Accordingly, the Company rectified this situation by obtaining shareholder approval at the Special Meeting on December 13, 2012 to issue a stock purchase option, each referred to as a Founder’s Option and collectively referred to as the Founders’ Options, to each of Mr. Wang and Madame Qi in an amount equal to the number of shares of YBP common stock that each of them then currently owned. The terms of the Founders’ Options are identical to each other except for the name of the optionee and the number of shares of YBP common stock subject to each such Founder’s Option. Those terms include:

●	the issuance of the Founders’ Options was subject to pre-issuance approval by our shareholders, which approval was obtained at the Special Meeting;

●	each Founder’s Option was fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years; the expiration date for each Founder’s Option is extended to December 31, 2021;

●	each Founder’s Option has a per share exercise price equal to the fair market value of a shares of YBP common stock on the date of grant, or $0.22 per share; and

●	each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The number of shares of YBP common stock subject to each Founder’s Option is as follows:

Number of Optionee	Number of Shares Subject to Founder’s Option
Zhioguo Wang	20,103,475
Guifang Qi	2,439,737

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

To the extent that the Founders’ Options are exercised, the number of shares of YBP common stock then held by each HDS Shareholder could as much as double, which would be highly dilutive to the other existing YBP shareholders. The following chart shows the maximum effect of this dilution assuming full exercise of each Founder’s Option for cash:

Shareholder	Number of Shares Presently Held	Percentage of Issued Shares Presently Held	Number of Shares Held Assuming Exercise of All Founders’ Options	Percentage of Issued Shares Following Exercise of All Founders’ Options
Zhiguo Wang	20,103,475	38.60%	25,103,475	42.15%
Guifang Qi	2,439,737	4.69%	4,928,474	8.27%
All HDS Shareholders as a group (2 persons)	22,543,212	43.60%	30,031,949	50.74%
All other existing shareholders	29,156,788	56.40%	29,156,788	49.26%
Total	51,700,000	100.00%	59,188,737	100.00%

See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

Employees

As of December 31, 2019, we had approximately 36 full-time employees. Our employees that work in China belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

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

For the year ended December 31, 2019, Yew Pharmaceutical accounted for approximately 100% of our TCM raw materials revenue and approximately 38% of our consolidated revenue. For the year ended December 31, 2018, Yew Pharmaceutical accounted for approximately 92% of our TCM raw materials revenue and approximately 58% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

●	Yew Pharmaceutical accounted for approximately 38% of our consolidated revenue

●	GOLDEN PEACH TRAVEL SERVICE COMPANY LTD accounted for approximately 34% of our consolidated revenue

●	YIDA, accounted for approximately 26% of our consolidated revenue

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

We owe certain amounts to related parties, including HBP, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2019, the aggregate amount of these payables was approximately $633,779 and as of December 31, 2018, the aggregate amount of these payables was approximately $580,016. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

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

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $4,000 for the year ended December 31, 2019 and $3,812 for the year ended December 31, 2018, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $10.7 million or 38% of our total revenue for year ended December 31, 2019 and $21.7 million or 58% of our total revenue for the year ended December 31, 2018, respectively; We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

We are considered a smaller reporting company and are exempt from certain disclosure requirements, which could make our stock less attractive to potential investors

Rule 12b-2 of the Exchange Act, as amended and effective September 10, 2018, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	Had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	In the case of an issuer who had a public float as calculated under paragraph (1) or (2) of this definition of less than $700 million or had no float and had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a “smaller reporting company” (in addition to and without regard to our status as an “emerging growth company”) (i) we are not required and may not include a “Discussion and Analysis” section in our proxy statements; (ii) we provide only 3 years of business development information; (iii) we provide fewer years of selected financial data in certain tables; and (iv) we have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which may make our stock less attractive to potential investors, which could make it even more difficult for you to sell your shares.”

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

Presently, Mr, Zhiguo Wang and Ms. Guifang Qi collectively own 22,543,212 shares, or 43.6%, of YBP’s common stock. Mr. Wang serves as the CEO and director of the Company, other than the chief financial officer, or CFO, position. Ms. Qi serves as the director and Secretary of the Company. Their Founders’ Options were approved by our shareholders at a special meeting of shareholders, or the Special Meeting, on December 13, 2012, and issued to them in December 2012. On September 12, 2017, the board unanimously approved to extend each Founder’s Option of Zhiguo Wang and Guifang Qi for two years to December 31, 2019, and subsequently extended to December 31, 2021 with reduced amount of options. As a result, Mr. Wang and Ms. Qi may, upon exercise, own as many as 30,031,949 shares, or 50.73%, of YBP’s common stock. In such event, Mr. Wang and Ms. Qi would have both effective and absolute control of the Company, allowing them, by themselves, to elect all directors of the Company and determine the outcome of most matters placed before the shareholders for action.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Office and Retail Space

The principal executive offices of YBP in the U.S. is located at 9460 Telstar Avenue, Suite 6, El Monte, California 91731. YBP lease this premise on a renewed 2-year lease at a monthly rent of approximately $4,000.

On July 1, 2012, JSJ entered into a lease for office space (the “JSJ Lease”) with the Company’s President, Zhiguo Wang, as lessor. Pursuant to the JSJ Lease, JSJ leases approximately 30 square meters of office space from Mr. Wang in Harbin, in the same premises used by HDS for its office space. Rent under the JSJ Lease is RMB 10,000 annually for a term of three years, expiring on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000. We believe that the rent is at or below market for the space we are occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

HDS leases approximately 20 square meters of an apartment (“Jixing Lease”) in the Nangang District of Harbin from Guifang Qi, a director of the Company and the wife of Zhiguo Wang. Pursuant to a Lease Contract dated October 1, 2016, the term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expires on September 30, 2019. Rent under the Jixing Lease is RMB 10,000 annually. We believe that the rent was at or below market for the space we were occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

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

On January 1, 2010, HDS leases approximately 93 square meters of office space in Xiangfang District (“Office Lease”) of Harbin from Zhiguo Wang, the CEO and CFO of the Company. Rent under the Office Lease is RMB 15,000 annually for a term of 25 years, expiring on December 31, 2025. We believe that the rent is at or below market for the space we are occupying. See Item 13, “Certain Relationships and Related Transactions, and Director Independence”.

On May 1, 2017, YBP rent an approximately 3,000 square foot supermarket in San Gabriel, California for product exhibition and promotion in California. The lease is on month by month basis and the monthly rent is $2,800.

As of December 31, 2019 and 2018, we had unpaid rent of $718 and $6,544, respectively to related parties pursuant to the JSJ Lease, Office Lease. As of December 31, 2019 and 2018, A cheng Lease described above and prepaid rent of $Nil and $1,818, respectively, to related parties pursuant to the Jixing Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 in Notes to Consolidated Financial Statements.

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

	High Bid	Low Bid

Fiscal Year Ended December 31, 2018	$0.42	$0.16

January 1 through March 31, 2019	$0.24	$0.15
April 1 through June 30, 2019	$0.17	$0.11
July 1 through September 30, 2019	$0.10	$0.07
October 1 through December 31, 2019	$0.12	$0.05

January 1 through March 31, 2020	$0.17	$0.06

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

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2019 and 2018, and consolidated financial conditions as of December 31, 2019, and December 31, 2018 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

Overview

We are a major grower and seller of yew trees and manufacturer of products made from yew trees, we also sell branches and leaves of yew trees for the manufacture of TCM containing taxol, which TCM has been approved in the PRC for use as a secondary treatment of certain cancers, meaning it must be administered in combination with other pharmaceutical drugs. The yew industry is highly regulated in the PRC because the Northeast yew tree is considered an endangered species. In the third quarter of 2016, we started to sell handmade yew-related products, such as yew essence oil soaps, yew candles and yew extracts.

For the years ended December 31, 2019 and 2018, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the year ended December 31, 2019 and 2018, revenues from the PRC segment accounted for approximately 98.73% and 98.96% of consolidated revenue; revenues from USA segment accounted for approximately 1.27% and 1.04% of consolidated revenue.

YBP’s revenues were mostly generated by HDS in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations, inventory write-down and other costs. As of December 31, 2019, YBP had approximately $800K assets and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ had no business operations and assets with a book value of approximately $9,000, including approximately $6,600in cash at December 31, 2019. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. For the year ended December 31, 2019, HYF had limited activities. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the year ended December 31, 2019.

In December 2019, COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include the United States and several European countries. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. To date, COVID-19 has not had a financial impact on the Company. However our business is slightly subject to the impact of the outbreak of the coronavirus (COVID-19) in China. The pandemics could resulted in increased travel restrictions, market downturns and changes in the behavior of the terminal customers of our products related to pandemic fears. In addition, our certain customers could decrease the demand on our products due to the outbreak of the COVID-19. The extent to which the coronavirus impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments to attempt to contain the coronavirus. Wider-spread COVID-19 in China and globally could cause decreases in or delays in spending and negatively impact our short-term ability to grow our revenues. Any decreased collectability of accounts receivable, or reduction of purchase orders could negatively impact our results of operations.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, allowance for obsolete inventory, and the classification of short and long-term inventory, the useful life of property and equipment and land use rights and yew forest assets, recovery of long-lived assets, write-down in value of inventory, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of the financial statements.

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

On January 1, 2019, the Company adopted ASU 2018-07, which substantially aligns stock-based compensation for employees and non-employees and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718. The Company used the modified prospective method of adoption. There was no cumulative effect of the adoption of ASC 718.

Operating leases

Prior to the adoption of ASC 842 on January 1, 2019:

Leases, mainly leases of offices, where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. The Company had no finance leases for any of the periods stated herein.

Upon and hereafter the adoption of ASC 842 on January 1, 2019:

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2019 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and(c) initial direct costs.

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

Collaborative arrangement

HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau on March 21, 2004 and certain Joint Venture Planting Agreements with Qingan State-owned Bureau (the “Qingan Forest Bureau”) in June 2018 and May 2019, respectively (see Note 16), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80% for the collaborative agreement with Wuchang City Forestry Bureau and Qingan State-owned Bureau dated in June 2018, and is 70% for the collaborative agreement with Qingan State-owned Bureau dated in May 2019. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2019 and 2018, the Company has not generated any revenues or activity from this collaborative agreement.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 was not applied to periods prior to adoption and the adoption had no impact on the Company's previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the year ended December 31, 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. These amendments align the accounting for share-based payment transactions with non-employees with accounting for share-based payment transactions with employees. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. This standard was effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of the guidance didn’t have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. These amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. Some of the amendments do not require transition guidance and were effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The adoption of the guidance didn’t have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For public business entities that meet the definition of an US Securities and Exchange(SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and requires the modified retrospective approach. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

Currency exchange rates

Our reporting currency is the U.S. dollar, and the functional currency of our operating subsidiaries and VIE is the RMB. All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Years Ended December 31,
	2019	2018
Revenues	$27,883,649	$37,596,942
Cost of revenues	27,109,518	26,872,694
Gross profit	774,131	10,724,248
Operating expenses	(237,388)	10,005,651
Income (loss) from operations	1,011,519	718,597
Other expenses	(14,799)	(547,855)
Income Tax	(11,214)	(1,493,183)
Net income (loss)	985,506	(1,322,441)
Other comprehensive income (loss):
Foreign currency translation adjustment	(544,809)	(2,352,663)
Comprehensive income (loss)	$440,697	$(3,675,104)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

For the year ended December 31, 2019, we had total revenues of $27,883,649, as compared to $37,596,942 for the year ended December 31, 2018, a decrease of $9,713,293 or 25.84%. The decrease in total revenue was attributable to the decrease in revenues from TCM raw materials and yew candles, partially offset by increase in revenues from sales of extracts.

Total revenue is summarized as follows:

	Years Ended December 31,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$10,705,727	$23,487,940	$(12,782,213)	(54.42)%
Handicrafts	155,132	19,707	135,425	687.19%
Yew candles	-	6,796,817	(6,796,817)	(100.00)%
Extracts	16,662,404	6,869,966	9,792,438	142.54%
Others	360,386	422,512	(62,126)	(14.70)%
Total	$27,883,649	$37,596,942	$(9,713,293)	(25.84)%

For the year ended December 31, 2019 compared to December 31, 2018, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related parties, Yew Pharmaceutical and HDS Development. The decrease in revenue of Yew candles was mainly attributable to the decrease in market demand. The increase in revenue of extracts was mainly attributable to the increase in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the year ended December 31, 2019, cost of revenues amounted to $27,109,518 as compared to $26,872,694 for the year ended December 31, 2018, an increase of $236,824 or 0.88%. For the year ended December 31, 2019, cost of revenues accounted for 97.22% of total revenues compared to 71.48% of total revenues for the year ended December 31, 2018.

Cost of revenues by product categories is as follows:

	Years Ended December 31,		Increase	Percentage
	2019	2018	(Decrease)	Change
TCM raw materials	$9,962,940	$12,449,587	$(2,486,647)	(19.97)%
Handicrafts	88,162	24,430	63,732	260.88%
Yew candles	-	6,754,633	(6,754,633)	(100.00)%
Extracts	16,624,332	6,416,974	10,207,358	159.07%
Others	434,084	1,227,070	(792,986)	(64.62)%
Total	$27,109,518	$26,872,694	$236,824	0.88%

The increase in our cost of revenues for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily a result of the increase in costs of revenue in extracts, partially offset by decreases in TCM raw materials and yew candles.

Gross Profit

For the year ended December 31, 2019, gross profit was $774,131 as compared to $10,724,248 for the year ended December 31, 2018, representing gross profit margins of 2.78% and 28.52%, respectively. Gross profit margins by categories are as follows:

	Years Ended December 31,
	2019	2018	Increase
TCM raw materials	6.94%	47.00%	(40.06)%
Handicrafts	43.17%	(23.97)%	67.14%
Yew candles	-%	0.62%	(0.62)%
Extracts	0.23%	6.59%	(6.36)%
Others	(20.45)%	(190.42)%	169.97%
Total	2.78%	28.52%	(25.74)%

The decrease in our overall gross profit margin for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to the lower gross margin yields of TCM raw materials and Extracts.

The decrease in our gross margin percentage related to the sale of TCM raw materials for the year ended December 31, 2019 as compared to the year ended December 31, 2018, was primarily attributable to the fact that conversion rate from Yew tree into yew foliage for the year ended December 31, 2019 was lower than it for the year ended December 31, 2018.

Operating Expenses

For the year ended December 31, 2019, operating expenses amounted to $(237,388), as compared to $10,005,651 for the year ended December 31, 2018, a decrease of $10,243,039 or 102.37%.

The decrease was mainly due to the fact that the Company had bad debt recovery and stock based compensation in the amount of $1,688,406 and $284,461, respectively, for the year ended December 31, 2019, compared with bad debt expense and stock based compensation $7,921,979 and $1,067,548, respectively, for the year ended December 31, 2018

Income from Operations

For the year ended December 31, 2019, income from operations was $1,011,519, as compared to income from operations of $718,597 for the year ended December 31, 2018, an increase of $292,922, or 40.76%. The decrease was primarily attributable to the reasons stated above.

Other Expenses

For the year ended December 31, 2019, total other expense was $14,799 as compared to total other expense was $547,855 for the year ended December 31, 2018. The decrease is mainly attributable to the increase of exchange gain, partially offset by the increase of interest expense.

Net Income

As a result of the factors described above, our net income was $985,506 or $0.02 per share (basic and diluted), for the year ended December 31, 2019, as compared to net loss of $1,322,441 or $0.03 per share (basic and diluted, respectively), for the year ended December 31, 2018.

Foreign Currency Translation Adjustment

For the year ended December 31, 2019, we reported an unrealized loss on foreign currency translation of $544,809, as compared to $2,352,663 for the year ended December 31, 2018. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS and HYF, is RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains or loss resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income (Loss)

For the year ended December 31, 2019, comprehensive income of $440,697 was derived from the sum of our net income of $985,506 and foreign currency translation loss of $544,809. For the year ended December 31, 2018, comprehensive loss of $3,675,104 was derived from the sum of our net loss of $1,322,441 and foreign currency translation loss of $2,352,663.

Segment Information

For the year ended December 31, 2019, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the years ended December 31, 2019 and 2018 was as follows:

	For the year ended December 31, 2019			For the year ended December 31, 2018
	Revenues- third parties	Revenues - related parties	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$9,678,548	$17,850,376	$27,528,924	$40,418	$37,165,694	$37,206,112

USA	354,725	-	354,725	390,830	-	390,830

Total revenues	$10,033,273	$17,850,376	$27,883,649	$431,248	$37,165,694	$37,596,942

During the years ended December 31, 2019 and 2018, the revenue from PRC segment was $27,528,924 and $37,206,112, respectively, decrease of $9,677,188 or 26.01% due to the decrease demand on PRC market. The decrease in PRC segment was mainly due to the decrease in revenue from related parties in the amount of $19,315,318, offset by the increase in revenue from third parties in the amount of $9,638,130.

During the years ended December 31, 2019 and 2018, the revenue from USA segment was $354,725 and $390,830, respectively, decrease of $36,105 or 9.24%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $36,105 attributable to our China customers’ decreased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2019 and 2018, we had cash balances of $742,294 and $521,670, respectively. These funds were primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2018 to December 31, 2019:

Category	December 31, 2019	December 31, 2018	Change	Percentage change
Current assets:
Cash	$742,294	$521,670	$220,624	42.29%
Accounts receivable	7,692,613	17,167	7,675,446	44,710.47%
Accounts receivable - related parties, net	193,000	4,579,666	(4,386,666)	(95.79)%
Inventories, net	2,637,389	6,204,954	(3,567,565)	(57.50)%
Prepaid expenses and other assets	51,140	47,530	3,610	(7.60)%
Prepaid expenses - related parties	5,829	32,318	(26,489)	81.96%
VAT recoverables	349,096	985,831	(636,735)	(64.59)%
Current liabilities:
Accounts payable	131,718	268,359	(136,641)	(50.92)%
Accounts payable - related parties	16,629	-	16,629	-%
Payable for acquisition of yew forests	788,741	-	788,741	-%
Advance from customer	50,071	145	49,926	34,431.72%
Advance from customer- related party	-	21,295	(21,295)	(100.00)%
Accrued expenses and other payables	150,309	244,043	(93,734)	(38.41)%
Taxes payable	116,440	189,617	(73,177)	(38.59)%
Due to related parties	633,779	580,016	53,763	9.27%
Short-term borrowing	8,541,517	5,758,517	2,783,000	48.33%
Current maturities of operating lease liabilities	52,104	-	52,104	-%
Working capital:
Total current assets	$11,671,361	$12,389,136	$(717,775)	(5.79)%
Total current liabilities	10,481,308	7,061,992	3,419,316	48.42%
Working capital	$1,190,053	$5,327,144	$(4,137,091)	(77.66)%

Our working capital decreased by $4,137,091 to $1,190,053 at December 31, 2019, from working capital of $5,327,144 at December 31, 2018. This decrease in working capital is primarily attributable to:

●	a decrease in accounts receivable - related parties of $4,386,666

●	a decrease in inventory, net of $3,567,565

●	an increase in short-term borrowing of $2,783,000

partially offset by:

●	an increase in accounts receivable, net of $7,675,446

For the year ended December 31, 2019, net cash flow provided by operating activities was $11,953,657, as compared to $32,466,961 for the year ended December 31, 2018, a decrease of $20,513,304. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2019, net cash flow provided by operating activities of $11,953,657 was primarily attributable to:

●	net income of approximately $985,506 adjusted for the add-back of non-cash items, such as stock-based compensation of $284,461, depreciation of $59,703, amortization of land use rights and yew forest assets of $1,753,676, amortization of intangible assets of 13,666, bad debt recovery of $1,688,406 , inventory write-down of $168,415, and sale of yew forest assets as inventory of $7,643,574 ; and

the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable-related parties of $6,052,985, and a decrease in inventories, net of $3,588,572.

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of $7,741,823.

For the year ended December 31, 2018, net cash flow provided by operating activities of $32,466,961 was primarily attributable to:

●	net loss of approximately $1,322,441 adjusted for the add-back of non-cash items, such as depreciation of approximately $74,955, amortization of land use rights and yew forest assets of $679,942, bad debt expense of $7,921,979 , inventory write-down of $936,021, sale of yew forest assets as inventory of $10,286,709 and stock-based compensation of $1,067,548; and

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

Net cash flow used in investing activities was approximately $15,000,000 for the year ended December 31, 2019. During the year ended December 31, 2019, we have purchase of property and equipment of approximately $26,000 and have made payment in approximately $14,700,000 for purchase of land use right and yew forest assets. Net cash flow used in investing activities was approximately $32,800,000 for the year ended December 31, 2018. During the year ended December 31, 2018, we have purchase of property and equipment of approximately $44,000 and have made payment in approximately $32,755,000 for purchase of land use right and yew forest assets.

Net cash flow provided by financing activities was approximately $2,900,000 for the year ended December 31, 2019 and consisted of repayment of short-term borrowings of approximately $9,060,000, and repayments to related party of 30,000, and proceeds of approximately $11,905,000 from bank loan. Net cash flow provided by financing activities was approximately $26,000 for the year ended December 31, 2018 and consisted of repayment of short-term borrowings of approximately $9,027,000, and proceeds of approximately $9,013,000 from bank loan, and proceeds from exercise of stock options of $40,000.

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

.

The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of December 31, 2019, and December 31, 2018, approximately $44.6 million and $43.5 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of December 31, 2019, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Years Ending December 31:

	Obligations
	Debt obligations	Operating lease	Total
2020	$8,541,517	77,784	8,619,301
2021		78,993	78,993
2022		80,054	80,054
2023		33,321	33,321
2024		29,059	29,059
Thereafter		235,929	235,929
Total	$8,541,517	535,140	9,076,657

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

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on those evaluations, which identified material weaknesses in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

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

We expect the material weaknesses will be remediated by the end of fiscal year 2020. Until such time, however, as these material weaknesses in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2019.

Remediation of Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2020. Specifically, we plan to recruit more accounting staff, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2020 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the material weaknesses we have identified in fiscal year 2019. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers as of December 31, 2019, and additional information concerning them are as follows:

Name	Age	Position
Zhiguo Wang	58	Chief Executive Officer, President, Chairman of the Board and Chief Financial Officer
Guifang Qi	58	Secretary and Director
Xuehai Wu	47	Director
Guoshuang Tian	57	Director
Yongchun Shi	56	Director
Chang Liu	42	Director
Xiefeng Liu	57	Director
Hailong Sun	39	Director
Hengjiang Pang	39	Director

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

Guoshuang Tian, Male, ethnic Han, born in July 1963 in Jilin Province. At present he holds the position of Dean of the Economics and Management School of Northeast Forestry University. Moreover, he has many other titles: in the school, he is Professor, Doctoral Supervisor, Postdoctoral Cooperation Supervisor, and Academic Leader of Heilongjiang Key Professional Accounting Major; in the society, he is the member of Agricultural and Forestry Economic Management Subject Appraisal Group of the State Council Academic Degree Committee, Vice president of China Forestry Economics association, Member of Accounting Society of China, Vice-general Secretary of Forestry Department of China Accounting Society, Expert of Agro forestry Ecological Expert Group of Heilongjiang Province Scientific Advisory Committee, Vice-chairman of Accounting Society of Heilongjiang Province, Vice-president of Heilongjiang Management Committee, Vice-president of Heilongjiang Application Economic Committee, Chief Editor of  Green Finance and Accounting . He was invited to attend many discussion meetings about the key policy of state-owned forest region economic and social development, and put forward a large number of comments and suggestions for the revitalization of the northeast, forestry enterprise transformation, accounting personnel training. He presided over more than 20 projects and subjects research, including National Natural Science Foundation of China(NSFC), Ph.D. Program Foundation of Ministry of Education, State Forestry Administration, project of Accounting Society of China, Audit Society of China, Heilongjiang Province Social and Scientific Fund, Heilongjiang Province Natural and Scientific Fund, Soft Scientific Project of Heilongjiang Province Science and Technology Department. He was also involved in 7 scientific researches supporting by National Social and Scientific Fund, the Ministry of Education Humanities and Social Science Fund, China Postdoctoral fund. He published more than 100 papers in core journals such as  Management World ,  EI  and  CSSCI,  had 15 published monographs. He won one first prize and several third prizes of the excellent scientific research achievements of Heilongjiang province social science. He has trained 23 doctoral students and over 130 postgraduates.

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

She has presided over two national social science fund projects, got funding from more than 20 foundations, such as Heilongjiang Philosophy and Social Science Fund, Heilongjiang Natural Science Fund, Heilongjiang Higher Education Teaching Reform Fund, Study Abroad Returned Fund of Heilongjiang Department of Science and Technology, Heilongjiang Postdoctoral Sustentation Fund, and Harbin Science and Technology Research Plan Fund. In the report,  Research on Chinese Peasant workers Returning home to Start-up under the Background of International Financial Crisis , she was the first person to comprehensively discuss how peasant workers started up their own business in home under the international financial crisis, through research and analysis for the future development of China’s regional economy, especially the rural areas, the report gave out detailed advises and suggestions, which was commented and praised by Wang Zuoshu, who was the member of Standing Committee of National People’s Congress and deputy director of National People’s Congress Culture and Public Health Committee. He presided over the project of Research on Credit Financing Problem of Heilongjiang Farmers’ Professional Cooperatives, funding by Heilongjiang Philosophy and Social Science Fund, and put out opinions and view points on speeding up the development of rural cooperative finance, being conducive to the establishment and development of farmers’ professional cooperatives financial service system. The research report was included in Heilongjiang Philosophy and Social science outstanding achievement guide. Her paper  Empirical Study of the Relationship between Dynamic Capabilities and Organizational Performance of Rural Financial Enterprises  was reprinted by National People’s Congress press on  Studies of the Agricultural Economy . The countermeasures put forward in the paper were adopted by Heilongjiang Agriculture Committee, and was awarded the first prize for the 14th social science excellent scientific research achievements in Heilongjiang province. The views of this paper have played a positive role on the reform and development of China’s rural financial system. She published more than 50 papers in core journals such as  Agricultural Economy Issues, CSSCI and so on,  had 5 published monographs. She has won two first prizes of the Excellent Scientific Research Achievements of Heilongjiang Social Science and a second prize of the Excellent Scientific Research Achievements of Heilongjiang Higher School Cultural and Public Science. He has trained 2 doctoral students and over 20 postgraduates.

Xiefeng Liu, Male, Age 55. From September 1978 to July 1981, Mr. Liu was a student at Mudanjiang Forestry School; Silviculture Major. From July 1981 to September 1985 he was a teacher at Mudanjiang Forestry and Technical College 09/1985-07/1988. From July 1997 to July 2000, Mr. Liu worked as a Director, Lecturer and Senior Lecturer for Mudanjiang Forestry and Technical College. From May 2005 to December 2017, he was Director of Admission Office at Heilongjiang River Forestry Vocational and Technical College and then from January 1 2018 until the present he was Director of Research Department at Heilongjiang River Forestry Vocational and Technical College

Hailong Sun, Male, born in September 1981. From July 2004, he is the teacher of Heilongjiang Forestry Vocational and Technical College. Mr. Sun graduated with a Bachelor degree from Northeast Forestry University (China) where he majored in gardens on 2004, and obtained his master degree from Northeast Forestry University (China) on 2009, where he majored in landscape garden area. Mr. Sun was granted award by Mudanjiang Science and Technology Bureau for Third Prize in Mudanjiang City Science and Technology Progress on 2010. He also has a few publications on academic journals from 2009 to 2016 such as “Study on the Application of Ornamental Grass in the Peony River Area”, “Study on Sustainable Management Technology of Natural Scenic Forest in Eastern Mountain Area of Liaoning Province” and so forth. Mr. Sun has three patents in China including “Electric Garden Repairer”, “Internet of Things Intelligent Greenhouse” and “A Tree Pruning”.

Hengjiang Pang has nearly 16 years of finance and accounting experiences in both Asia and North America. Mr. Pang joined Yew Bio-Pharm Group Inc. in 2013, when he served as North America Regional Manager to oversee the operations of the Company in North America. Prior to join Yew Bio-Pharm Group, Inc., Mr. Pang served a number of senior management roles in the companies including his 6-year tenure with HeJian Technology Co., Ltd. (subsidiary of UMC), Financial Controller of a private-equity company in Pasadena, California. Mr. Pang is also the President of Speedlight Consulting Services Inc., which is focus on the goal to assist companies going public in the USA, and maintain the public requirements from both SEC and other departments. Mr. Pang has successfully assisted several companies going public in the USA since 2016, which including the areas of real estate development, travelling business, hotel management, medical product development and hemp industry. Mr. Pang holds MBA degree from Keller Graduate School of Management at Devry University, Long Beach and a BA in Industrial Engineering from Northeastern University (China).

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

Board of Directors

Director Independence

The Board consists of nine members, of which Guoshuang Tian, Yongchun Shi, Chang Liu, Xiefeng Liu and Hailong Sun meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Meetings of the Board

Each of the directors attended 75% or more of the aggregate number of meetings of the Board in 2019.

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

Audit Committee

Our Audit Committee is comprised of three individuals, each of whom is an independent director and at least one of whom is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee does have a charter (which is reviewed annually) and perform several functions. The Audit Committee performs the following:

●	evaluate the independence and performance of, and assess the qualifications of, our independent auditor and engage such independent auditor;

●	approve the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;

●	monitor the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	review the financial statements to be included in our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and review with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and

●	oversee all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors.

Compensation Committee

Our Compensation Committee is comprised of three individuals, three of the members are independent directors.

The Compensation Committee does review or recommend the compensation arrangements for our management and employees and also assist our Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and perform several functions.

The Compensation Committee does have the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of three individuals, each of whom is an independent director.

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee has the authority to oversee the hiring of potential executive positions in our Company. The Nominating and Corporate Governance Committee has a charter (which will be reviewed annually) and performs several functions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2019, 2018and 2017. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhiguo Wang	2019	21,077	-	-	-	-	-	-	21,077
President,	2018	9,071	-	-	-	-	-	-	9,071
Chief Executive Officer	2017	6,216	-	-	-	-	-	-	6,216

Guifang Qi	2019	69,600	-	-	-	-	-	-	69,600
Treasurer, YBP and	2018	70,800	-	-	-	-	-	-	70,800
Vice General Manager, HDS	2017	69,600	-	-	-	-	-	-	69,600

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

The terms of each Founder’s Option are identical to each other except for the name of the optionee and the number of shares of the Company’s common stock subject to each such Founder’s Option. The principal terms of the Founders’ Options include the following:

●	each Founder’s Option is fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years from the date of issuance; the expiration date for each Founder’s Option is extended to December 31, 2021

●	each Founder’s Option is exercisable at $0.22 per share; and

●	each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2019.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Zhiguo Wang	5,000,000	-	-	0.22	12/31/2021	-	-	-	-
Guifang Qi	2,488,737	-	-	0.22	12/31/2021	-	-	-	-

We are authorized to issue up to 15,000,000 shares of common stock for grants under the 2012 Plan, which was adopted by our Board of Directors on September 25, 2012 and approved by our shareholders at the Special Meeting on December 13, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019,

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

The following table sets forth, as of May 13, 2020, the number of shares of our common stock owned of record and beneficially by all directors, executive officers, nominees for director and persons who beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Executive Officers:
Zhiguo Wang (2)(3) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	30,031,949	50.73%

Guifang Qi (2)(4) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	30,031,949	50.73%

Xuehai Wu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	200,000	*

Guoshuang Tian 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Chang Liu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Xiefeng Liu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Yongchun Shi 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Hengjiang Pang 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Hailong Sun 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

All Directors and Executive Officers and Nominees as a group (9 persons)	30,231,949	51.08%

*	less than 1%
(1)	Percentage ownership is based on 59,438,737 shares of YBP common stock deemed outstanding on December 31, 2019, assuming exercise of all outstanding Founders’ Options and granted Director’s Options, all of which are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Zhiguo Wang and Guifang Qi are husband and wife.
(3)	Consists of (i) 20,103,475 shares held by Mr. Wang; (ii) 2,439,737 shares held by Madame Qi; and (iii) 5,000,000 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days; and (iv) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days.
(4)	Consists of (i) 2,439,737 shares held by Madame Qi; (ii) 20,103,475 shares held by Mr. Wang; (iii) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days; and (iv) 5,000,000 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts as finished goods and then sells to third party and related party.

For the years ended December 31, 2019 and 2018, total revenues from Yew Pharmaceutical under the above agreement amounted to $10,705,727 and $21,673,772, and the corresponding cost of revenues amounted to $9,962,940 and $11,483,628, respectively. At December 31, 2019 and 2018, the Company had $0 and $1,408,321 accounts receivable from Yew Pharmaceutical, respectively.

For the years ended December 31, 2019 and 2018, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, wood ear mushroom extract, and pine needle extracts from Yew Pharmaceutical amounted to $13,299,780 and $22,454,476, respectively. For the years ended December 31, 2019 and 2018, the products purchased from Yew Pharmaceutical in the amount of $16,633,020 and $13,171,608 were sold and included in the total cost of revenues of $27,109,518 and $26,872,694, respectively. At December 31, 2019 and 2018, the Company had $16,629 and $0 accounts payable to Yew Pharmaceutical, respectively.

Transactions with HBP

For the year ended December 31, 2019, HBP paid off operation expense on behalf of HYF in the amount of $1,737. As of December 31, 2019 and 2018, HYF had due to HBP in the amount of $103,158 and $102,770, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

For the years ended December 31, 2019 and 2018, total revenue from HDS Development amounted to $Nil and $1,814,169. As of December 31, 2019 and 2018, the Company had $Nil and $981,618 accounts receivable, which were net of allowance for doubtful account $Nil and $763,481 from HDS Development, respectively. For the years ended December 31, 2019 and 2018, the Company recorded bad debt expense for HDS development in the amount of $Nil and $793,699, respectively.

Transactions with Jinguo Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets and yew seedlings from Jinguo Wang in the amount of $1,078,121 and $1,405,107, respectively. As of December 31, 2019 and 2018, the Company had no accounts payable to Jinguo Wang.

Transactions with Wonder Genesis Global Ltd.

For the years ended December 31, 2019 and 2018, total revenues from Wonder Genesis Global Ltd. amounted to $Nil and $2,552,148, and the corresponding cost of revenues amounted to $Nil and $2,535,264. At December 31, 2019 and 2018, the Company has no accounts receivable from Wonder Genesis Global Ltd.

Transactions with Lifeforfun Limited

For the years ended December 31, 2019 and 2018, total revenues from Lifeforfun Limited amounted to $Nil and $1,159,021. As of December 31, 2019 and 2018, the Company had $Nil and $1,080,919 accounts receivable, which were net of allowance for doubtful account $Nil and $74,448 from Lifeforfun Limited, respectively. For the years ended December 31, 2019 and 2018, the Company recorded bad debt expense for Lifeforfun Limited in the amount of $Nil and $77,395, respectively.

Transactions with DMSU

For the years ended December 31, 2019 and 2018, total revenues from DMSU amounted to $Nil and $6,869,966. The Company wrote off accounts receivable in the amount of $6,782,442 from DMSU due to being uncollectable for the year December 31, 2018. As of December 31, 2019 and 2018, the Company had no accounts receivable from DMSU. For the year ended December 31, 2019, the Company recovered approximately $1,034,000 of accounts receivable previously written off from DMSU. The amount 1,034,000 was recorded in bad debt recovery. For the year ended December 31, 2018, the Company recorded bad debt expense for DMSU in the amount of $7,050,885.

Transactions with YIDA

For the years ended December 31, 2019 and 2018, total revenues from YIDA amounted to $7,144,649 and $3,085,648. As of December 31, 2019 and 2018, the Company had $193,000 and $1,108,808 accounts receivable, which were net of allowance for doubtful account $193,000 and $Nil from YIDA, respectively.

Transactions with ZTC

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from ZTC in the amount of $2,121,880 and $6,458,773, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by ZTC, which amounted to $1,729,793 and $6,415,707, respectively. The differences between the actual contract price and carrying costs are recorded as additional paid-in capital in the amount of $392,087 and $43,066, respectively. As of December 31, 2019 and 2018, the Company had no balance payable to ZTC.

Transactions with Xinlin

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Xinlin in the amount of $148,396 and $2,582,469, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Xinlin, which amounted to $121,981 and $1,362,252, respectively. The differences between the actual contract price and carrying costs are recorded as additional paid-in capital in the amount of $26,415 and $1,220,217, respectively. As of December 31, 2019 and 2018, the Company had no balance payable to Xinlin.

Transactions with Zhiguo Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Zhiguo Wang in the amount of $Nil and $1,269,918, respectively. As of December 31, 2019 and 2018, the Company had no balance payable to Zhiguo Wang. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Zhiguo Wang, which amounted to $1,015,935. The difference of $253,983 between the actual contract price and carrying costs is recorded as additional paid-in capital.

Transactions with Weihong Zhang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Weihong Zhang in the amount of $789,032 and $Nil, respectively.

Transactions with Chunping Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Chunping Wang in the amount of $1,653,347 and $3,266,259, respectively.

Transactions with Xue Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Xue Wang in the amount of $157,054 and $1,863,756, respectively.

Transactions with Cai Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Cai Wang in the amount of $81,075 and $2,324,525, respectively.

Transactions with Jimin Lu

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Jimin Lu in the amount of $Nil and $2,137,937, respectively.

Loans Guaranteed

As of December 31, 2019 and 2018, the Company’s certain loans were guaranteed by related parties (see note 8).

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2019 and 2018, rent expense related to the ZTC Lease amounted to $23,519 and $24,559, respectively. At December 31, 2019 and 2018, prepaid rent to ZTC amounted to $5,829 and $29,530 which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2019 and 2018, rent expense related to the Office Lease amounted to approximately $2,200 and $2,300, respectively. As of December 31, 2019 and 2018, the Company had no unpaid rent related to the Office Lease.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the years ended December 31, 2019 and 2018, rent expense related to the JSJ Lease amounted to $1,448 and $1,512, respectively. As of December 31, 2019 and 2018, the unpaid rent was $718 and $6,544, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2019 and 2018, rent expense related to the A’cheng Lease amounted approximately $3,600 and $3,700, respectively. At December 31, 2019 and 2018, the prepaid rent was $Nil and $1,818, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expired on September 30, 2019. For the years ended December 31, 2019 and 2018, rent expense related to the Jixing Lease amounted $1,086 and $1,512, respectively. As of December 31, 2019 and 2018, the prepaid rent to Ms. Qi amounted to $Nil and $970 respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances and payables are usually short-term in nature, non-interest bearing, unsecured and payable on demand.

The following summarized the Company’s due to related parties as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Zhiguo Wang and Guifang Qi	$530,621	$477,246
HBP	103,158	102,770
Total	$633,779	$580,016

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

During 2018 and 2017, Simon & Edward, LLP and MaloneBailey, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2019, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2019.

	Years ended December 31,
	2019	2018

Audit Fees - MaloneBailey, LLP	$15,000	$26,000
Audit Fees - Simon & Edward, LLP	$110,000	$70,000
Audit-Related Fees	$-	$-
Tax Fees- Simon & Edward, LLP	$10,000	$10,000
All Other Fees	$-	$-
Total Fees	$135,000	$106,000

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with Simon & Edward, LLP independence as our auditors.

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

YEW BIO-PHARM GROUP, INC.

Date: May 14, 2020	By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Zhiguo Wang, Guifang Qi, Xuehai Wu, Guoshuang Tian, Chang Liu, Xiefeng Liu, Yongchun Shi, Hengjiang Pang and Hailong Sun, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhiguo Wang	Chief Executive Officer, President,	May 14, 2020
Zhiguo Wang	Chairman of the Board (Principal Executive Officer)

/s/ Zhiguo Wang	Chief Financial Officer	May 14, 2020
Zhiguo Wang	(Principal Accounting Officer)

/s/ Guifang Qi	Secretary	May 14, 2020
Guifang Qi	and Director

/s/ Xuehai Wu	Director	May 14, 2020
Xuehai Wu

/s/ Guoshuang Tian	Director	May 14, 2020
Guoshuang Tian

/s/ Chang Liu	Director	May 14, 2020
Chang Liu

/s/ Xiefeng Liu	Director	May 14, 2020
Xiefeng Liu

/s/ Yongchun Shi	Director	May 14, 2020
Yongchun Shi

/s/ Hengjiang Pang	Director	May 14, 2020
Hengjiang Pang

/s/ Hailong Sun	Director	May 14, 2020
Hailong Sun

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Yew Bio-Pharm Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yew Bio-Pharm Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

 /s/ Simon & Edward, LLP

Los Angeles, California

May 14, 2020

We have served as the Company’s auditor since 2018.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$742,294	$521,670
Accounts receivable	7,692,613	17,167
Accounts receivable - related parties, net of allowance for doubtful account $193,000 and $837,929	193,000	4,579,666
Inventories, net	2,637,389	6,204,954
Prepaid expenses - related parties	5,829	32,318
Prepaid expenses and other assets	51,140	47,530
VAT recoverables	349,096	985,831

Total Current Assets	11,671,361	12,389,136

LONG-TERM ASSETS:
Long-term inventories, net	1,579,615	1,824,128
Property and equipment, net	474,903	518,650
Intangible assets, net	32,325	45,359
Land use rights and yew forest assets, net	40,048,696	34,914,793
Operating lease right-of-use assets	399,817	-

Total Long-term Assets	42,535,356	37,302,930

Total Assets	$54,206,717	$49,692,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$131,718	$268,359
Accounts payable - related parties	16,629	-
Payable for acquisition of yew forests	788,741	-
Advance from customers	50,071	145
Advance from customers - related party	-	21,295
Accrued expenses and other payables	150,309	244,043
Taxes payable	116,440	189,617
Due to related parties	633,779	580,016
Short-term borrowings	8,541,517	5,758,517
Current maturities of operating lease liabilities	52,104	-

Total Current Liabilities	10,481,308	7,061,992

NONCURRENT LIABILITIES:
Taxes payable	1,088,194	1,202,741
Deferred income	892,375	340,294
Operating lease liabilities	351,145
Total Noncurrent Liabilities	2,331,714	1,543,035

Total Liabilities	12,813,022	8,605,027

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,700,000 and 52,075,000 shares issued and outstanding at December 31, 2019 and 2018)	51,700	52,075
Additional paid-in capital	9,819,828	9,953,494
Retained earnings	29,950,723	28,965,217
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income	(2,190,844)	(1,646,035)

Total Shareholders’ Equity	41,393,695	41,087,039

Total Liabilities and Shareholders’ Equity	$54,206,717	$49,692,066

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2019	2018
REVENUES:
Revenues	$10,033,273	$431,248
Revenues - related parties	17,850,376	37,165,694

Total Revenues	27,883,649	37,596,942

COST OF REVENUES:
Cost of revenues	10,002,609	1,241,279
Cost of revenues - related parties	17,106,909	25,631,415

Total Cost of Revenues	27,109,518	26,872,694

GROSS PROFIT	774,131	10,724,248

OPERATING EXPENSES:
Selling, general and administrative	1,166,557	1,016,124
Bad debt expense (recovery)	(1,688,406)	7,921,979
Stock-based compensation	284,461	1,067,548

Total Operating Expenses	(237,388)	10,005,651

INCOME (LOSS) FROM OPERATIONS	1,011,519	718,597

OTHER INCOME (EXPENSES):
Interest expense	(390,380)	(294,117)
Other income	57,386	84,012
Exchange gains (loss)	318,195	(337,750)

Total Other Expenses	(14,799)	(547,855)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	996,720	170,742
PROVISION FOR INCOME TAXES	(11,214)	(1,493,183)
NET INCOME(LOSS)	$985,506	$(1,322,441)

COMPREHENSIVE INCOME (LOSS):
NET INCOME(LOSS)	$985,506	$(1,322,441)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(544,809)	(2,352,663)

COMPREHENSIVE INCOME (LOSS)	$440,697	$(3,675,104)

NET INCOME(LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,760,616	51,965,411
Diluted	51,760,616	51,965,411

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2017	51,875,000	$51,875	$10,363,412	$30,287,658	$3,762,288	$706,628	$45,171,861
Issuance of common stock upon exercise of stock options	200,000	200	39,800				40,000

Stock-based compensation			1,067,548				1,067,548

Net loss for the year				(1,322,441)			(1,322,441)

Purchase of yew forest assets from entity under common control with price over carrying amount			(1,517,266)				(1,517,266)

Foreign currency translation adjustment						(2,352,663)	(2,352,663)

Balance, December 31, 2018	52,075,000	52,075	9,953,494	28,965,217	3,762,288	(1,646,035)	41,087,039
Cancellation of common stocks	(375,000)	(375)	375				-
Stock-based compensation			284,461				284,461

Purchase of yew forest assets from entity under common control with price over carrying amount			(418,502)				(418,502)
Net income for the year				985,506			985,506
Foreign currency translation adjustment						(544,809)	(544,809)

Balance, December 31, 2019	51,700,000	$51,700	$9,819,828	$29,950,723	$3,762,288	$(2,190,844)	$41,393,695

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$985,506	$(1,322,441)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(1,688,406)	7,921,979
Depreciation	59,703	74,955
Gain on disposal of property and equipment	(9,046)	-
Inventory write-down	168,415	936,021
Stock-based compensation	284,461	1,067,548
Amortization of land use rights and yew forest assets	1,753,676	679,942
Amortization of intangible assets	13,666	-
Sale of yew forest assets as inventory	7,643,574	10,286,709
Changes in operating assets and liabilities:
Accounts receivable	(7,741,823)	9,703,757
Accounts receivable - related parties	6,052,985	8,807,450
Prepaid expenses and other current assets	(623)	(11,811)
Prepaid expenses - related parties	26,294	22,670
Inventories	3,588,572	(6,076,549)
VAT recoverables	629,327	(857,075)
Accounts payable	(136,529)	(186,113)
Accounts payable - related parties	16,772	(49,495)
Accrued expenses and other payables	(91,545)	93,469
Advance from customer	50,358	151
Advance from customer-related party	(21,200)	22,138
Due to related parties	(4,054)	(33,128)
Taxes payable	(187,724)	1,386,784
Deferred income	561,298	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,953,657	32,466,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,950)	(43,494)
Purchase of intangible assets	(632)	(1,950)
Proceeds from disposal of property and equipment	12,758	-
Purchase of land use rights and yew forest assets	(14,655,364)	(32,754,910)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(14,669,188)	(32,800,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	11,905,059	9,013,268
Repayments of short-term borrowings	(9,059,529)	(9,026,930)
Proceeds from exercise of stock options	-	40,000
Proceeds from related parties	89,221
Repayments to related parties	(30,000)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,904,751	26,338

EFFECT OF EXCHANGE RATE ON CASH	31,404	(31,105)

NET INCREASE (DECREASE) IN CASH	220,624	(338,160)

CASH - Beginning of the year	521,670	859,830

CASH - End of the year	$742,294	$521,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$400,986	$290,778
Income taxes	$198,573	$114,899

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$1,737	$-
Payable for acquisition of yew forests	$795,547	$-
Reclassification of inventories to land use rights and yew forest assets	$-	$9,802,656

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

As of December 31, 2019, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (“HYF”), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company’s entrance into the organic food and functional beverage market. HYF had limited operation activities for the years ended December 31, 2019 and 2018.

On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (“MC”), in the State of California to sell yew oil candles and yew oil soaps in American market. MC had limited operation activities for the years ended December 31, 2019 and 2018. On July 26, 2016, YBP transferred its 49% equity interest in MC to HDS.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2019 and 2018, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	December 31, 2019	December 31, 2018
Assets
Cash	$688,863	$478,293
Accounts receivable	7,692,600	-
Accounts receivable - related parties, net of allowance for doubtful account $193,000 and 837,929	193,000	4,579,666
Inventories (current and long-term), net	2,991,237	6,567,144
Prepaid expenses and other assets	37,202	34,492
Prepaid expenses - related parties	5,829	32,318
Property and equipment, net	466,025	506,949
Long-term investment in MC	3,009,527	2,449,757
Land use rights and yew forest assets, net	40,048,696	34,914,793
Operating lease right of use	259,331	-
VAT recoverables	349,096	985,831
Total assets of VIE and its subsidiary	$55,741,406	$50,549,243

Liabilities
Accrued expenses and other payables	$131,420	$237,114
Accounts payable	7,605	10,410
Accounts payable-related parties	16,629	-
Payable for acquisition of yew forests	788,741	-
Advance from customer	50,071	145
Advance from customer-related party	-	21,295
Short-term borrowings	8,541,517	5,758,517
Operating lease liability- current	9,340	-
Operating lease liability- noncurrent	253,423	-
Deferred income	892,375	340,294
Due to related parties and VIE holding companies	614,265	658,501
Total liabilities of VIE and its subsidiary	$11,305,386	$7,026,276

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

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and Date of Incorporation	Registered Capital		Effective Ownership		Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$	100,000	100%		Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$	10,000	100%		Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB	45,000,000	Contractual arrangements		Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB	100,000	100	%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016			51	%(2)	Sales of yew oil candles and yew oil soaps

(1)	Wholly-owned subsidiary of HDS
(2)	51% owned by YBP and 49% owned by HDS

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

Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United State of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include allowance for accounts receivable, slow-moving and obsolete inventory, the classification of short and long-term inventory, the useful life of property and equipment and land use rights and yew forest assets, assumptions used in assessing impairment of long-term assets, write-down in value of inventory and the valuation of stock-based compensation.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and short-term borrowings, approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018.

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

At December 31, 2019 and 2018, the Company’s cash balances by geographic area were as follows:

	December 31, 2019		December 31, 2018
Country:
United States	$46,855	6.3%	$40,405	7.7%
China	695,439	93.7%	481,265	92.3%
Total cash	$742,294	100.0%	$521,670	100.0%

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2019, approximately $216,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $526,000 was not insured. As of December 31, 2018, approximately $200,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $330,000 was not insured.

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. As of December 31, 2019 and 2018, the Company has no cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2019 and 2018, the Company has an allowance for doubtful accounts in the amount of $193,000 and $837,929, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For years ended December 31, 2019 and 2018, the Company didn’t record any impairment charges on long-lived assets.

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

In general, the Company’s products within its segments are aligned according to the nature and economic characteristics of its products and provide meaningful disaggregation of each business segment’s results of operations. Disaggregation of revenue by business segment are included in Note 15 - SEGMENT INFORMATION.

Stock-based compensation

The Company accounts for stock options and other equity based compensation issued to employees in accordance with ASC 718 “Stock Compensation”. ASC 718 requires companies to measure the cost of services received in exchange for an award of an equity instrument based upon the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 “Equity-based payments to non-employees”. On January 1, 2019, the Company adopted ASU 2018-07, which substantially aligns stock-based compensation for employees and non-employees and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718. The Company used the modified prospective method of adoption. There was no cumulative effect of the adoption of ASC 718.

Advertising

Advertising is expensed as incurred and is included in selling expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (loss). The Company incurred $0 and $31,346 for the years ended December 31, 2019 and 2018, respectively.

Shipping costs

Shipping costs are expensed as incurred and included in operating expenses and amount to $6,590 and $13,351 for the years ended December 31, 2019 and 2018, respectively.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of salaries paid for the development and improvement of the Company’s products. Research and development costs of the years ended December 31, 2019 and 2018 were $0 and $0, respectively.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2019, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for agricultural products, 16% for handicraft products, yew essential oil soap, yew candles, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC for the year of 2019. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

Government grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries and VIEs of the Company. Government grants are recognized when received and all the conditions specified in the grants have been met. As of December 31, 2019 and 2018, the Company had government grants of $892,375 and $340,294, respectively, for afforestation that were recorded initially as deferred income and to be recognized over the periods and in the proportions in which amortization expense on the trees is recognized.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, and the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income (loss) for the years ended December 31, 2019 and 2018 amounted to $ (544,809) and $(2,352,663), respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements are as follows:

	2019	2018
Exchange rate on balance sheet dates:
USD: RMB exchange rate	6.9668	6.8764

Average exchange rate for the year
USD: RMB exchange rate	6.9072	6.6146

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

Comprehensive income

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2019 and 2018 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Operating leases

Prior to the adoption of ASC 842 on January 1, 2019:

Leases, mainly leases of offices, where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. The Company had no finance leases for any of the periods stated herein.

Upon and hereafter the adoption of ASC 842 on January 1, 2019:

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected to adopt the following lease policies in conjunction with the adoption of ASU 2016-02: (i) for leases that have lease terms of 12 months or less and does not include a purchase option that is reasonably certain to exercise, the Company elected not to apply ASC 842 recognition requirements; and (ii) the Company elected to apply the package of practical expedients for existing arrangements entered into prior to January 1, 2019 to not reassess (a) whether an arrangement is or contains a lease, (b) the lease classification applied to existing leases, and(c) initial direct costs.

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

Collaborative arrangement

HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau on March 21, 2004 and certain Joint Venture Planting Agreements with Qingan State-owned Bureau (the “Qingan Forest Bureau”) in June 2018 and May 2019, respectively (see Note 16), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80% for the collaborative agreement with Wuchang City Forestry Bureau and Qingan State-owned Bureau dated in June 2018, and is 70% for the collaborative agreement with Qingan State-owned Bureau dated in May 2019. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2019 and 2018, the Company has not generated any revenues or activity from this collaborative agreement.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 was not applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the year ended December 31, 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. These amendments align the accounting for share-based payment transactions with non-employees with accounting for share-based payment transactions with employees. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. This standard was effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of the guidance didn’t have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. These amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. Some of the amendments do not require transition guidance and were effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The adoption of the guidance didn’t have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For public business entities that meet the definition of an US Securities and Exchange(SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and requires the modified retrospective approach. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consisted of raw materials, work-in-progress, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2019 and 2018, inventories consisted of the following:

	December 31, 2019			December 31, 2018
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$16,761	$91,056	$107,817	$40,240	$92,801	$133,041
Finished goods	2,770,352	2,613,724	5,384,076	6,194,707	2,794,335	8,989,042
Yew seedlings	-	-	-		16,023	16,023
Total	2,787,113	2,704,780	5,491,893	6,234,947	2,903,159	9,138,106

Inventory write-down	(149,724)	(1,125,165)	(1,274,889)	(29,993)	(1,079,031)	(1,109,024)
Inventories, net	$2,637,389	$1,579,615	$4,217,004	$6,204,954	$1,824,128	$8,029,082

Inventories as of December 31, 2019 and 2018 consisted of the inventory purchased from related parties as follows:

	December 31,
	2019	2018
Inventories, net	$-	$182,905
Inventories - related parties, net	2,637,389	6,022,049
Total	$2,637,389	$6,204,954

	December 31,
	2019	2018
Long-term inventories, net	$395,032	$894,357
Long-term inventories - related parties, net	1,184,583	929,771
Total	$1,579,615	$1,824,128

During the year ended December 31, 2019 and 2018, inventories of yew seedlings in the amount of $Nil and $9,802,656, respectively, were reclassified into land use rights and yew forest assets as the Company changed the use of the inventories into productive assets.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Buildings and building improvements	$629,641	$637,920
Motor vehicles	498,137	576,434
Machinery and equipment	501,713	508,309
Office equipment	35,424	29,792
	1,664,915	1,752,455
Less: accumulated depreciation	(1,190,012)	(1,233,805)
Total property and equipment, net	$474,903	$518,650

For the years ended December 31, 2019 and 2018, depreciation expenses amounted to $59,703 and $74,955, respectively.

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

At December 31, 2019 and 2018, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2019	December 31, 2018
Land use rights and yew forest assets	15-50 years	$44,760,976	$37,927,492
Less: accumulated amortization		(4,712,280)	(3,012,699)
Land use rights and yew forest assets, net		$40,048,696	$34,914,793

	December 31,
	2019	2018
Land use rights, net	$243,877	$257,083
Yew forest assets, net	39,804,819	34,657,710
Land use rights and yew forest assets, net	$40,048,696	$34,914,793

During the years ended December 31, 2019 and 2018, the Company cut certain whole yew trees to process TCM raw materials. As the trees could no longer supply branches and leaves, their remaining carrying value in the amount of $7,643,574 and $10,286,709 was transferred to cost of revenues, respectively.

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ending December 31:	Land Use Right	Yew Forest Assets	Total Amortization
2020	$9,871	$1,728,817	$1,738,688
2021	9,871	1,728,817	1,738,688
2022	9,871	1,728,817	1,738,688
2023	9,871	1,728,817	1,738,688
2024	9,871	1,728,817	1,738,688
2025 and thereafter	194,522	31,160,734	31,355,256
Total, net	$243,877	$39,804,819	$40,048,696

NOTE 7 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

Provision for income taxes for the years ended December 31, 2019 and 2018 consisted of:

Year ended December 31, 2019	Federal	State	Foreign	Total
Current	$(9,889)	$-	$21,103	$11,214
Deferred	-	-	-	-
Total	$(9,889)	$-	$21,103	$11,214

Year ended December 31, 2018	Federal	State	Foreign	Total
Current	$1,492,831	$-	$352	$1,493,183
Deferred	-	-	-	-
Total	$1,492,831	$-	$352	$1,493,183

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carry-forward	$361,712	$67,520
Inventory write-down	311,536	196,564
Total	673,248	264,084
Valuation allowance	(673,248)	(264,084)
Net deferred tax assets	$-	$-

The Company, YBP, registered in the State of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 21%. $(9,889) and $1,492,831 of provision for income taxes for YBP has been made as of December 31, 2019 and 2018, respectively. No provision for income taxes for MC has been made as MC had no U.S. taxable income as of December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018, the provision for income taxes was $11,214 and $1,493,183, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
U.S. federal income tax rate	21.00%	21.00%
Tax rate difference	8.02%	63.12%
PRC tax exemption	(51.59)%	(397.43)%
Income tax from previous year	(0.99)%	0.21%
Income tax on undistributed earnings	-%	838.60%
GILTI tax	-%	35.72%
Others	2.12%	-%
Valuation allowance	22.57%	313.31%
Effective tax rate	1.13%	874.53%

For U.S. income tax purposes, the Company has cumulative undistributed earnings of foreign subsidiary and VIE of approximately $Nil million and $Nil million as of December 31, 2019 and 2018, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the year ended December 31, 2019. There was no impact of the revaluation to the current net income because it was fully offset by the valuation allowance that was recorded against the deferred tax asset. In addition, the Tax Act implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. In connection with the Tax Act, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects.

During the year ended December 31, 2018, the Company recognized a one-time transition tax of $1,431,835 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. For the years ended December 31, 2019 and 2018, $114,547 transition tax payment has been made.

As of December 31, 2019, the income tax payable, current and noncurrent were $116,440 and $1,088,194, respectively.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the year ended December 31, 2019 and 2018, GILTI tax expense of $nil and $60,996 was recorded, respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2019 and 2018.

In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2016.

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products, 17% and 16% for handicrafts, yew candles complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC prior to and after May 1, 2018, respectively. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company up to December 31, 2019. The company’s sales of yew candles, handmade essence oil soaps, and pine needle extracts and export products are under VAT tax-exempt treaty and thus are eligible for return of VAT-IN. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same fiscal year.

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

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide credit line of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. During the years ended December 31, 2019 and 2018, the Company obtained short-term loans from CEB in the total amount of $6,114,000 and $6,006,000 under this credit agreement, respectively and paid off in the total amount of $6,164,000 and $6,026,000, respectively. As of December 31, 2019 and 2018, the balance of loans borrowed from CEB was approximately $2,800,000 and $2,851,000, respectively. These loans carry interest rates ranging from 4.30% to 4.80% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided guarantees to the loan. On February 25, 2020, the Company entered into another credit agreement with CEB, pursuant to which CEB provide credit line of RMB20,000,000(approximately $2,880,000) to the Company for the period from February 25, 2020 to February 24, 2023.

On August 6, 2018, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,153,000), payable on August 5, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS paid off the loan in full on July 24, 2019.

On August 27, 2018, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $718,000), payable on August 26, 2019. The loan carries an interest rate of 5.4375% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS paid off the loan in full on August 14, 2019.

On May 13, 2019, HDS entered into a loan agreement with Postal Saving Bank of China, pursuant to which HDS obtained three bank loans in the amount of RMB7,300,000 (approximately $1,048,000) for the period from June 4, 2019 to June 3, 2020, RMB8,100,000 (approximately $1,163,000) for the period from June 11, 2019 to June 10, 2020, and RMB4,600,000 (approximately $660,000) for the period from July 2, 2019 to July 1, 2020. All of the three loans carry an interest rate of 5.2200% per annum and are payable monthly. Zhiguo Wang and his wife Madame Qi, collateralized their buildings and land use right with Postal Saving Bank of China to secure the loan. In addition, Zhiguo Wang and his wife Madame Qi, Yicheng Wang and Lei Zhang provided guarantees to the loans.

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,153,000 at December 31, 2019), payable on July 25, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

On August 20, 2019, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $718,000 at December 31, 2019), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan.

During the years ended December 31, 2019 and 2018, interest expense was $388,979 and $294,117, respectively.

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

On October 3, 2019 the Board approved to extend the expiration date of 5,000,000 options issued to Zhiguo Wang and 2,488,737 options issued to Guifang Qi from December 31, 2019 to December 31, 2021, and 200,000 options issued to William B. Barnett from October 11, 2019 to December 31, 2021. The Company treated these extension as modifications of the awards upon their extraordinary services rendered to the Company and recognized incremental compensation cost. The Company measured the incremental compensation cost as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. As a result of these modifications, the Company recognized incremental compensation cost of $284,461 in stock-based compensation expense during the year ended December 31, 2019, and the weighted average remaining contractual life was changed to 2 years.

The fair value of the Company’s option as of the date of grant for the year ended December 31, 2018 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
William B. Barnett	2.250	173%	0.87	-	40,434

The fair value of the Company’s option as of the date of revaluation upon modification on May 20, 2018 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
Before the modification
Zhiguo Wang	0.12	91%	1.77	-	434,763
Guifang Qi	0.12	91%	1.77	-	216,402
After the modification
Zhiguo Wang	1.62	168%	2.58	-	1,142,484
Guifang Qi	1.62	168%	2.58	-	568,669

The fair value of the Company’s option as of the date of revaluation upon modification on October 3, 2019 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
Before the modification
Zhiguo Wang	0.25	125%	1.70	-	9,285
Guifang Qi	0.25	125%	1.70	-	4,622
William B. Barnett	0.02	29%	1.78	-	0
After the modification
Zhiguo Wang	2.25	127%	1.39	-	194,285
Guifang Qi	2.25	127%	1.39	-	96,705
William B. Barnett	2.25	127%	1.39	-	7,378

Stock option activities for the years ended December 31, 2019 and 2018 are summarized in the following table.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of year	7,738,737	$0.22	24,872,212	$0.22
Issued	-	-		-
Exercised	-	-	200,000	0.20
Expired	-	-	16,933,475	0.22
Forfeited	-	-	-	-
Balance at end of year	7,738,737	$0.22	7,738,737	$0.22
Options exercisable at end of year	7,738,737	$0.22	7,738,737	$0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2019:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
$0.22-0.25	7,738,737	2.00	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value of $0, based upon the Company’s closing stock price of $0.075 as of December 31, 2019. Stock option expense recognized during the years ended December 31, 2019 and 2018 amounted to $284,461 and $1,067,548, respectively.

NOTE 10 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Net income (loss) available to common stockholders for basic and diluted net income per share of common stock	$985,506	$(1,322,441)
Weighted average common stock outstanding - basic	51,760,616	51,965,411
Effect of dilutive securities:
Stock options issued to directors/officers/employees	-	-
Weighted average common stock outstanding - diluted	51,760,616	51,965,411
Net income (loss) per common share - basic	$0.02	$(0.03)
Net income (loss) per common share - diluted	$0.02	$(0.03)

Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The anti-dilutive securities included options to purchase common shares are 5,492,421 and 1,892,508 on a weighted average basis for the years ended December 31, 2019 and 2018, respectively.

NOTE 11 - LEASES

The Company leases office space from third parties and related parties.

Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets represent the Company’s right to use the leased asset for the lease term and lease liabilities represent the obligation to make lease payments. The liability is calculated as the present value of the remaining minimum rental payments for existing operating leases using either the rate implicit in the lease or, if none exists, the Company’s incremental borrowing rate. The Company uses incremental borrowing rate at 6.44% annum. Lease expense for these leases is recognized on a straight-line basis over the lease term.

The components of lease expense consist of the following:

	Classification	For the Year Ended December 31, 2019
Operating lease cost	Selling, general and administrative expense	$128,664
Net lease cost		$128,664

Balance sheet information related to leases consists of the following:

	Classification	As of December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$399,817
Total leased assets		$399,817
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$52,104

Non-current portion
Operating lease liabilities	Operating lease liabilities	351,145
Total lease liabilities		$403,249

Weighted average remaining lease term
Operating leases		6.17 years

Weighted average discount rate
Operating leases		6.44%

Cash flow information related to leases consists of the following:

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127,127

The minimum future lease payments as of December 31, 2019 are as follows:

Years Ending December 31,	Operating Leases
2020	$77,784
2021	78,993
2022	80,054
2023	33,321
2024	29,059
Thereafter	235,929
Total lease payments	535,140
Less: Interest	(131,891)
Present value of lease liabilities	$403,249

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the years ended December 31, 2019 and 2018, customers accounting for 10% or more of the Company’s revenue were as follows:

	Revenue For the Years Ended		AR as of
	December 31,		December 31,
Customer	2019	2018	2019	2018
A (Yew Pharmaceutical, a related party)	38.39%	57.65%	-%	31.00%
B (HongKong YIDA Commerce Co., Limited, a related party)	25.62%	* %	2.45%	NA	%
C (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	34.13%	-	97.55%	-
D (DMSU, a related party)	-%	18.27%	-%	**	%

*	Less than 10%
**	The Company wrote off all of accounts receivable from DMSU as of December 31, 2018.

Suppliers

For the years ended December 31, 2019 and 2018, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Years Ended December 31,
Supplier	2019		2018
A (Yew Pharmaceutical, a related party)	47%		37%
Q (Heilongjiang Zishan Technology Co., Ltd., a related party)	*	%	12%

No significant account payable as of December 31, 2019 and 2018.

NOTE 13 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS

Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director.

DMSU Digital Technology Limited(“DMSU”)	Significantly influenced by the Company

HongKong YIDA Commerce Co., Limited(“YIDA”)	Significantly influenced by the Company

LIFEFORFUN LIMITED	Significantly influenced by the Company

Jinguo Wang	Management of HDS and Legal person of Xinlin

Zhiguo Wang	Principal shareholder and CEO of the Company

Guifang Qi	Principal shareholder and the wife of CEO

Cai Wang	Employee of the Company

Weihong Zhang	Employee of the Company

Xue Wang	Employee of the Company

Chunping Wang	Employee of the Company

Jimin Lu	Employee of the Company

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, and pine needle extracts as finished goods and then sells to third party and related party.

For the years ended December 31, 2019 and 2018, total revenues from Yew Pharmaceutical under the above agreement amounted to $10,705,727 and $21,673,772, and the corresponding cost of revenues amounted to $9,962,940 and $11,483,628, respectively. At December 31, 2019 and 2018, the Company had $0 and $1,408,321 accounts receivable from Yew Pharmaceutical, respectively.

For the years ended December 31, 2019 and 2018, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, wood ear mushroom extract, and pine needle extracts from Yew Pharmaceutical amounted to $13,299,780 and $22,454,476, respectively. For the years ended December 31, 2019 and 2018, the products purchased from Yew Pharmaceutical in the amount of $16,633,020 and $13,171,608 were sold and included in the total cost of revenues of $27,109,518 and $26,872,694, respectively. At December 31, 2019 and 2018, the Company had $16,629 and $0 accounts payable to Yew Pharmaceutical, respectively.

Transactions with HBP

For the year ended December 31, 2019, HBP paid off operation expense on behalf of HYF in the amount of $1,737. As of December 31, 2019 and 2018, HYF had due to HBP in the amount of $103,158 and $102,770, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with HDS Development

For the years ended December 31, 2019 and 2018, total revenue from HDS Development amounted to $Nil and $1,814,169. As of December 31, 2019 and 2018, the Company had $Nil and $981,618 accounts receivable, which were net of allowance for doubtful account $Nil and $763,481 from HDS Development, respectively. For the years ended December 31, 2019 and 2018, the Company recorded bad debt expense for HDS development in the amount of $Nil and $793,699, respectively.

Transactions with Jinguo Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets and yew seedlings from Jinguo Wang in the amount of $1,078,121 and $1,405,107, respectively. As of December 31, 2019 and 2018, the Company had no accounts payable to Jinguo Wang.

Transactions with Wonder Genesis Global Ltd.

For the years ended December 31, 2019 and 2018, total revenues from Wonder Genesis Global Ltd. amounted to $Nil and $2,552,148, and the corresponding cost of revenues amounted to $Nil and $2,535,264. At December 31, 2019 and 2018, the Company has no accounts receivable from Wonder Genesis Global Ltd.

Transactions with Lifeforfun Limited

For the years ended December 31, 2019 and 2018, total revenues from Lifeforfun Limited amounted to $Nil and $1,159,021. As of December 31, 2019 and 2018, the Company had $Nil and $1,080,919 accounts receivable, which were net of allowance for doubtful account $Nil and $74,448 from Lifeforfun Limited, respectively. For the years ended December 31, 2019 and 2018, the Company recorded bad debt expense for Lifeforfun Limited in the amount of $Nil and $77,395, respectively.

Transactions with DMSU

For the years ended December 31, 2019 and 2018, total revenues from DMSU amounted to $Nil and $6,869,966. The Company wrote off accounts receivable in the amount of $6,782,442 from DMSU due to being uncollectable. As of December 31, 2019 and 2018, the Company had no accounts receivable from DMSU. For the year ended December 31, 2019, the Company recovered approximately $1,034,000 of accounts receivable previously written off from DMSU. The amount 1,034,000 was recorded in bad debt recovery. For the year ended December 31, 2018, the Company recorded bad debt expense for DMSU in the amount of $7,050,885.

Transactions with YIDA

For the years ended December 31, 2019 and 2018, total revenues from YIDA amounted to $7,144,649and $3,085,648. As of December 31, 2019 and 2018, the Company had $193,000 and $1,108,808 accounts receivable, which were net of allowance for doubtful account $193,000 and $Nil from YIDA, respectively.

Transactions with ZTC

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from ZTC in the amount of $2,121,880 and $6,458,773, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by ZTC, which amounted to $1,729,793 and $6,415,707, respectively. The differences between the actual contract price and carrying costs are recorded as additional paid-in capital in the amount of $392,087 and $43,066, respectively. As of December 31, 2019 and 2018, the Company had no balance payable to ZTC.

Transactions with Xinlin

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Xinlin in the amount of $148,396 and $2,582,469, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Xinlin, which amounted to $121,981 and $1,362,252, respectively. The differences between the actual contract price and carrying costs are recorded as additional paid-in capital in the amount of $26,415 and $1,220,217, respectively. As of December 31, 2019 and 2018, the Company had no balance payable to Xinlin.

Transactions with Zhiguo Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Zhiguo Wang in the amount of $Nil and $1,269,918, respectively. As of December 31, 2019 and 2018, the Company had no balance payable to Zhiguo Wang. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Zhiguo Wang, which amounted to $1,015,935. The difference of $253,983 between the actual contract price and carrying costs is recorded as additional paid-in capital.

Transactions with Weihong Zhang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Weihong Zhang in the amount of $789,032 and $Nil, respectively.

Transactions with Chunping Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Chunping Wang in the amount of $1,653,347 and $3,266,259, respectively.

Transactions with Xue Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Xue Wang in the amount of $157,054 and $1,863,756, respectively.

Transactions with Cai Wang

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Cai Wang in the amount of $81,075 and $2,324,525, respectively.

Transactions with Jimin Lu

For the years ended December 31, 2019 and 2018, HDS purchased yew forest assets from Jimin Lu in the amount of $Nil and $2,137,937, respectively.

Loans Guaranteed

As of December 31, 2019 and 2018, the Company’s certain loans were guaranteed by related parties (see note 8).

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2019 and 2018, rent expense related to the ZTC Lease amounted to $23,519 and $24,559, respectively. At December 31, 2019 and 2018, prepaid rent to ZTC amounted to $5,829 and $29,530 which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2019 and 2018, rent expense related to the Office Lease amounted to approximately $2,200 and $2,300, respectively. As of December 31, 2019 and 2018, the Company had no unpaid rent related to the Office Lease.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the years ended December 31, 2019 and 2018, rent expense related to the JSJ Lease amounted to $1,448 and $1,512, respectively. As of December 31, 2019 and 2018, the unpaid rent was $718 and $6,544, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2019 and 2018, rent expense related to the A’cheng Lease amounted approximately $3,600 and $3,700, respectively. At December 31, 2019 and 2018, the prepaid rent was $Nil and $1,818, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company leased an apartment the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expired on September 30, 2019. For the years ended December 31, 2019 and 2018, rent expense related to the Jixing Lease amounted $1,086 and $1,512, respectively. As of December 31, 2019 and 2018, the prepaid rent to Ms. Qi amounted to $Nil and $970 respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances and payables are usually short-term in nature, non-interest bearing, unsecured and payable on demand.

The following summarized the Company’s due to related parties as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Zhiguo Wang and Guifang Qi	$530,621	$477,246
HBP	103,158	102,770
Total	$633,779	$580,016

NOTE 14 - STATUTORY RESERVES

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

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2019 and 2018, the Company appropriated to the statutory surplus reserve in the amount of $0. The accumulated balance of the statutory reserve of the Company as of December 31, 2019 and 2018 was $3,762,288.

NOTE 15 - SEGMENT INFORMATION

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

The geographical distributions of the Company’s financial information for the year ended December 31, 2019 and 2018 were as follows:

	For the Years Ended December 31,
Geographic Areas	2019	2019
Revenue
PRC	$27,552,181	$37,206,112
USA	354,725	390,830
Elimination Adjustment	(23,257)	-
Total Revenue	$27,883,649	$37,596,942

Income (Loss) from operations
PRC	$2,047,256	$3,242,250
USA	(1,031,772)	(2,523,653)
Elimination Adjustment	(3,965)	-
Total Income (Loss) from operations	$1,011,519	$718,597

Net income (loss)
PRC	$1,977,627	$2,694,043
USA	(988,156)	(4,016,484)
Elimination Adjustment	(3,965)	-
Total net income (loss)	$985,506	$(1,322,441)

The geographical distribution of the Company’s financial information as of December 31, 2019 and 2018 were as follows:

	As of December 31,
Geographic Areas	2019	2018
Long-term assets
PRC	$44,547,842	$35,866,829
USA	1,363,586	1,436,101
Elimination adjustment	(3,376,072)	-
Total long-term assets	$42,535,356	$37,302,930

Reportable assets
PRC	$55,407,391	$50,107,147
USA	2,146,518	2,289,019
Elimination adjustment	(3,347,192)	(2,704,100)
Total reportable assets	$54,206,717	$49,692,066

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

NOTE 16 - JOINT VENTURE AGREEMENT FOR PLANTING OF YEW TREES

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2004 to 2034. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the years ended December 31, 2019 and 2018, the Company has not generated any revenues or activity on this land.

On June 14, 2018, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Agreement”) with Qingan State-owned Forestry Bureau (the “Qingan Forest Bureau”), pursuant to which the Qingan Forest Bureau has given HDS access to 10,730 mu of forest land located in Qingan City to develop yew tree forests and produce yew seedlings and foliage. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2018 to 2038. Any profits from the planting of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Qingan Forest Bureau. For the year ended December 31, 2019 the Company has not generated any revenues.

On May 16, 2019, HDS entered into three Joint Venture Planting Agreements (the “Joint Venture Agreement”) with Qingan State-owned Forestry Bureau (the “Qingan Forest Bureau”), pursuant to which the Qingan Forest Bureau has given HDS access to 5,000 mu in total of forest land located in Qingan City to develop yew tree forests and produce yew seedlings and foliage. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2019 to 2049. Any profits from the planting of yew trees and other agriculture shall be distributed 70% to the Company and 30% to the Qingan Forest Bureau. For the year ended December 31, 2019 the Company has not generated any revenues.

NOTE 17 - SUBSEQUENT EVENT

On January 30, 2020, Yicheng Wang entered into a loan agreement with the Company, pursuant to which the Company lent RMB600,000 to Yicheng Wang for the period from January 30, 2020 to January 29, 2021 at the interest rate of 5%. On February 24 and 25, 2020, Yicheng Wang paid off RMB200,000 and RMB400,000 to the Company, respectively.

On February 25, 2020, the Company entered into a credit agreement with CEB, pursuant to which CEB provide credit line of RMB20,000,000(approximately $2,880,000) to the Company for the period from February 25, 2020 to February 24, 2023.

In March, 2020, HDS entered into two Joint Venture Planting Agreements (the “Joint Venture Agreement”) with Qingan State-owned Forestry Bureau (the “Qingan Forest Bureau”), pursuant to which the Qingan Forest Bureau has given HDS access to 5,000 mu in total of forest land located in Qingan City to develop yew tree forests and produce yew seedlings and foliage. Pursuant to the Joint Venture Agreement, the Company is required to plant yew trees on this land from 2020 to 2050. Any profits from the planting of yew trees and other agriculture shall be distributed 70% to the Company and 30% to the Qingan Forest Bureau.

On March 18, 2020, the Company established a subsidiary, Harbin Jingchibai Bio-Technology Development Co., Limited (“JCB”), accounting for 51% of equity interest incorporated in Harbin city, Heilongjiang province, China. The total registered capital is RMB1 million. As of the filing date, the registered capital has not been paid.

On May 1, 2020, the Company got a Promissory Note (the “Note”) in the amount of $70,920 approved from the Paycheck Protection Program (the “PPP Loan”) through Bank of America (the “Lender”). The PPP loan is a loan program of U.S. Small Business Administration (the “SBA”) designated to provide a direct incentive for small business to keep their workers on the payroll due to the COVID-19 crisis. The interest rate on this Note is a fixed rate of 1.00% per annum. The Company will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on that date that is two years after the date of this Note (“Maturity Date”). In addition, the Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on that date that is seven months after the date of this Note, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial six months of the loan period will be deferred to and payable on the Maturity Date. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal.

According to SBA’s PPP description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). Loan payments will also be deferred for six months. No collateral or personal guarantees are required. Neither the government nor lenders will charge small businesses any fees. Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease.

The Company received the amount of $70,920 from Bank of America on May 4, 2020.