Form 10-Q
period 2020-03-31
Yew Bio-Pharm Group, Inc.
filed 2020-06-29
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of June 26, 2020, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities & Exchange Commission (“SEC”) on May 14, 2020.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$377,649	$742,294
Accounts receivable	7,435,599	7,692,613
Accounts receivable - related parties, net of allowance for doubtful account $193,000 and $193,000	713,042	193,000
Inventories, net	2,570,465	2,637,389
Prepaid expenses - related parties	-	5,829
Prepaid expenses and other assets	162,506	51,140
VAT recoverables	343,522	349,096

Total Current Assets	11,602,783	11,671,361

LONG-TERM ASSETS:
Long-term inventories, net	1,459,256	1,579,615
Property and equipment, net	459,067	474,903
Intangible assets, net	31,175	32,325
Land use rights and yew forest assets, net	37,903,063	40,048,696
Long-term advance to suppliers for yew forest assets	582,301	-
Long-term advance to suppliers – related parties for yew forest assets	393,645	-
Operating lease assets	382,416	399,817

Total Long-term Assets	41,210,923	42,535,356

Total Assets	$52,813,706	$54,206,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$123,223	$131,718
Accounts payable – related parties	-	16,629
Payable for acquisition of yew forests	429,200	788,741
Advance from customers	112,709	50,071
Accrued expenses and other payables	192,861	150,309
Taxes payable	115,256	116,440
Due to related parties	621,141	633,779
Short-term borrowings	8,141,351	8,541,517
Operating lease liabilities, current	74,611	52,104

Total Current Liabilities	9,800,352	10,481,308

NONCURRENT LIABILITIES:
Taxes payable, noncurrent	1,088,194	1,088,194
Long-term deferred income	877,166	892,375
Operating lease liabilities, noncurrent	318,931	351,145
Total Noncurrent Liabilities	2,284,291	2,331,714

Total Liabilities	12,084,643	12,813,022

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock: $0.001 par value; 140,000,000 shares authorized; 51,700,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	51,700	51,700
Additional paid-in capital	9,819,828	9,819,828
Retained earnings	30,102,135	29,950,723
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive loss	(3,006,888)	(2,190,844)

Total Shareholders’ Equity	40,729,063	41,393,695

Total Liabilities and Shareholders’ Equity	$52,813,706	$54,206,717

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31
	2020	2019
REVENUES:
Revenues	$21,789	$33,481
Revenues – related parties	2,007,393	11,480,523

Total Revenues	2,029,182	11,514,004

COST OF REVENUES:
Cost of revenues	41,366	26,668
Cost of revenues – related parties	1,545,561	10,328,807

Total Cost of Revenues	1,586,927	10,355,475

GROSS PROFIT	442,255	1,158,529

OPERATING EXPENSES:
Selling, general and administrative	281,527	294,971
Bad debt expense	3,340	318,284
Stock-based compensation	-

Total Operating Expenses	284,867	613,255

INCOME FROM OPERATIONS	157,388	545,274

OTHER INCOME (EXPENSES):
Interest expense	(111,977)	(88,709)
Other income	13,490	43,017
Exchange gains (loss)	92,511	(100,934)

Total Other Expenses	(5,976)	(146,626)

INCOME BEFORE PROVISION FOR INCOME TAXES	151,412	398,648
PROVISION FOR INCOME TAXES	-	(21,606)
NET INCOME	$151,412	$377,042

COMPREHENSIVE INCOME (LOSS):
NET INCOME	$151,412	$377,042
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(816,044)	1,024,884

COMPREHENSIVE (LOSS) INCOME	$(664,632)	$1,401,926

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,700,000	52,012,729
Diluted	51,700,000	52,116,189

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,412	$377,042
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	3,340	318,284
Depreciation and amortization	8,649	15,216
Inventory reserves	69,757	-
Amortization of land use rights and yew forest assets	613,811	2,665,955
Sale of yew forest assets as inventory	950,431	-
Changes in operating assets and liabilities:
Accounts receivable	127,847	17,167
Accounts receivable - related parties	(534,754)	(3,904,383)
Prepaid expenses and other current assets	(105,862)	(22,757)
Prepaid expenses - related parties	5,819	7,317
Inventories	70,509	71,192
Accounts payable	(18,479)	(133,408)
Accounts payable - related parties	(16,598)	-
Accrued expenses and other payables	44,942	117,745
Advance from customer	64,472	-
Advance from customer-related parties	-	2,337,581
Due to related parties	(12,065)	815
Taxes payable	(1,566)	(99,122)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,422,047	1,768,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made for purchase of yew forest assets	(591,294)	(1,668,518)
Prepayments made to related parties for purchase of yew forest assets	(399,725)	-
Payments made to acquisition of yew forests	(351,443)	-
Purchase of property and equipment and intangible assets	(644)	(632)
Purchase of land use rights and yew forest assets	(77,447)	(30,465)

NET CASH USED IN INVESTING ACTIVITIES	(1,420,553)	(1,699,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,200,607	1,290,000
Repayments of short-term borrowings	(1,485,962)	(1,600,000)
Proceeds from related parties	1,040	-

NET CASHUSED IN FINANCING ACTIVITIES	(284,315)	(310,000)

EFFECT OF EXCHANGE RATE ON CASH	(81,824)	(58,971)

NET DECREASE IN CASH	(364,645)	(299,942)

CASH - Beginning of the year	742,294	521,670

CASH - End of the year	$377,649	$221,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$118,675	$80,688
Income taxes	$-	$114,547

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$430	$-

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock, Par Value $0.001		Additional			Accumulated Other Comprehensive	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Income (Loss)	Shareholders’ Equity

Balance, December 31, 2018	52,075,000	$52,075	$9,953,494	$28,965,217	$3,762,288	$(1,646,035)	$41,087,039

Cancellation of common stocks	(375,000)	(375)	375	-	-	-	-

Net income	-	-		377,042	-	-	377,042

Foreign currency translation	-	-	-	-	-	1,024,884	1,024,884

Balance, March 31, 2019	51,700,000	$51,700	$9,953,869	$29,342,259	$3,762,288	$(621,151)	$42,488,965

	Common Stock, Par Value $0.001		Additional			Accumulated Other Comprehensive	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Income (Loss)	Shareholders’ Equity

Balance, December 31, 2019	51,700,000	$51,700	$9,819,828	$29,950,723	$3,762,288	$(2,190,844)	$41,393,695

Net income	-	-	-	151,412	-	-	151,412

Foreign currency translation	-	-	-	-	-	(816,044)	(816,044)

Balance, March 31, 2020	51,700,000	$51,700	$9,819,828	$30,102,135	$3,762,288	$(3,006,888)	$40,729,063

See notes to these unaudited consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2020, and the results of operations and cash flows for the three-month periods ended March 31, 2020 and 2019, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership		Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%		Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%		Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements		Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100	%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100	%(2)	Sales of yew oil candles and yew oil soaps
Harbin Jingchibai Bio-Technology Development Co., Limited (“JCB”)	PRC March 18, 2020	RMB1,000,000	51%		Sales of yew oil candles and yew oil soaps

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of YBP, its subsidiaries and operating VIE and its subsidiaries in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2020 and December 31, 2019, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	March 31, 2020	December 31, 2019
Assets
Cash	$367,849	$688,863
Accounts receivable	7,435,586	7,692,600
Accounts receivable - related parties, net of allowance for doubtful account $193,000 and 193,000	713,042	193,000
Inventories (current and long-term), net	2,940,255	2,991,237
Prepaid expenses and other assets	148,568	37,202
Long-term advance to suppliers	582,301
Long-term advance to suppliers - related parties	393,645
Prepaid expenses - related parties	-	5,829
Property and equipment, net	450,894	466,025
Long-term investment in MC	3,443,236	3,009,527
Land use rights and yew forest assets, net	37,903,062	40,048,696
Operating lease assets	254,195	259,331
VAT recoverables	343,522	349,096
Total assets of VIE and its subsidiaries	$54,976,155	$55,741,406

Liabilities
Accrued expenses and other payables	$163,465	$131,420
Accounts payable	113	7,605
Accounts payable-related parties	-	16,629
Payable for acquisition of yew forests	429,200	788,741
Advance from customer	112,709	50,071
Advance from customer-related party	-	-
Short-term borrowings	8,141,351	8,541,517
Operating lease liabilities, current	33,561	9,340
Operating lease liabilities, noncurrent	231,463	253,423
Long-term deferred income	877,166	892,375
Due to related parties and VIE holding companies	90,676	614,265
Total liabilities of VIE and its subsidiaries	$10,079,704	$11,305,386

Recently Adopted Accounting Pronouncements

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three months ended March 31, 2020 and 2019. The Company recognized operating lease liabilities of $350,000 upon adoption, with corresponding ROU assets on its balance sheet as of January 1, 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

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

In general, the Company’s products within its segments are aligned according to the nature and economic characteristics of its products and provide meaningful disaggregation of each business segment’s results of operations. Disaggregation of revenue by business segment are included in Note 12 – SEGMENT INFORMATION.

NOTE 4 – INVENTORIES, NET

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of March 31, 2020 and December 31, 2019, inventories consisted of the following:

	March 31, 2020			December 31, 2019
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$16,475	$89,504	$105,979	$16,761	$91,056	$107,817
Finished goods	2,697,347	2,567,529	5,264,876	2,770,352	2,613,724	5,384,076
Yew seedlings	-	-	-	-	-	-
Total	2,713,822	2,657,033	5,370,855	2,787,113	2,704,780	5,491,893

Inventory reserves	(143,357)	(1,197,777)	(1,341,134)	(149,724)	(1,125,165)	(1,274,889)
Inventories, net	$2,570,465	$1,459,256	$4,029,721	$2,637,389	$1,579,615	$4,217,004

Inventories as of March 31, 2020 and December 31, 2019 consisted of the inventory purchased from related parties are as follows:

	March 31,	December 31,
	2020	2019
Inventories, net	$44,971	$-
Inventories - related parties, net	2,525,494	2,637,389
Total	$2,570,465	$2,637,389

	March 31,	December 31,
	2020	2019
Long-term inventories, net	$394,172	$395,032
Long-term inventories - related parties, net	1,065,084	1,184,583
Total	$1,459,256	$1,579,615

NOTE 5 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	9.6%	5.6%
Loss not subject income tax	-%	8.7%
PRC tax exemption and reduction	(60.2)%	(40.8)%
GILTI	-%	-%
Valuation allowance	29.6%	-%
Others	-%	-%
Effective tax rate	-%	(5.4)%

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the year ended December 31, 2018. Accordingly, the Company recognized a one-time transition tax of $1,431,835 during 2018 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of March 31, 2020 and December 31, 2019, the Company had current income tax payable of $115,256 and $116,440 and noncurrent income tax payable of $1,088,194 and $1,088,194, respectively.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2020 and 2019, the GILTI tax expense was nil. As of March 31, 2020 and December 31, 2019, the Company had no GILTI tax payable outstanding.

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

NOTE 6 - SHORT-TERM BORROWINGS

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide a line of credit of RMB20,000,000 (approximately $2,880,000) to the Company for the period of three years. On February 25, 2020, the Company entered into another credit agreement with CEB, pursuant to which CEB provides another line of credit of RMB20,000,000 (approximately $2,820,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 5.65% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided personal guarantees to the loans. HDS paid $1,400,000 back on March 2020 and the remaining $1,400,000 back subsequently on April 2020 under the initial line of credit, through which the initial line of credit was paid off in its entirety. As of March 31, 2020 and December 31, 2019, the Company held $2,497,692 and $2,800,000, respectively, under the two line of credits, respectively. During the three months ended March 31, 2020, the Company recorded $33,604 interest expense in connection with the two line of credits.

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

On May 13, 2019, HDS entered into a loan agreement with Postal Saving Bank of China, pursuant to which HDS obtained three bank loans in the amount of RMB7,300,000 (approximately $1,048,000) for the period from June 4, 2019 to June 3, 2020, RMB8,100,000 (approximately $1,163,000) for the period from June 11, 2019 to June 10, 2020, and RMB4,600,000 (approximately $660,000) for the period from July 2, 2019 to July 1, 2020. All of the three loans have interest rate of 5.22% per annum payable monthly. Zhiguo Wang and his wife Madame Qi, pledged buildings and land use rights they owned with Postal Saving Bank of China to secure the loans. In addition, Zhiguo Wang and his wife Madame Qi, Yicheng Wang and Lei Zhang provided personal guarantees to the loans. As of March 31, 2020 and December 31, 2019, $2,821,830 and $2,870,758 were outstanding under the loan agreement, respectively. HDS recorded $37,809 interest expense associated with the loan for the three months ended March 31, 2020. Subsequently HDS paid $2,172,809 (RMB15,400,000) on June 2020.

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,153,000 at December 31, 2019), payable on July 25, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. As of March 31, 2020 and December 31, 2019, $2,116,372 and $2,153,069 were outstanding under the loan agreement, respectively. HDS recorded $31,508 interest expense associated with the loan for the three months ended March 31, 2020.

On August 20, 2019, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $718,000 at December 31, 2019), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. As of March 31, 2020 and December 31, 2019, $705,457 and $717,690 were outstanding under the loan agreement, respectively. HDS recorded $15,754 interest expense associated with the loan for the three months ended March 31, 2020.

On January 30, 2020, Yicheng Wang entered into a loan agreement with the Company, pursuant to which the Company lent RMB600,000 to Yicheng Wang for the period from January 30, 2020 to January 29, 2021 at the interest rate of 5.00%. On February 24 and 25, 2020, Yicheng Wang paid off RMB200,000 and RMB400,000 to the Company, respectively.

During the three months ended March 31, 2020 and 2019, interest expense was $111,977 and $88,709, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On February 28, 2019, the Company entered into an agreement with Chineseinvestor.com, pursuant to which both parties reached an agreement to cancel to issue the common shares of 375,000 to Chineseinvestor.com.

Stock option activities for the three months ended March 31, 2020 and 2019 were summarized in the following table.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	7,738,737	0.22	7,738,737	0.22
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	7,738,737	0.22	7,738,737	0.22
Option exercisable at end of period	7,738,737	0.22	7,738,737	0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at March 31, 2020:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2019	Weighted Average Exercise Price
$0.22-0.25	7,738,737	1.75	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $Nil, based upon the Company’s closing stock price of $0.12 as of March 31, 2020. Stock option expense recognized during the three months ended March 31, 2020 and 2019 was $Nil.

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

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net income available to common stockholders for basic and diluted net income per share of common stock	$151,412	$377,042
Weighted average common stock outstanding - basic	51,700,000	52,012,729
Effect of dilutive securities:
Stock options issued to directors/officers/employees	-	103,460
Weighted average common stock outstanding - diluted	51,700,000	52,116,189
Net income per common share - basic	$0.00	$0.01
Net income per common share - diluted	$0.00	$0.01

Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods.

Note 9 - Leases

The Company leases office spaces from third parties and related parties.

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

The components of lease expense consist of the following:

	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	Selling, general and administrative expense	$19,319	$29,514
Net lease cost		$19,319	$29,514

Balance sheet information related to leases consists of the following:

	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$382,416	$399,817
Total leased assets		$382,416	$399,817
Liabilities
Current
Operating	Operating lease liabilities, current	$74,611	$52,104

Non-current
Operating	Operating lease liabilities, noncurrent	318,931	351,145
Total lease liabilities		$394,542	$403,249

Weighted average remaining lease term
Operating leases		5.92 years	6.17 years

Weighted average discount rate
Operating leases		6.44%	6.44%

Cash flow information related to leases consists of the following:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,725	$35,530

The minimum future lease payments as of March 31, 2020 are as follows:

Years Ending December 31,	Operating Leases
The remaining of 2020	$39,271
2021	76,072
2022	76,418
2023	29,685
2024	25,423
After 2024	281,090
Total lease payments	527,959
Less: Interest	(134,417)
Present value of lease liabilities	$393,542

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Major Customers

For the three months ended March 31, 2020 and 2019, customers accounting for 10% or more of the Company’s revenue were as follows:

	For the Three Months Ended March 31,
Customer	2020	2019
A (Yew Pharmaceutical, a related party)	99%	36%
B (HongKong YIDA Commerce Co., Limited, a related party)	-%	64%

	Accounts receivable as of
Customer	March 31, 2020	March 31, 2019
A (Yew Pharmaceutical, a related party)	6%	-%
B (HongKong YIDA Commerce Co., Limited, a related party)	91%	-%

Major Suppliers

For the three months ended March 31, 2020 and 2019, suppliers accounting for 10% or more of the Company’s purchase were as follows:

	For the Three Months Ended March 31,
Supplier	2020	2019
A (Yew Pharmaceutical, a related party)	-%	100%

No significant accounts payable as of March 31, 2020 and 2019.

At March 31, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

	March 31, 2020	December 31, 2019
Country
United States	$3,410	$46,855
China	374,239	695,439
Total Cash	$377,649	$742,294

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2020 and December 31, 2019, approximately $367,000 and $216,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $10,000 and $526,000 was not insured, respectively.

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

For the three months ended March 31, 2020 and 2019, total revenues from Yew Pharmaceutical under the above agreement amounted to $2,007,393 and $4,163,435, respectively. At March 31, 2020 and December 31, 2019, the Company had $520,042 and nil accounts receivable from Yew Pharmaceutical, respectively.

For the three months ended March 31, 2020 and 2019, the total purchase of yew candles and mixed essential oil from Yew Pharmaceutical amounted to approximately $Nil and $8,460,000, respectively.

Transactions with HBP

For the three months ended March 31, 2020 and 2019, HBP paid off operation expense on behalf of HYF in the amount of $430 and $Nil, respectively. As of March 31, 2020 and December 31, 2019, HYF had due to HBP in the amount of $89,166 and $103,158, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with YIDA

For the three months ended March 31, 2020 and 2019, total revenues from YIDA amounted to $Nil and $7,314,941. At March 31, 2020 and December 31, 2019, the Company had $193,000 and $193,000 accounts receivable from YIDA, respectively.

Transactions with Changzhi Du

During the three months ended March 31, 2020 and 2019, HDS prepaid $Nil and $636,922, respectively, to Changzhi Du for purchase of yew forest assets, which was included in long-term prepaid expenses-related parties in the accompanying consolidated balance sheets.

Transactions with Jinguo Wang

At March 31, 2019, HDS prepaid $282,183 to Jinguo Wang for purchase of yew forest assets, which was included in advance to suppliers-related parties in the accompanying consolidated balance sheets.

Transactions with Chunping Wang

At March 31, 2019, HDS prepaid $111,462 to Chunping Wang for purchase of yew forest assets, which was included in advance to suppliers-related parties in the accompanying consolidated balance sheets.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the three months ended March 31, 2020 and 2019, rent expense related to the ZTC Lease amounted to $5,819 and $6,020, respectively. At March 31, 2020 and December 31, 2019, prepaid rent to ZTC amounted to approximately $Nil and $5,829, respectively, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the three months ended March 31, 2020 and 2019, rent expense related to the Office Lease amounted to $537 and $556 respectively. As of March 31, 2020 and December 31, 2019, the unpaid rent was $529 and $Nil, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Zhiguo Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the three months ended March 31, 2020 and 2019, rent expense related to the JSJ Lease amounted to $358 and $371, respectively. As of March 31, 2020 and December 31, 2019, the unpaid rent was $1,058 and $718, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the three months ended March 31, 2020 and 2019, rent expense related to the A’cheng Lease amounted $882 and $886, respectively. At March 31, 2020 and December 31, 2019, the unpaid rent was $882 and $Nil, respectively, which was included in (due to related parties) prepaid expenses-related parties in the accompanying consolidated balance sheets.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The term of Jixing Lease is one year. On October 1, 2017, the Company and Ms. Qi renewed the Jixing Lease. The renewed lease expires on September 30, 2018. On October 1, 2018, the Company and Ms. Qi renewed the Lease. The renewed lease expires on September 30, 2019. For the three months ended March 31, 2020 and 2019, rent expense related to the Jixing Lease amounted $Nil and $371, respectively.

Due to Related Parties

The following summarized the Company’s due to related parties as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Zhiguo Wang and Guifang Qi	531,975	530,621
HBP	89,166	103,158
Total	$621,141	$633,779

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

The geographical distributions of the Company’s financial information for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
Geographic Areas	2020	2019
Revenue
PRC	2,007,393	11,480,671
USA	76,809	33,333
Elimination Adjustment	(55,020)
Total Revenue	$2,029,182	$11,514,004

Income (Loss) from operations
PRC	$369,038	$749,260
USA	(211,650)	(203,986)
Total Income from operations	$157,388	$545,274

Net income (loss)
PRC	$361,683	$538,945
USA	(210,271)	(161,903)
Total net income	$151,412	$377,042

The geographical distribution of the Company’s financial information as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31,	As of December 31,
Geographic Areas	2020	2019
Long-term assets
PRC	$43,421,505	$44,547,842
USA	1,232,654	1,363,586
Elimination adjustment	(3,443,236)	(3,376,072)
Total long-term assets	$41,210,923	$42,535,356

Reportable assets
PRC	$54,284,822	$55,407,391
USA	2,053,325	2,146,518
Elimination adjustment	(3,524,441)	(3,347,192)
Total reportable assets	$52,813,706	$54,206,717

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2020 and 2019, and consolidated financial conditions as of March 31, 2020 and December 31, 2020 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three months ended March 31, 2020 and 2019, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the three months ended March 31, 2020 and 2019, revenues from the PRC segment accounted for approximately 98.93% and 99.71%, respectively, of consolidated revenue; revenues from USA segment accounted for approximately 1.07% and 0.29% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of March 31, 2020, YBP had $100 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $8,720, including approximately $6,500 in cash at March 31, 2020. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Unaudited Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of March 31, 2020, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the three months ended March 31, 2020.

In December 2019, COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include the United States and several European countries. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. The pandemics could result in increased travel restrictions, market downturns and changes in the behaviour of the terminal customers of our products related to pandemic fears. In addition, our certain customers could decrease the demand on our products due to the outbreak of the COVID-19. To date, our business is impact by the outbreak of the coronavirus (COVID-19) in China, which resulted the decrease of our revenue during the first quarter of 2020. The extent to which the coronavirus impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments to attempt to contain the coronavirus. Any decreased collectability of accounts receivable, or reduction of purchase orders could further negatively impact our results of operations.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three months ended March 31, 2020. The Company recognized operating lease liabilities of $350,000 upon adoption, with corresponding ROU assets on its balance sheet as of January 1, 2019.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended March 31,
	2020	2019
Revenues - third parties	$21,789	$33,481
Revenues - related parties	2,007,393	11,480,523
Total revenues	2,029,182	11,514,004
Cost of revenues - third parties	41,366	26,668
Cost of revenues - related parties	1,545,561	10,328,807
Total cost of revenues	1,586,927	10,355,475
Gross profit	442,255	1,158,529
Operating expenses	284,867	613,255
Income from operations	157,388	545,274
Other expenses	(5,976)	(146,626)
Income Tax	-	(21,606)
Net income	151,412	377,042
Other comprehensive income:
Foreign currency translation adjustment	(816,044)	1,024,884
Comprehensive income	$(664,632)	$1,401,926

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

For the three months ended March 31, 2020, we had total revenues of $2,029,182, as compared to $11,514,004 for the three months ended March 31, 2019, a decrease of $9,484,822 or 82.38%. The decrease in total revenue was attributable to the decrease in revenues in the TCM raw materials, handicrafts, and Extracts.

	Three Months Ended March 31,			Percentage
Total revenue is summarized as follows:	2020	2019	Increase	Change
TCM raw materials	$2,007,393	$4,163,435	$(2,156,042)	(51.79)%
Handicrafts	-	2,295	(2,295)	(100.00)%
Extracts	-	7,274,506	(7,274,506)	(100.00)
Others	21,789	73,768	(51,979)	(70.46)%
Total	$2,029,182	$11,514,004	$(9,484,822)	(82.38)%

For the three months ended March 31, 2020 compared to March 31, 2019, the decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related parties, Yew Pharmaceutical, affected by the COVID-19. The decrease in revenue of handicrafts was mainly due to the decrease of market demand. The decrease in Extracts was mainly attributable to the decrease in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the three months ended March 31, 2020, cost of revenues amounted to $1,586,927 as compared to $10,355,475 for the three months ended March 31, 2019, a decrease of $8,768,548 or 84.68%. For the three months ended March 31, 2020, cost of revenues accounted for 78.21% of total revenues compared to 89.94% of total revenues for the three months ended March 31, 2019.

Cost of revenues by product categories is as follows:

	Three Months Ended March 31,			Percentage
	2020	2019	Increase	Change
TCM raw materials	$1,695,884	$3,017,435	$(1,321,551)	(43.80)%
Handicrafts	-	(2,803)	2,803	(100.00)%
Extracts	-	7,273,814	(7,273,814)	(100.00)
Others	(108,957)	67,029	(175,986)	(262.55)%
Total	$1,586,927	$10,355,475	$(8,768,548)	(84.68)%

The decrease in our cost of revenues for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was in line with the decrease in revenue.

Gross Profit

For the three months ended March 31, 2020, gross profit was $444,255 as compared to $1,158,529 for the three months ended March 31, 2019, representing gross profit margins of 21.79% and 10.86%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended March 31,
	2020	2019	Increase

TCM raw materials	15.52%	27.53%	(12.01)%
Handicrafts	-%	222.14%	(222.14)%
Extracts	-%	0.01%	(0.01)
Others	600.06%	9.14%	590.92%
Total	21.79%	10.06%	11.73%

The increase in our overall gross profit margin for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 were primarily due to no Extracts sales during the three months ended March 31, 2020, compared with 0.01% gross margin yielded for Extracts sales significantly pulled down the average gross profit margin during the three months ended March 31, 2019.

Operating Expenses

For the three months ended March 31, 2020, operating expenses amounted to $284,867, as compared to $613,255 for the three months ended March 31, 2019, a decrease of $328,388 or 53.55%. The decrease was mainly contributed by the decrease of bad debt expense incurred.

Income from Operations

For the three months ended March 31, 2020, income from operations was $157,388, as compared to income from operations of $545,274 for the three months ended March 31, 2019, a decrease of $387,866, or 71.14%. The decrease was primarily resulted from the decrease of gross profit after offset with the decrease of operating expenses.

Other Expenses

For the three months ended March 31, 2020, total other expenses were $5,976 as compared to total other expenses of $146,626 for the three months ended March 31, 2019. The decrease was primarily contributed by the decrease in currency exchange loss.

Net Income

As a result of the factors described above, our net income was $151,412 or $0.00 per share (basic and diluted), for the three months ended March 31, 2020, as compared to net income of $377,042 or $0.01 per share (basic and diluted), for the three months ended March 31, 2019.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2020, we reported an unrealized loss on foreign currency translation of $816,044, as compared to a gain of $1,024,884 for the three months ended March 31, 2019. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying unaudited consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended March 31, 2020, comprehensive loss of $664,632 was derived from the sum of our net income of $151,412 with foreign currency translation loss of $816,044. For the three months ended March 31, 2019, comprehensive income of $1,401,926 was derived from the sum of our net income of $377,042 with foreign currency translation gain of $1,024,884.

Segment Information

For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended March 31, 2020 and 2019 was as follows:

	For the three months March 31, 2020				For the three months March 31, 2019
	Revenues- third parties		Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$		$2,007,393	$2,007,393	$148	$11,480,523	$11,480,671

USA		21,789	-	21,789	33,333	-	33,333

Total revenues		$21,789	$2,007,393	$2,029,182	$33,481	$11,480,523	$11,514,004

During the three months ended March 31, 2020 and 2019, the revenue from PRC segment was $2,007,393 and $11,480,671, respectively, decrease of $9,473,278 or 82.52% due to the decrease demand on Asia market. The decrease in PRC segment was mainly due to the decrease in revenue from related parties in the amount of $9,473,130.

During the three months ended March 31, 2020 and 2019, the revenue from USA segment was $21,780 and $33,333, respectively, decrease of $11,544 or 34.63%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $11,544 attributable to our China customers increased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2020 and December 31, 2019, we had cash balances of $377,649 and $742,294, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2019 to March 31, 2020:

Category	March 31, 2020	December 31, 2019	Change	Percentage change
Current assets:
Cash	$377,649	$742,294	$(364,645)	(49.12)%
Accounts receivable	7,435,599	7,692,613	(257,014)	(3.34)%
Accounts receivable - related parties, net	713,042	193,000	520,042	269.45%
Inventories	2,570,465	2,637,389	(66,924)	(2.54)%
Prepaid expenses and other assets	-	5,829	(5,829)	(100.00)%
Prepaid expenses and other current receivables	162,506	51,140	111,355	217.75%
VAT recoverables	343,522	349,096	(5,574)	(1.60)%
Current liabilities:
Accounts payable	113,223	131,718	(18,495)	(14.04))%
Accounts payable - related party	-	16,629	(16,629)	(100.00)
Payable for acquisition of yew forests	429,200	788,741	(359,541)	(45.58)
Advance from customers	112,709	50,071	62,638	125.10%
Accrued expenses and other payables	192,861	150,309	42,552	28.31%
Taxes payable	115,256	116,440	(1,184)	(1.02)%
Due to related parties	621,141	633,779	(12,638)	(1.99)%
Short-term borrowings	8,141,351	8,541,517	(400,166)	(4.68)%
Current maturities of operating lease liabilities	74,611	52,104	22,507	43.20%
Working capital:
Total current assets	$11,612,783	$11,671,361	$(68,578)	(0.59)%
Total current liabilities	9,800,352	10,481,308	(680,956)	(6.50)%
Working capital	$1,802,431	$1,190,053	$612,378	51.46%

Our working capital increased by $612,378 to $1,802,431 at March 31, 2020, from working capital of $1,190,053 at December 31, 2019. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable - related parties of $520,042

●	a decrease in payable for acquisition of yew forests of $359,541

●	a decrease in short-term borrowings of $400,166

partially offset by:

●	a decrease in cash of $364,645

●	a decrease in accounts receivable of $257,014

●	an increase in prepaid expenses and other current assets of $111,355

For the three months ended March 31, 2020, net cash flow provided by operating activities was $1,422,047, as compared to net cash flow provided by operating activities of $1,768,644 for the three months ended March 31, 2019, a decrease of $346,597. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2020, net cash flow provided by operating activities of $1,422,047 was primarily attributable to:

●	net income of approximately $151,000 adjusted for the add-back of non-cash items, such as inventory reserves of approximately $70,000, amortization of land use rights and yew forest assets of approximately $613,000, and sale of yew forest assets as inventory of approximately 950,000; and

●	changes in operating assets and liabilities, such as an increase in accounts receivable-related parties of approximately $535,000, a decrease in accounts receivable of approximately 128,000, and an increase prepaid expenses and other current assets of $106,000.

For the three months ended March 31, 2019, net cash flow provided by operating activities of $1,768,644 was primarily attributable to:

●	net income of approximately $377,000 adjusted for the add-back of non-cash items, such as depreciation of approximately $15,000 bad debt expense of $318,000 and amortization of land use rights and yew forest assets of $2,660,000; and

●	changes in operating assets and liabilities, such as an increase in accounts receivable-related parties of approximately $3,904,000, an increase in accrued expenses and other payables of approximately $117,000, and an increase in advance from customers-related party of approximately $2,338,000.

Net cash flow used in investing activities was $1,420,553 for the three months ended March 31, 2020. During the three months ended March 31, 2020, we have made prepayment in purchase of yew forest assets of approximately $592,000 to third parties and approximately $400,000 to related parties. We also have made payment in approximately $351,000 for purchase of land use right and yew forest assets. Net cash flow used in investing activities was $1,699,615 for the three months ended March 31, 2019. During the three months ended March 31, 2019, we have made prepayment in purchase of yew forest assets of approximately $1,670,000.

Net cash flow used in financing activities was approximately $284,000 for the three months ended March 31, 2020 due to repayment of short-term borrowings of approximately $1,486,000, and partially offset by proceeds of approximately $1,201,000 from short-term borrowings. Net cash flow used in financing activities was approximately $310,000 for the three months ended March 31, 2019 due to repayment of short-term borrowings of approximately $1,600,000, and partially offset by proceeds of approximately $1,290,000 from short-term borrowings.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2020 and December 31, 2019, approximately $44.2 million and $44.6 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $816,044 and of a gain of $1,024,884 for the three months ended March 31, 2020 and March 31, 2019, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: June 29, 2020

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