Form 10-Q
period 2020-06-30
Yew Bio-Pharm Group, Inc.
filed 2020-08-14
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 13, 2020, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2020

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,668,509	$742,294
Accounts receivable	4,168,478	7,692,613
Accounts receivable - related parties, net	4,320,000	193,000
Inventories, net	1,819,551	2,637,389
Prepaid expenses - related parties	-	5,829
Prepaid expenses and other assets	222,982	51,140
VAT recoverable	751,865	349,096

Total Current Assets	12,951,385	11,671,361

LONG-TERM ASSETS:
Long-term inventories, net	1,160,306	1,579,615
Property and equipment, net	492,517	474,903
Intangible assets, net	30,404	32,325
Land use rights and yew forest assets, net	40,170,425	40,048,696
Long-term advances for yew forest assets	600,299	-
Operating lease right-of-use assets	339,080	399,817

Total Long-term Assets	42,793,031	42,535,356

Total Assets	$55,744,416	$54,206,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable for acquisition of yew forests and others	$1,324,718	$920,459
Accounts payable for acquisition of yew forests and others - related parties	420,103	16,629
Advances from customers	407,208	50,071
Advances from customers - related parties	110,349	-
Accrued expenses and other payables	403,015	266,749
Due to related parties	630,724	633,779
Short-term borrowings	8,487,119	8,541,517
Operating lease liabilities, current	59,799	52,104

Total Current Liabilities	11,843,035	10,481,308

NONCURRENT LIABILITIES:
Taxes payable, noncurrent	1,088,194	1,088,194
Long-term deferred income	1,119,142	892,375
Operating lease liabilities, noncurrent	296,940	351,145
Total Noncurrent Liabilities	2,504,276	2,331,714

Total Liabilities	14,347,311	12,813,022

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock: $0.001 par value; 140,000,000 shares authorized; 51,700,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	51,700	51,700
Additional paid-in capital	9,648,014	9,819,828
Retained earnings	30,839,702	29,950,723
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive loss	(2,904,599)	(2,190,844)

Total Shareholders’ Equity	41,397,105	41,393,695

Total Liabilities and Shareholders’ Equity	$55,744,416	$54,206,717

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2020	2019	2020	2019
REVENUES:
Revenues	$159,709	$9,782,457	$181,498	$9,815,938
Revenues - related parties	9,402,448	2,782,765	11,409,841	14,263,288

Total Revenues	9,562,157	12,565,222	11,591,339	24,079,226

COST OF REVENUES:
Cost of revenues	341,204	9,829,839	382,570	9,856,507
Cost of revenues - related parties	7,935,570	2,089,325	9,481,131	12,418,132

Total Cost of Revenues	8,276,774	11,919,164	9,863,701	22,274,639

GROSS PROFIT	1,285,383	646,058	1,727,638	1,804,587

OPERATING EXPENSES:
Selling, general and administrative	235,417	218,433	516,944	513,404
Bad debt expense	193,466	(708,576)	196,806	(390,292)

Total Operating Expenses	428,883	(490,143)	713,750	123,112
		-
INCOME FROM OPERATIONS	856,500	1,136,201	1,013,888	1,681,475

OTHER INCOME (EXPENSES):
Interest expense	(123,617)	(93,035)	(235,594)	(181,744)
Other (expense) income	(73)	248,768	13,417	291,785
Foreign currency transaction gains	4,757	174,370	97,268	73,436

Total Other (Expense) Income	(118,933)	330,103	(124,909)	183,477

INCOME BEFORE PROVISION FOR INCOME TAXES	737,567	1,466,304	888,979	1,864,952
PROVISION FOR INCOME TAXES	-	(29,881)	-	(51,487)
NET INCOME	$737,567	$1,436,423	$888,979	$1,813,465

COMPREHENSIVE INCOME (LOSS):
NET INCOME(LOSS)	$737,567	$1,436,423	$888,979	$1,813,465
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	102,289	(976,156)	(713,755)	48,728

COMPREHENSIVE INCOME	$839,856	$460,267	$175,224	$1,862,193

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.03	$0.02	$0.03
Diluted	$0.01	$0.03	$0.02	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,700,000	51,700,000	51,700,000	51,822,238
Diluted	51,700,000	51,700,000	51,700,000	51,822,238

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$888,979	$1,813,465
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	196,806	(390,292)
Depreciation and amortization	14,820	30,239
Other Income- DMSU	-	(241,404)
Inventory reserves	369,757	133,012
Amortization of land use rights and yew forest assets	1,271,620	791,954
Amortization of intangible assets	1,921	-
Sale of yew forest assets as inventory	4,330,465	3,814,313
Changes in operating assets and liabilities:
Accounts receivable	3,429,536	(9,696,019)
Accounts receivable - related parties	(4,347,634)	(992,849)
Prepaid expenses and other current assets	(158,911)	(410,680)
Prepaid expenses - related parties	5,774	14,553
Inventories	827,706	6,169,697
Long-term advances for yew forest assets	(603,355)	-
VAT recoverable	(409,926)	(188,275)
Accounts payable	(42,751)	(179,578)
Accounts payable - related parties	(188,284)	-
Accrued expenses and other payables	138,844	244,372
Advances from customers	359,687	-
Advances from customers - related parties	110,910	2,776,697
Long-term deferred income	240,976	-
Due to related parties	(2,573)	1,622

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,434,367	3,690,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made for purchase of yew forest assets	-	(7,665)
Prepayments made to related parties for purchase of yew forest assets	-	(132,667)
Purchase of property and equipment	(39,349)	(379)
Purchase of land use rights and yew forest assets	(5,427,104)	(6,296,954)

NET CASH USED IN INVESTING ACTIVITIES	(5,466,453)	(6,437,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,299,883	5,234,081
Repayments of short-term borrowings	(5,229,963)	(2,850,000)
Proceeds from related parties	1,040	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,960	2,414,081

EFFECT OF EXCHANGE RATE ON CASH	(112,659)	(32,476)

NET INCREASE (DECREASE) IN CASH	926,215	(365,233)

CASH - Beginning of the year	742,294	521,670

CASH - End of the year	$1,668,509	$156,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$235,594	$159,559
Income taxes	$-	$136,034

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$853	$884
Payable for acquisition of yew forests	$-	$1,791,687
Payable for acquisition of yew forests – related party	$171,814	$-

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2018	52,075,000	$52,075	$9,953,494	$28,965,217	$3,762,288	$(1,646,035)	$41,087,039
Cancellation of common stocks	(375,000)	(375)	375	-	-	-	-

Net income	-	-	-	1,813,465	-		1,813,465

Purchase of yew forest assets from entity under common control with price over carrying amount	-	-	(272,881)	-	-	-	(272,881)

Foreign currency translation adjustment	-	-	-	-	-	48,728	48,728

Balance, June 30, 2019	51,700,000	$51,700	$9,680,988	$30,778,682	$3,762,288	$(1,597,307)	$42,676,351

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2019	51,700,000	$51,700	$9,819,828	$29,950,723	$3,762,288	$(2,190,844)	$41,393,695

Net income	-	-	-	888,979	-	-	888,979

Purchase of yew forest assets from entity under common control with price over carrying amount	-	-	(171,814)	-	-	-	(171,814)

Foreign currency translation adjustment	-	-	-	-	-	(713,755)	(713,755)

Balance, June 30, 2020	51,700,000	$51,700	$9,648,014	$30,839,702	$3,762,288	$(2,904,599)	$41,397,105

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2020, and the results of operations and cash flows for the six months ended June 30, 2020 and 2019, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc. (“MC”)	State of California, United State June 8, 2016		100%(2)	Sales of yew oil candles and yew oil soaps
Harbin Jingchibai Bio-Technology Development Co., Limited (“JCB”)	PRC March 18, 2020	RMB1,000,000	51%	Sales of yew oil candles and yew oil soaps, no active operation since its incorporation

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2020 and December 31, 2019, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	June 30, 2020	December 31, 2019
Assets
Cash	$1,656,284	$688,863
Accounts receivable	4,168,465	7,692,600
Accounts receivable - related parties, net	4,320,000	193,000
Inventories (current and noncurrent), net	2,190,433	2,991,237
Prepaid expenses and other assets	207,859	37,202
Prepaid expenses - related parties	-	5,829
Advance to suppliers	600,299	-
Property and equipment, net	485,050	466,025
Long-term investment in an affiliate	3,562,322	3,009,527
Land use rights and yew forest assets, net	40,170,425	40,048,696
Operating lease right of use	221,248	259,331
VAT recoverable	751,865	349,096
Total assets of VIE and its subsidiary	$58,334,250	$55,741,406

Liabilities
Accounts Payable for acquisition of yew forests and others	$1,249,805	$796,346
Accounts Payable for acquisition of yew forests and others - related parties	420,103	16,629
Advances from customers	407,208	50,071
Advances from customers - related parties	110,349	-
Short-term borrowings	8,416,199	8,541,517
Accrued expenses and other payables	259,571	131,420
Operating lease liability, current and noncurrent	238,165	262,763
Long-term deferred income	1,119,142	892,375
Due to related parties and VIE holding companies	99,903	614,265
Total liabilities of VIE and its subsidiary	$12,320,445	$11,305,386

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company's previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three and six months ended June 30, 2020 and 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet as of January 1, 2019.

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

NOTE 4 – INVENTORIES, NET

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of June 30, 2020 and December 31, 2019 inventories consisted of the following:

	June 30, 2020			December 31, 2019
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$16,517	$89,732	$106,249	$16,761	$91,056	$107,817
Finished goods	1,946,551	2,568,705	4,515,256	2,770,352	2,613,724	5,384,076
Total	1,963,068	2,658,437	4,621,505	2,787,113	2,704,780	5,491,893

Inventory reserves	(143,517)	(1,498,131)	(1,641,648)	(149,724)	(1,125,165)	(1,274,889)
Inventories, net	$1,819,551	$1,160,306	$2,979,857	$2,637,389	$1,579,615)	$4,217,004

Inventories as of June 30, 2020 and December 31, 2019 consisted of inventories purchased from related parties are as follows:

	June 30,	December 31,
	2020	2019
Inventories, net	$45,094	$-
Inventories - related parties, net	1,774,457	2,637,389
Total	$1,819,551	$2,637,389

	June 30,	December 31,
	2020	2019
Long-term inventories, net	$395,263	$395,032
Long-term inventories - related parties, net	765,043	1,184,583
Total	$1,160,306	$1,579,615

NOTE 5 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
U.S. federal income tax rate	21.0%	21.00%
State income tax rate	8.8%	8.8%
Tax rate difference	6.9%	4.81%
PRC tax exemption and reduction	(58.7)%	(30.16)%
GILTI	-%	(1.60)%
Valuation allowance	22.0%	2.9%
Others	-%	0.29%
Effective tax rate	-%	(2.76)%

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the year ended December 31, 2018. Accordingly, the Company recognized a one-time transition tax of $1,431,835 during 2018 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of June 30, 2020 and December 31, 2019, the Company had current income tax payable of $115,264 and $116,440 and noncurrent income tax payable of $1,088,194 and $1,088,194, respectively. The Company made income tax payment of $115,264 subsequently on July 2020.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months ended June 30, 2020 and 2019, the GILTI tax expense was nil. As of June 30, 2020 and December 31, 2019, the Company had no GILTI tax payable outstanding.

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

NOTE 6 - SHORT-TERM BORROWINGS

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide a line of credit of $2,800,000 (approximately RMB20,000,000) to the Company for the period of three years. On February 25, 2020, the Company entered into another credit agreement with CEB, pursuant to which CEB provides another line of credit of RMB20,000,000 (approximately $2,820,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 5.65% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided personal guarantees to the loans. HDS paid two $1,400,000 back in March and April 2020, totaling $2,800,000 under the initial line of credit, through which the initial line of credit was paid off in its entirety. As of June 30, 2020 and December 31, 2019, the Company held $2,758,250 and $2,800,000 loans from CEB, respectively. During the three and six months ended June 30, 2020, the Company recorded $37,190 and $70,794 interest expense in connection with the CEB loans, respectively.

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

On May 13, 2019, HDS entered into a credit agreement with Postal Saving Bank of China which agreed to provide a line of credit of RMB20,000,000 (approximately $2,830,000) to the Company for the period of ten years. These loans have interest rate of 5.22% per annum payable monthly. Zhiguo Wang and his wife Madame Qi, pledged buildings and land use rights they owned with Postal Saving Bank of China to secure the loans. In addition, Zhiguo Wang and his wife Madame Qi, Yicheng Wang and Lei Zhang provided personal guarantees to the loans. During the six months ended June 30, 2020, HDS renewed RMB15,400,000 (approximately $2,190,000) loan under the RMB 20 million line of credit. As of June 30, 2020 and December 31, 2019, $2,828,974 and $2,870,758 were outstanding under the loan agreements, respectively. HDS recorded $32,680 and $70,489 interest expense associated with the loan for the three and six months ended June 30, 2020, respectively.

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15,000,000 (approximately $2,153,000 at December 31, 2019), payable on July 25, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. As of June 30, 2020 and December 31, 2019, $2,121,731 and $2,153,069 were outstanding under the loan agreement, respectively. HDS recorded $39,225 and $70,733 interest expense associated with the loan for the three and six months ended June 30, 2020, respectively.

On August 20, 2019, HDS entered into a loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5,000,000 (approximately $718,000 at December 31, 2019), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. As of June 30, 2020 and December 31, 2019, $707,244 and $717,690 were outstanding under the loan agreement, respectively. HDS recorded $7,824 and $23,578 interest expense associated with the loan for the three and six months ended June 30, 2020, respectively.

On January 30, 2020, Yicheng Wang entered into a loan agreement with the Company, pursuant to which the Company lent RMB600,000 to Yicheng Wang for the period from January 30, 2020 to January 29, 2021 at the interest rate of 5.00%. On February 24 and 25, 2020, Yicheng Wang paid the entire loan amount off.

On May 1, 2020, the Company got a Promissory Note (the “Note”) in the amount of $70,920 approved from the Paycheck Protection Program (the “PPP Loan”) through Bank of America (the “Lender”). The PPP loan is a loan program of U.S. Small Business Administration (the “SBA”) designated to provide a direct incentive for small business to keep their workers on the payroll due to the COVID-19 crisis. The interest rate on this Note is a fixed rate of 1.00% per annum. The loan will be due in one payment of all outstanding principal plus all accrued unpaid interest in two years after the date of this Note (“Maturity Date”). In addition, the Company will start to pay regular monthly payments in an amount equal to one month’s accrued interest commencing from the seventh month after the date of this Note. According to SBA’s PPP description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). Loan payments will also be deferred for six months. No collateral or personal guarantees are required. Neither the government nor lenders will charge small businesses any fees. Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. The Company received $70,920 PPP Loan on May 4, 2020, which was outstanding as of June 30, 2020.

On July 2020, the Company received advances of the SBA Economic Injury Disaster Loans (“EIDL”) totaling $9,000 under the CARES Act. The advances will reduce the amount that will ultimately be forgiven under the PPP program.

For the three months ended June 30, 2020 and 2019, interest expense were approximately $124,000 and $93,000, respectively. For the six months ended June 30, 2020 and 2019, interest expense were approximately $236,000 and $182,000, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On February 28, 2019, the Company entered into an agreement with Chineseinvestors.com, Inc., pursuant to which the Company cancelled the common shares of 375,000 issued to Chineseinvestors.com, Inc.

Stock option activities for the six months ended June 30, 2020 and 2019 were summarized in the following table.

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	7,738,737	$0.22	7,738,737	$0.22
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	7,738,737	$0.22	7,738,737	$0.22
Option exercisable at end of period	7,738,737	$0.22	7,738,737	$0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at June 30, 2020:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2020	Weighted Average Exercise Price
$0.22-0.25	7,738,737	1.5	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $Nil, based upon the Company’s closing stock price of $0.199 as of June 30, 2020.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to common stockholders for basic and diluted net income per share of common stock	$737,567	$1,436,423	$888,979	$1,813,465
Weighted average common stock outstanding - basic	51,700,000	51,700,000	51,700,000	51,822,238
Effect of dilutive securities:
Non-vested restricted common stock	-	-	-	-
Stock options issued to directors/officers/employees	-	-	-	-
Weighted average common stock outstanding - diluted	51,700,000	51,700,000	51,700,000	51,822,238
Net income per common share - basic	$0.01	$0.03	$0.02	$0.03
Net income per common share - diluted	$0.01	$0.03	$0.02	$0.03

For the three months ended June 30, 2020 and 2019, and for the six months ended June 30, 2020 and 2019, outstanding options of 7,738,737 were excluded from the computation of diluted net income per share as the impact of including those option shares would be anti-dilutive.

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

The components of lease expense consist of the following:

	Classification	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	Selling, general and administrative expense	$38,686	$38,480
Net lease cost		$38,686	$38,480

Balance sheet information related to leases consists of the following:

	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$339,080	$399,817
Total leased assets		$339,080	$399,817
Liabilities
Current Operating	Current maturities of operating lease liabilities	$59,799	$52,104
Non-current Operating	Operating lease liabilities	296,940	351,145
Total lease liabilities		$356,739	$403,249

Weighted average remaining lease term
Operating leases		9.96 years	6.11 years

Weighted average discount rate
Operating leases		6.44%	6.44%

Cash flow information related to leases consists of the following:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,674	$48,322

The minimum future lease payments as of June 30, 2020 are as follows:

Years Ending December 31,	Operating Leases
The remaining of 2020	$25,909
2021	79,191
2022	79,559
2023	32,826
2024	28,564
2025	25,625
Thereafter	206,283
Total lease payments	477,957
Less: Interest	(125,556)
Present value of lease liabilities	$352,401

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the six months ended June 30, 2020 and 2019, the major customers whose sales accounted for 10% or more of the Company’s total revenue were as follows:

	For the Six Months Ended June 30,
Customer	2020	2019
A (Yew Pharmaceutical, a related party)	61.1%	29.0%
B (HongKong YIDA Commerce Co., Limited, a related party)	-%	30.2%
C (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	-%	40.2%
D (DMSU, a related party)	22.4%	-%
E (LIFEFORFUN LIMITED, a related party)	14.9%	-%

	Accounts receivable as of
Customer	June 30, 2020	December 31, 2019
A (Yew Pharmaceutical, a related party)	-%	-%
B (HongKong YIDA Commerce Co., Limited, a related party)	-%	2.5%
C (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	48.6%	97.5%
D (DMSU, a related party)	30.5%	-
E (LIFEFORFUN LIMITED, a related party)	20.4%	-

Suppliers

For the six months ended June 30, 2020 and 2019, major suppliers accounting for 10% or more of the Company’s total purchase were as follows:

	For the Six Months Ended June 30,
Supplier	2020	2019
A (Yew Pharmaceutical, a related party)	35.6%	58%
B (Heilongjiang Zishan Technology Co., Ltd., a related party)	10.6%	-%

No suppliers’ accounts payables as of June 30, 2020 and December 31, 2019 accounted 10% and more of the total accounts payable.

At June 30, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

	June 30, 2020	December 31, 2019
Country
United States	$8,119	$46,855
China	1,660,390	695,439
Total Cash	$1,668,509	$742,294

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2020 and December 31, 2019, approximately $236,000 and $216,000 of the Company’s cash held by financial institutions was insured, and the remaining balance of approximately $1,432,000 and $526,000 was not insured, respectively.

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

For the six months ended June 30, 2020 and 2019, total revenues from Yew Pharmaceutical under the above agreement amounted to $7,083,638 and $6,988,782, and the corresponding cost of revenues amounted to $6,197,045 and $5,911,265, respectively. At June 30, 2020 and December 31, 2019, the Company had $110,349 and $Nil advance from Yew Pharmaceutical, respectively.

For the six months ended June 30, 2020 and 2019, the Company purchased various products from Yew Pharmaceutical totalling $3,490,294 and $10,870,922, respectively, such as pine needle extracts, composite northeast yew extract and mixed essential oil and etc.

Transactions with DMSU

On February 10, 2020, the Company entered a payment schedule agreement with DMSU regarding the outstanding accounts receivable under 2018 and 2020 sales contracts. Pursuant to the payment schedule, DMSU agreed to make payments in 2020 totalling of $1,000,000 out of total $5,304,000 receivable balance under 2018 sales contracts and the remaining will be paid within next three years. Regarding the 2020 sales contracts entered, DMSU will arrange payments of the entire transaction within six months after goods are delivered. For the six months ended June 30, 2020, total revenues from DMSU amounted to $2,592,000, which was outstanding as of June 30, 2020. Subsequently, DMSU paid approximately $1,050,000 cash to HDS in July 2020.

For the six months ended June 30, 2019, there was $Nil sales transaction the Company conducted with DMSU. During the six months ended June 30, 2019, the Company recovered approximately $240,000 of accounts receivable previously written off from DMSU. The recovered amount was recorded in other income as of June 30, 2020 and was received in July 2019.

Transactions with HBP

As of June 30, 2020 and December 31, 2019, HYF had due to HBP in the amount of $88,967 and $103,158, respectively, which were included in due to related parties in the accompanying consolidated balance sheets.

Transactions with ZTC

During the six months ended June 30, 2020 and 2019, HDS purchased yew forest assets from ZTC in the amount of $1,037,831 and $1,422,486, respectively. Since the purchases were conducted between entities under common control, the Company recorded the assets received at the carrying costs of $918,335 and $1,149,605 by ZTC, respectively. The differences of $119,496 and $272,881 between the actual purchase amounts and carrying costs were recorded as a deduction of additional paid-in capital. At June 30, 2020 and December 31, 2019, the Company had $Nil balance payable to ZTC.

Transactions with Xinlin

During the six months ended June 30, 2020 and 2019, HDS purchased yew forest assets from ZTC in the amount of $454,940 and $Nil, respectively. Since the purchase were conducted between entities under common control, the Company recorded the assets received at the carrying costs of $402,622 and $Nil by Xinlin, respectively. The differences of $52,318 and $Nil between the actual purchase price and carrying costs were recorded as a deduction of additional paid-in capital. At June 30, 2020 and December 31, 2019, the Company had $Nil balance payable to Xinlin.

Transactions with YIDA

For the six months ended June 30, 2020 and 2019, total revenues from YIDA amounted to $Nil and $7,274,506. At June 30, 2020 and December 31, 2019, the Company had $Nil and $193,000 accounts receivable from YIDA, respectively.

Transactions with Lifeforfun Limited

For the six months ended June 30, 2020 and 2019, total revenues from Lifeforfun Limited amounted to $1,728,000 and $Nil. At June 30, 2020 and December 31, 2019, the Company had $1,728,000 and $Nil accounts receivable, respectively.

Transactions with Jinguo Wang

During the six months ended June 30, 2020 and 2019, HDS purchased yew forest assets from Jinguo Wang in the amount of $710,843 and $906,086, respectively. At June 30, 2020 and December 31, 2019, payable to Jinguo Wang for purchase of yew forest assets amounted to $14,145 and $Nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Weihong Zhang

During the six months ended June 30, 2020 and 2019, HDS purchased yew forest assets from Weihong Zhang in the amount of $28,434 and $Nil, respectively. At June 30, 2020 and December 31, 2019, payable to Weihong Zhang for purchase of yew forest assets amounted to $28,290 and $Nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Chunping Wang

During the six months ended June 30, 2020 and 2019, HDS purchased yew forest assets from Chunping Wang in the amount of $453,518 and $711,980, respectively. At June 30, 2020 and December 31, 2019, payable to Chunping Wang for purchase of yew forest assets amounted to $14,145 and $Nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Xue Wang

During the six months ended June 30, 2020 and 2019, HDS purchased yew forest assets from Xue Wang in the amount of $351,157 and $Nil respectively. At June 30, 2020 and December 31, 2019, payable to Xue Wang for purchase of yew forest assets amounted to $349,378 and $Nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Cai Wang

During the six months ended June 30, 2020 and 2019, HDS purchased yew forest assets from Cai Wang in the amount of $383,855 and $Nil, respectively. At June 30, 2020 and December 31, 2019, payable to Cai Wang for purchase of yew forest assets amounted to $14,145 and $Nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the six months ended June 30, 2020 and 2019, rent expense related to the ZTC Lease approximately amounted to $12,000 and $12,000, respectively. At June 30, 2020 unpaid rent to ZTC amounted to approximately $5,700, which was included in due to related parties in the accompanying consolidated balance sheets. At December 31, 2019, prepaid rent to ZTC amounted to approximately $5,800, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On March 2002, January 2010 and July 2015, the Company entered three office lease agreements with HDS Development and Mr. Wang in the lease terms of 23 years, 3 years and 15 years. The total annual payments of the three office leases are RMB 50,000 (approximately $7,000). For the six months ended June 30, 2020 and 2019, the total rent expense related to the three office leases approximately amounted to $3,600 and $3,650 respectively. As of June 30, 2020 and December 31, 2019, the unpaid rent was approximately $4,300 and $700, respectively, which were included in due to related parties in the accompanying consolidated balance sheets.

On January 1, 2015, HYF leases from HBP a warehouse, with an area of 225 square meters, and a workshop, with an area of 50 square meters, both of which are located at No.1 Zisan Road, Shangzhi economic development district, Shangzhi City, Heilongjiang Province, in exchange for no consideration for the period from January 1, 2015 to December 31, 2020.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The initial lease term of Jixing Lease is one year and renewed twice currently with the expiration date on September 30, 2019. For the six months ended June 30, 2020 and 2019, rent expense related to the Jixing Lease amounted $Nil and $700, respectively.

Due to Related Parties

The following summarized the Company’s due to related parties as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Zhiguo Wang and Guifang Qi	$534,244	$530,621
HBP	88,967	103,158
Others	7,513	-
Total	$630,724	$633,779	*

*:	The amounts due to related parties bear no interest and are payable on demand.

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

The geographical distributions of the Company’s financial information for the six months ended June 30, 2020 and 2019 were as follows:

	For the Six Months Ended June 30,
Geographic Areas	2020	2019
Revenue
PRC	$11,569,496	$23,960,179
USA	76,863	119,047
Elimination Adjustment	(55,020)
Total Revenue	$11,591,339	$24,079,226

Income (Loss) from operations
PRC	$1,663,125	$2,110,465
USA	(649,237)	(428,990)
Total Income from operations	$1,013,888	$1,681,475

Net income (loss)
PRC	$1,536,836	$2,223,232
USA	(647,857)	(409,767)
Total net income	$888,979	$1,813,465

The geographical distributions of the Company’s financial information for the three months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
Geographic Areas	2020	2019
Revenue
PRC	$9,562,103	$12,479,508
USA	54	85,714
Elimination Adjustment	-
Total Revenue	$9,562,157	$12,565,222

Income (Loss) from operations
PRC	$1,294,086	$1,361,205
USA	(437,586)	(225,004)
Total Income from operations	$856,500	$1,136,201

Net income (loss)
PRC	$1,175,153	$1,684,287
USA	(437,586)	(247,864)
Total net income	$737,567	$1,436,423

The geographical distribution of the Company’s financial information as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30,	As of December 31,
Geographic Areas	2020	2019
Long-term assets
PRC	$45,434,607	$44,547,842
USA	920,746	1,363,586
Elimination adjustment	(3,562,322)	(3,376,072)
Total long-term assets	$42,793,031	$42,535,356

Reportable assets
PRC	$57,638,866	$55,407,391
USA	1,747,312	2,146,518
Elimination adjustment	(3,641,762)	(3,347,192)
Total reportable assets	$55,744,416	$54,206,717

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease

See future minimum lease payments in Note 9.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions except disclosed in Note 6 and 11 that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the six months ended June 30, 2020 and 2019, and consolidated financial conditions as of June 30, 2020 and December 31, 2019 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three months ended June 30, 2020 and 2019, revenues from the PRC segment accounted for approximately 99.999% and 99.320% of consolidated revenue, respectively; revenues from USA segment accounted for approximately 0.001% and 0.680% of consolidated revenue, respectively.

For the six months ended June 30, 2020 and 2019, revenues from the PRC segment accounted for approximately 99.81% and 99.51% of consolidated revenue, respectively; revenues from USA segment accounted for approximately 0.19% and 0.49% of consolidated revenue, respectively.

The Company’s revenues were mostly generated by HDS and in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of June 30, 2020, the Company had $1,668,509 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $6,000, including approximately $4,000 in cash at June 30, 2020. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of June 30, 2020, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the six months ended June 30, 2020.

In December 2019, COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include the United States and several European countries. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. The pandemics could result in increased travel restrictions, market downturns and changes in the behavior of the terminal customers of our products related to pandemic fears. In addition, our certain customers could decrease the demand on our products due to the outbreak of the COVID-19. To date, our business is impact by the outbreak of the coronavirus (COVID-19) in China, which resulted the decrease of our revenue during the first half of 2020. The extent to which the coronavirus impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments to attempt to contain the coronavirus. Any decreased collectability of accounts receivable, or reduction of purchase orders could further negatively impact our results of operations.

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

Stock-based compensation

The Company accounts for equity-based compensation cost in accordance with ASC 718, Compensation-Stock Compensation after adoption of ASC 2018-07, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three and six months ended June 30, 2020 and 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet at January 1, 2019.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues - third parties	$159,709	$9,782,457	$181,498	$9,815,938
Revenues - related parties	9,402,448	2,782,765	11,409,841	14,263,288
Total revenues	9,562,157	12,565,222	11,591,339	24,079,226
Cost of revenues - third parties	341,204	9,829,839	382,570	9,856,507
Cost of revenues - related parties	7,935,570	2,089,325	9,481,131	12,418,132
Total cost of revenues	8,276,774	11,919,164	9,863,701	22,274,639
Gross profit	1,285,383	646,058	1,727,638	1,804,587
Operating expenses	428,883	(490,143)	713,750	123,112
Income from operations	856,500	1,136,201	1,013,888	1,681,475
Other (expenses) income	(118,933)	330,103	(124,909)	183,477
Net income before income taxes	737,567	1,466,304	888,979	1,864,952
Income taxes	-	(29,881)	-	(51,487)
Net income	737,567	1,436,423	888,979	1,813,465
Other comprehensive income (loss):
Foreign currency translation adjustment	102,289	(976,156)	(713,755)	48,728
Comprehensive income (loss)	$839,856	$460,267	$175,224	$1,862,193

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Revenues

For the three months ended June 30, 2020, we had total revenues of $9,562,157, as compared to $12,565,222 for the three months ended June 30, 2019, a decrease of $3,003,065 or 23.90%. The decrease in total revenue was attributable to the decrease in revenues of extracts, partially offset by increase in revenues of TCM raw materials.

For the six months ended June 30, 2020, we had total revenues of $11,591,339, as compared to $24,079,226, for the six months ended June 30, 2019, a decrease of $12,487,887 or 51.86%. The decrease in total revenue was attributable to the decrease in revenues of extracts.

Total revenue is summarized as follows:

	Three Months Ended June 30,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$5,076,245	$2,825,347	$2,250,898	79.67%
Handicrafts	-	3,823	(3,823)	(100.00)%
Extracts	4,326,203	9,690,744	(5,364,541)	(55.36)
Others	159,709	45,308	114,401	252.50%
Total	$9,562,157	$12,565,222	$(3,003,065)	(23.90)%

	Six Months Ended June 30,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$7,083,638	$6,988,782	$94,856	1.36%
Handicrafts	-	6,118	(6,118)	(100.00)%
Extracts	4,326,203	16,965,250	(12,639,047)	(74.50)
Others	181,498	119,076	62,422	52.42%
Total	$11,591,339	$24,079,226	$(12,487,887)	(51.86)%

For the three months ended June 30, 2020 compared to June 30, 2019, the decrease in extracts was mainly attributable to the decrease in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract. The increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical.

For the six months ended June 30, 2020 compared to June 30, 2019, the decrease in extracts was mainly attributable to the decrease in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the three months ended June 30, 2020, cost of revenues amounted to $8,276,774 as compared to $11,919,164 for the three months ended June 30, 2019, a decrease of $3,642,390 or 30.56%. For the three months ended June 30, 2020, cost of revenues accounted for 86.56% of total revenues compared to 94.86% of total revenues for the three months ended June 30, 2019.

For the six months ended June 30, 2020, cost of revenues amounted to $9,863,701 as compared to $22,274,639 for the six months ended June 30, 2019, a decrease of $12,410,938 or 55.72%. For the six months ended June 30, 2020, cost of revenues accounted for 85.10% of total revenues compared to 92.51% of total revenues for the six months ended June 30, 2019.

Cost of revenues by product categories is as follows:

	Three Months Ended June 30,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$3,873,423	$2,126,883	$1,746,540	82.12%
Handicrafts	-	3,778	(3,778)	(100.00)%
Extracts	3,849,876	9,652,672	(5,802,796)	(60.12)
Others	553,475	135,831	417,644	307.47%
Total	$8,276,774	$11,919,164	$(3,642,390)	(30.56)%

	Six Months Ended June 30,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$5,569,307	$5,144,317	$424,990	8.26%
Handicrafts	-	975	(975)	(100.00)%
Extracts	3,849,876	16,926,486	(13,076,610)	(77.26)
Others	444,518	202,861	241,657	119.12%
Total	$9,863,701	$22,274,639	$(12,410,938)	(55.72)%

The decrease in our cost of revenues for the three and six months ended June 30, 2020 as compared to the three months and six months ended June 30, 2019 was in line with the increase in revenue.

Gross Profit

For the three months ended June 30, 2020, gross profit was $1,285,383 as compared to $646,058 for the three months ended June 30, 2019, representing gross profit margins of 13.44% and 5.14%, respectively. For the six months ended June 30, 2020, gross profit was $1,727,638 as compared to $1,804,587 for the six months ended June 30, 2019, representing gross profit margins of 14.90% and 7.49%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	(Decrease) Increase	2020	2019	(Decrease) Increase
TCM raw materials	23.70%	24.72%	(1.02)%	21.38%	26.39%	(5.01)%
Handicrafts	-%	1.18%	-%	-%	84.06%	-%
Extracts	11.01%	0.39%	10.62%	11.01%	0.23%	10.78%
Others	(246.55)%	(199.80)%	(46.75)%	(114.92)%	(70.36)%	(74.56)%
Total	13.44%	5.14%	8.30%	14.90%	7.49%	7.41%

The increase in our overall gross profit margin for the three and six month ended June 30, 2020 as compared to the three and six months ended June 30, 2019 were primarily attributable to the higher gross margin yields of extracts.

Operating Expenses

For the three months ended June 30, 2020, operating expenses amounted to $428,883, as compared to $(490,143) for the three months ended June 30, 2019, an increase of $919,026 or 187.50%. The increase was mainly due to the bad debt recovery occurred during the three months ended June 30, 2019, no such event occurred during the three months ended June 30, 2020.

For the six months ended June 30, 2020, operating expenses amounted to $713,750 as compared to $123,112 for the six months ended June 30, 2019, an increase of $590,638 or 479.76%. The increase was mainly due to the bad debt recovery occurred during the six months ended June 30, 2019, no such event occurred during the six months ended June 30, 2020.

Income from Operations

For the three months ended June 30, 2020, income from operations was $856,500, as compared to income from operations of $1,136,201 for the three months ended June 30, 2019, a decrease of $279,701, or 24.62%. The decrease was primarily attributable to the increase of bad debt expenses and long-term inventory reserve after offset by the increase in gross profit from TCM raw materials and extracts.

For the six months ended June 30, 2020, income from operations was $1,013,888, as compared to income from operations of $1,681,475 for the six months ended June 30, 2019, a decrease of $667,587, or 39.70%. The decrease was primarily attributable to the increase of bad debt expenses and long-term inventory reserve after offset by the increase in gross profit from TCM raw materials and extracts.

Other (Expense) Income

For the three months ended June 30, 2020, total other expense was $118,933 as compared to total other expense of $330,103 for the three months ended June 30, 2019. The decrease was primarily attributable to the increase of interest expense and the decrease of exchange gain.

For the six months ended June 30, 2020, total other expense was $124,909 as compared to total other expense of $183,477 for the six months ended June 30, 2019. The decrease was primarily attributable to the increase of interest expense.

Net Income

As a result of the factors described above, our net income was $737,567 or $0.01 (basic and diluted), for the three months ended June 30, 2020, as compared to net income of $1,436,423 or $0.03 (basic and diluted), for the three months ended June 30, 2019. As a result of the factors described above, our net income was $888,979 or $0.02 (basic and diluted), for the six months ended June 30, 2020, as compared to net income of $1,813,465 or $0.03 (basic and diluted), for the six months ended June 30, 2019.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2020, we reported an unrealized gain on foreign currency translation of $102,289, as compared to an unrealized loss of $976,156 for the three months ended June 30, 2019. For the six months ended June 30, 2020, we reported an unrealized loss on foreign currency translation of $713,755, as compared to an unrealized gain of $48,728 for the six months ended June 30, 2019. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended June 30, 2020, comprehensive income of $839,856 was derived from the sum of our net income of $737,567 with foreign currency translation gain of $102,289. For the three months ended June 30, 2019, comprehensive income of $460,267 was derived from the sum of our net income of $1,436,423 with foreign currency translation loss of $976,156.

For the six months ended June 30, 2020, comprehensive income of $175,224 was derived from the sum of our net income of $888,979 with foreign currency translation loss of $713,976755. For the six months ended June 30, 2019, comprehensive income of $1,862,193 was derived from the sum of our net income of $1,813,465 with foreign currency translation gain of $48,728.

Segment Information

For the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended June 30, 2020 and 2019 was as follows:

	For the three months June 30, 2020			For the three months June 30, 2019
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$159,655	$9,402,448	$9,562,103	$9,696,743	$2,782,765	$12,479,508

USA	54	-	54	85,714	-	85,714

Total revenues	$159,709	$9,402,448	$9,562,157	$9,782,457	$2,782,765	$12,565,222

Information with respect to these reportable business segments for the six months ended June 30, 2020 and 2019 was as follows:

	For the six months June 30, 2020			For the six months June 30, 2019
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$159,655	$11,409,841	$11,569,496	$9,696,891	$14,263,288	$23,960,179

USA	21,843	-	21,843	119,047	-	119,047

Total revenues	$181,498	$11,409,841	$11,591,339	$9,815,938	$14,263,288	$24,079,226

During the three months ended June 30, 2020 and 2019, the revenue from PRC segment was $9,562,103 and $12,479,508, respectively, decrease of $2,917,405 or 23.38% due to the decrease demand on Asia market. The decrease in PRC segment was mainly due to the decrease in revenue from third parties in the amount of $9,537,088, offset by the increase in revenue from related parties in the amount of 6,619,683.

During the three months ended June 30, 2020 and 2019, the revenue from USA segment was $54 and $85,714, respectively, decrease of $85,660 or 99.94%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $85,660 attributable to our China customers’ decreased oversea demand.

During the six months ended June 30, 2020 and 2019, the revenue from PRC segment was $11,569,496 and $23,960,179, respectively, decrease of $12,390,683 or 51.71% due to the decrease demand on Asia market. The decrease in PRC segment was mainly due to the decrease in revenue from third parties in the amount of $9,537,236, and the decrease in revenue from related parties in the amount of 2,853,447.

During the six months ended June 30, 2020 and 2019, the revenue from USA segment was $21,843 and $119,047, respectively, decrease of $97,204 or 81.65%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $97,204 attributable to our China customers’ decreased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2020 and December 31, 2019, we had cash balances of $1,668,509 and $742,294, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2019 to June 30, 2020:

Category	June 30, 2020	December 31, 2019	Change	Percentage change
Current assets:
Cash	$1,668,509	$742,294	$926,215	124.78%
Accounts receivable	4,168,478	7,692,613	(3,524,135)	(45.81)%
Accounts receivable - related parties, net	4,320,000	193,000	4,127,000	2,138.34%
Inventories, net	1,819,551	2,637,389	(817,838)	(31.01)%
Prepaid expenses – related parties	-	5,829	(5,829)	(100.00)%
Prepaid expenses and other assets	222,982	51,140	171,842	336.02%
VAT recoverable	751,865	349,096	402,769	115.37%
Current liabilities:
Accounts payable for acquisition of yew forests and others	1,324,718	920,459	404,259	43.92%
Accounts payable for acquisition of yew forests and others - related parties	420,103	16,629	403,474	2426.32%
Advances from customers	407,208	50,071	357,137	713.26%
Advances from customers - related parties	110,349	-	110,349	100.00%
Accrued expenses and other payables	403,015	266,749	136,266	33.81%
Taxes payable	115,264	116,440	(1,176)	(1.01)%
Due to related parties	630,724	633,779	(3,055)	(0.48)%
Short-term borrowings	8,487,119	8,541,517	(54,398)	(0.64)%
Operating lease liabilities, current	59,799	52,104	7,695	14.77%
Working capital:
Total current assets	$12,951,385	$11,671,361	$1,280,024	10.97%
Total current liabilities	11,843,035	10,481,308	1,363,483	13.01%
Working capital	$1,108,350	$1,190,053	$(81,703)	(6.87)%

Our working capital decreased by $81,703 to $1,108,350 at June 30, 2020, from working capital of $1,190,053 at December 31, 2019. This decrease in working capital is primarily attributable to:

●	a decrease in accounts receivable of $3,524,135
●	an increase in accounts payable for acquisition of yew forests and others of $404,259
●	an increase in accounts payable for acquisition of yew forests and others - related parties of $403,474
●	an increase in advances from customers of $357,137
●	a decrease in inventories of $817,838

partially offset by:

●	an increase in accounts receivable - related parties of $4,127,000
●	an increase in cash of $926,215
●	an increase in VAT recoverable of $402,769

For the six months ended June 30, 2020, net cash flow provided by operating activities was $6,434,367, as compared to net cash flow provided by operating activities of $3,690,827 for the six months ended June 30, 2019, an increase of $2,743,540. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2020, net cash flow provided by operating activities was $6,434,367 was primarily attributable to:

●	net income of approximately $889,000 adjusted for the add-back of non-cash items, such as inventory additional reserves of approximately $370,000, sale of yew forest assets as inventory of approximately 4,330,000, amortization of land use rights and yew forest assets of approximately $1,272,000 and bad debt expense of approximately $197,000; and

●	Changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $3,430,000, an increase in accounts receivable-related parties of approximately $4,348,000, and a decrease in inventories of approximately $828,000

For the six months ended June 30, 2019, net cash flow provided by operating activities of $3,690,827 was primarily attributable to:

●	net income of approximately $1,813,000 adjusted for the add-back of non-cash items, such as inventory write-down of approximately $133,000, sale of yew forest assets as inventory of approximately 3,814,000, amortization of land use rights and yew forest assets of approximately $792,000 and bad debt recovery of approximately $390,000; and

●	Changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $9,696,000, an increase in accounts receivable-related parties of approximately $993,000, a decrease in inventories of approximately $6,170,000, and an increase in advance from customers-related party of approximately $2,777,000.

Net cash flow used in investing activities was approximately $5,466,000 for the six months ended June 30, 2020. During the six months ended June 30, 2020, we have made payment in approximately $5,427,000 for purchase of yew forest assets, and made payment for purchase of property and equipment $39,000. Net cash flow used in investing activities was approximately $6,438,000 for the six months ended June 30, 2019. During the six months ended June 30, 2019, we have made payment in approximately $6,297,000 for purchase of yew forest assets, and made prepayments for purchases of yew forest assets of approximately $133,000.

Net cash flow provided by financing activities was approximately $71,000 for the six months ended June 30, 2020 and consisted of proceeds of $5,300,000 from banks, and offset by repayments of approximately $5,230,000. Net cash flow provided by financing activities was approximately $2,414,000 for the six months ended June 30, 2019 and consisted of proceeds of $5,234,000 from banks, and offset by repayments of approximately $2,850,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2020 and December 31, 2019, approximately $45.6 million and $44.6 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $714,975 for the six months ended June 30, 2020 and a gain of $48,728 for the six months ended June 30, 2019, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

No material change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YEW BIO-PHARM GROUP, INC.

By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Financial Officer

Date: August 14, 2020

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.