Form 10-Q
period 2020-09-30
Yew Bio-Pharm Group, Inc.
filed 2020-11-13
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	YEWB	OTC Markets Group

As of November 12, 2020, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,224,293	$742,294
Accounts receivable	2,180,937	7,692,613
Accounts receivable - related parties, net	7,113,073	198,829
Inventories, net	2,623,359	2,637,389
Prepaid expenses and other receivables	88,215	51,140
VAT input credit	367,083	349,096
Total Current Assets	13,596,960	11,671,361

LONG-TERM ASSETS:
Long-term inventories, net	1,232,714	1,579,615
Property and equipment, net	486,151	474,903
Intangible assets, net	29,254	32,325
Land use rights and yew forest assets, net	40,868,364	40,048,696
Long-term advance for yew forest assets	114,227	-
Operating lease right-of-use assets	337,962	399,817
Total Long-term Assets	43,068,672	42,535,356

Total Assets	$56,665,632	$54,206,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable for acquisition of yew forests and others	$678,519	$920,459
Accounts payable for acquisition of yew forests and others - related parties	103,363	16,629
Advance from customers	182,534	50,071
Accrued expenses and other payables	344,516	266,749
Due to related parties	660,756	633,779
Short-term borrowings	8,166,609	8,541,517
Operating lease liabilities, current	61,773	52,104
Total Current Liabilities	10,198,070	10,481,308

NONCURRENT LIABILITIES:
Taxes payable, noncurrent	973,647	1,088,194
Long-term deferred income	1,137,236	892,375
Operating lease liabilities, noncurrent	295,368	351,145
Total Noncurrent Liabilities	2,406,251	2,331,714

Total Liabilities	12,604,321	12,813,022

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock: $0.001 par value; 140,000,000 shares authorized; 51,700,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	51,700	51,700
Additional paid-in capital	9,645,143	9,819,828
Retained earnings	31,835,676	29,950,723
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive loss	(1,233,496)	(2,190,844)
Total Shareholders’ Equity	44,061,311	41,393,695

Total Liabilities and Shareholders’ Equity	$56,665,632	$54,206,717

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2020	2019	2020	2019
REVENUES:
Revenues	$498,346	$(16,652)	$679,844	$9,799,286
Revenues - related parties	9,856,869	684,178	21,266,710	14,947,466
Total Revenues	10,355,215	667,526	21,946,554	24,746,752

COST OF REVENUES:
Cost of revenues	463,359	(224,076)	845,929	9,632,431
Cost of revenues - related parties	8,366,498	932,810	17,847,629	13,350,942
Total Cost of Revenues	8,829,857	708,734	18,693,558	22,983,373

GROSS PROFIT (LOSS)	1,525,358	(41,208)	3,252,996	1,763,379

OPERATING EXPENSES:
Selling, general and administrative	203,561	391,812	720,505	905,216
Bad debt (recovery) expense	(172,381)	(1,505,239)	24,425	(1,895,531)
Total Operating Expenses, Net	31,180	(1,113,427)	744,930	(990,315)

INCOME FROM OPERATIONS	1,494,178	1,072,219	2,508,066	2,753,694

OTHER INCOME (EXPENSES):
Interest expense	(125,615)	(97,181)	(361,209)	(278,925)
Other income (expense), net	27,235	(230,487)	40,652	61,298
Foreign currency transaction (loss) gain	(372,672)	398,149	(275,404)	471,585
Total Other (Expenses) Income, Net	(471,052)	70,481	(595,961)	253,958

INCOME BEFORE PROVISION FOR INCOME TAXES	1,023,126	1,142,700	1,912,105	3,007,652
(PROVISION) BENEFIT FOR INCOME TAXES	(27,152)	40,933	(27,152)	(10,554)
NET INCOME	$995,974	$1,183,633	$1,884,953	$2,997,098

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,671,103	(1,651,817)	957,348	(1,603,089)

COMPREHENSIVE INCOME (LOSS)	$2,667,077	$(468,184)	$2,842,301	$1,394,009

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.02	$0.02	$0.04	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	51,700,000	51,700,000	51,700,000	51,781,044

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,884,953	$2,997,098
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	24,425	(1,895,531)
Depreciation and amortization	40,362	44,959
Gain on disposal of PPE	-	(9,379)
Inventory reserves (recovery)	338,912	(39,586)
Amortization of land use rights and yew forest assets and intangible assets	2,045,199	1,448,738
Sale of yew forest assets as inventory	8,769,387	4,788,466
Changes in operating assets and liabilities:
Accounts receivable	5,602,258	(7,982,832)
Accounts receivable - related parties	(6,816,982)	4,217,576
Prepaid expenses and other current assets	(20,159)	(34,384)
Inventories	94,847	5,880,686
VAT input credit	(9,332)	929,492
Accounts payable	(55,418)	121,911
Accounts payable - related parties	(16,746)	1,268,312
Accrued expenses and other payables	75,319	(28,446)
Advance from customer	129,025	-
Advance from customer-related parties	-	(7,957)
Due to related parties	21,583	2,405
Taxes payable	(116,387)	(160,316)
Deferred income	219,371	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,210,618	11,541,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(152,531)	(18,733)
Purchase of land use rights and yew forest assets	(10,934,655)	(14,005,315)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,087,186)	(14,024,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	10,420,110	10,543,374
Repayments of short-term borrowings	(10,920,492)	(8,044,687)
Proceeds from government loans	79,920	-
Proceeds from related parties	2,457	30,000
Repayment to related parties	-	(10,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(418,005)	2,518,687

EFFECT OF EXCHANGE RATE ON CASH	(223,428)	70,223

NET INCREASE IN CASH	481,999	106,074

CASH - Beginning of the year	742,294	521,670

CASH - End of the year	$1,224,293	$627,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$359,483	$296,868
Income taxes	$27,152	$162,390

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$434	$874
Payable for acquisition of yew forests	$-	$307,674
Payable for acquisition of yew forests-related parties	$-	$354,317

See notes to these unaudited consolidated financial statements.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2018	52,075,000	$52,075	$9,953,494	$28,965,217	$3,762,288	$(1,646,035)	$41,087,039
Cancellation of common stocks	(375,000)	(375)	375				-

Net income	-	-	-	2,997,098	-	-	2,997,098

Purchase of yew forest assets from entity under common control with price over carrying amount	-	-	(431,588)	-	-	-	(431,588)

Foreign currency translation adjustment	-	-	-	-	-	(1,603,089)	(1,603,089)

Balance, September 30, 2019	51,700,000	$51,700	$9,522,281	$31,962,315	$3,762,288	$(3,249,124)	$42,049,460

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2019	51,700,000	$51,700	$9,819,828	$29,950,723	$3,762,288	$(2,190,844)	$41,393,695
Net income	-	-	-	1,884,953	-	-	1,884,953

Purchase of yew forest assets from entity under common control with price over carrying amount	-	-	(174,685)	-	-	-	(174,685)

Foreign currency translation adjustment	-	-	-	-	-	957,348	957,348

Balance, September 30, 2020	51,700,000	$51,700	$9,645,143	$31,835,676	$3,762,288	$(1,233,496)	$44,061,311

See notes to these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2020, and the results of operations and cash flows for the nine months ended September 30, 2020 and 2019, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%	Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%	Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements	Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100% (1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc. (“MC”)	State of California, United State June 8, 2016		100% (2)	Sales of yew oil candles and yew oil soaps
Harbin Jingchibai Bio-Technology Development Co., Limited (“JCB”)	PRC March 18, 2020	RMB1,000,000	51%	Sales of yew oil candles and yew oil soaps, no active operation since its incorporation

(1)	Wholly owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of YBP, its subsidiaries and operating VIE and its subsidiary in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation. Certain reclassifications have been made to the consolidated financial statements for prior year to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. On September 30, 2020 and December 31, 2019, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$1,211,352	$688,863
Accounts receivable	2,167,353	7,692,600
Accounts receivable - related parties, net	7,113,073	198,829
Inventories (current and noncurrent), net	3,066,451	2,991,237
Prepaid expenses and other receivables	83,832	37,202
Advance to suppliers	114,227	-
Property and equipment, net	479,390	466,025
Long-term investment in an affiliate	3,908,641	3,009,527
Land use rights and yew forest assets, net	40,868,364	40,048,696
Operating lease right of use assets	229,557	259,331
VAT input credit	367,083	349,096
Total assets of VIE and its subsidiary	$59,609,323	$55,741,406

Liabilities
Accounts Payable for acquisition of yew forests and others	$603,606	$796,346
Accounts Payable for acquisition of yew forests and others - related parties	103,363	16,629
Advances from customers	182,534	50,071
Short-term borrowings	8,086,689	8,541,517
Accrued expenses and other payables	198,291	131,420
Operating lease liability, current and noncurrent	246,228	262,763
Long-term deferred income	1,137,235	892,375
Due to related parties and VIE holding companies	128,094	614,265
Total liabilities of VIE and its subsidiary	$10,686,040	$11,305,386

Basis of Presentation

The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company’s 2019 Annual Report on Form 10-K (“2019 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019, has been derived from the Company’s audited consolidated financial statements as of that date.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three and nine months ended September 30, 2020 and 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet as of January 1, 2019.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU No. 2017-04 on January 01, 2020 and the adoption did not have an impact on the Company’s interim financial position and results of operations.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard is effective for all entities. The standard may be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. The Company is currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

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

NOTE 4 – INVENTORIES, NET

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of September 30, 2020, and December 31, 2019 inventories consisted of the following:

	September 30, 2020			December 31, 2019
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$17,169	$93,272	$110,441	$16,761	$91,056	$107,817
Finished goods	2,752,157	2,612,259	5,364,416	2,770,352	2,613,724	5,384,076
Total	2,769,326	2,705,531	5,474,857	2,787,113	2,704,780	5,491,893

Inventory reserves	(145,967)	(1,472,817)	(1,618,784)	(149,724)	(1,125,165)	(1,274,889)
Inventories, net	$2,623,359	$1,232,714	$3,856,073	$2,637,389	$1,579,615	$4,217,004

Inventories as of September 30, 2020 and December 31, 2019 consisted of inventories purchased from related parties are as follows:

	September 30,	December 31,
	2020	2019
Inventories, net	$47,029	$-
Inventories - related parties, net	2,576,330	2,637,389
Total	$2,623,359	$2,637,389

	September 30,	December 31,
	2020	2019
Long-term inventories, net	$411,232	$395,032
Long-term inventories - related parties, net	821,482	1,184,583
Total	$1,232,714	$1,579,615

NOTE 5 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the Nine Months Ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
U.S. federal income tax rate	21.00%	21.00%
State income tax rate	8.84%	8.84%
Tax rate difference	5.57%	4.51%
PRC tax exemption and reduction	(45.64)%	(38.15)%
GILTI	-%	-%
Valuation allowance	11.69%	3.80%
Others	(0.04)%	0.35%
Effective tax rate	1.42%	0.35%

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%. The Company recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and corresponding valuation allowances in its consolidated financial statements for the year ended December 31, 2018. Accordingly, the Company recognized a one-time transition tax of $1,431,835 during 2018 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of September 30, 2020, and December 31, 2019, the Company had current income tax payable of $114,600 and $116,440 and noncurrent income tax payable of $973,647 and $1,088,194, respectively.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the Nine Months Ended September 30, 2020 and 2019, the GILTI tax expense was nil. As of September 30, 2020, and December 31, 2019, the Company had no GILTI tax payable outstanding.

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

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products, 17% and 16% for handicrafts, yew candles complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC prior to and after May 1, 2018, respectively. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company. The company’s sales of yew candles, handmade essence oil soaps, and pine needle extracts and export products are under VAT tax-exempt treaty and thus are eligible for return of VAT input. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same fiscal year.

NOTE 6 - SHORT-TERM BORROWINGS

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide a line of credit of $2,800,000 (approximately RMB20 million) to the Company for the period of three years. On February 25, 2020, the Company entered into another credit agreement with CEB, pursuant to which CEB provides another line of credit of RMB20 million (approximately $2,820,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 5.65% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided personal guarantees to the loans. HDS paid two $1,400,000 back in March and April 2020, totaling $2,800,000 under the initial line of credit, through which the initial line of credit was paid off in its entirety. As of September 30, 2020, and December 31, 2019, the Company held $2,205,461 (RMB15 million) and $2,800,000 loans from CEB, respectively. During the three and nine months ended September 30, 2020, the Company recorded $63,247 and $134,041 interest expense in connection with the CEB loans, respectively.

On August, 2018, HDS entered into two loan agreements with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained two bank loan in the amounts of RMB15 million (approximately $2,153,000) and RMB5 million (approximately $718,000) with one year term, respectively. The loans carry 5.4375% interest rate annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loans. HDS paid off the two loans in their entireties in July and August 2019.

On May 13, 2019, HDS entered into a credit agreement with Postal Saving Bank of China which agreed to provide a line of credit of RMB20 million (approximately $2,830,000) to the Company for the period of ten years. These loans have interest rate of 5.22% per annum payable monthly. Zhiguo Wang and his wife Madame Qi, pledged buildings and land use rights they owned with Postal Saving Bank of China to secure the loans. In addition, Zhiguo Wang and his wife Madame Qi, Yicheng Wang and Lei Zhang provided personal guarantees to the loans. As of September 30, 2020, and December 31, 2019, $2,940,614 (RMB20 million) and $2,870,758 (RMB11.9 million) were outstanding under the line of credit, respectively. HDS recorded $42,264 and $112,753 interest expense associated with the loans for the three and nine months ended September 30, 2020, respectively.

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), pursuant to which HDS obtained a bank loan in the amount of RMB15 million (approximately $2,153,000), payable on July 25, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB15 million (approximately $2,200,000) bank loan with Yingkou Bank on July 24, 2020 with the expiration date on July 23, 2021. As of September 30, 2020, and December 31, 2019, $2,205,461 (RMB 15 million) and $2,153,069 (RMB 15 million) were outstanding under the loan agreement, respectively. HDS recorded $36,943 and $107,676 interest expense associated with the loans for the three and nine months ended September 30, 2020, respectively.

On August 20, 2019, HDS entered into another loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5 million (approximately $718,000), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB5 million (approximately $735,000) for another year with maturity date on July 23, 2021. As of September 30, 2020, and December 31, 2019, $735,154 (RMB5 million) and $717,690 (RMB5 million) were outstanding under the loan agreement, respectively. HDS recorded $12,314 and $35,892 interest expense associated with the loans for the three and nine months ended September 30, 2020, respectively.

On January 30, 2020, Yicheng Wang entered into a loan agreement with the Company, pursuant to which the Company lent RMB600,000 to Yicheng Wang for the period from January 30, 2020 to January 29, 2021 at the interest rate of 5.00%. On February 24 and 25, 2020, Yicheng Wang paid the entire loan amount off.

On May 1, 2020, the Company got a Promissory Note (the “Note”) in the amount of $70,920 approved from the Paycheck Protection Program (the “PPP Loan”) through Bank of America (the “Lender”) under the CARES Act excused by government due to the COVID-19 crisis. The interest rate on this Note is a fixed rate of 1.00% per annum. The loan will be due in one payment of all outstanding principal plus all accrued unpaid interest in two years after the date of this Note (“Maturity Date”). According to SBA’s PPP description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities. Loan payments will also be deferred for six months. No collateral or personal guarantees are required. The Company received $70,920 PPP Loan on May 4, 2020, which was outstanding as of September 30, 2020.

On July 2020, the Company received advances of the SBA Economic Injury Disaster Loans (“EIDL”) totaling $9,000 under the CARES Act. The advances will reduce the amount that will ultimately be forgiven under the PPP program.

For the three months ended September 30, 2020 and 2019, interest expense was approximately $126,000 and $97,000, respectively. For the nine months Ended September 30, 2020 and 2019, interest expense was approximately $361,000 and $279,000, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

On February 28, 2019, the Company entered into an agreement with Chineseinvestors.com, Inc., pursuant to which the Company cancelled the common shares of 375,000 issued to Chineseinvestors.com, Inc.

Stock option activities for the nine months ended September 30, 2020 and 2019 were summarized in the following table.

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Balance at beginning of period	7,738,737	$0.22	7,738,737	$0.22
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance at end of period	7,738,737	$0.22	7,738,737	$0.22
Option exercisable at end of period	7,738,737	$0.22	7,738,737	$0.22

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding on September 30, 2020:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2020	Weighted Average Exercise Price
$0.22-0.25	7,738,737	1.25	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $Nil, based upon the Company’s closing stock price of $0.11 as of September 30, 2020.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to common stockholders for basic and diluted net income per share of common stock	$995,974	$1,183,633	$1,884,953	$2,997,098
Weighted average common stock outstanding - basic	51,700,000	51,700,000	51,700,000	51,781,044
Effect of dilutive securities:
Non-vested restricted common stock	-	-	-	-
Stock options issued to directors/officers/employees	-	-	-	-
Weighted average common stock outstanding - diluted	51,700,000	51,700,000	51,700,000	51,781,044
Net income per common share – basic	$0.02	$0.02	$0.04	$0.06
Net income per common share - diluted	$0.02	$0.02	$0.04	$0.06

For the three months ended September 30, 2020 and 2019, and for the nine months ended September 30, 2020 and 2019, outstanding options of 7,738,737 were excluded from the computation of diluted net income per share as the impact of including those option shares would be anti-dilutive.

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

The components of lease expense consist of the following:

	Classification	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost	Selling, general and administrative expense	$54,550	$113,476
Net lease cost		$54,550	$113,476

Balance sheet information related to leases consists of the following:

	Classification	September 30, 2020	September 30, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$337,962	$218,195
Total leased assets		$337,962	$218,195
Liabilities
Current Operating	Current maturities of operating lease liabilities	$61,773	$24,389
Non-current Operating	Operating lease liabilities	295,368	247,147
Total lease liabilities		$357,141	$271,536

Weighted average remaining lease term
Operating leases		10.7 years	5.9 years

Weighted average discount rate
Operating leases		6.44%	6.44%

Cash flow information related to leases consists of the following:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60,264	$58,004

The minimum future lease payments as of September 30, 2020 are as follows:

Years Ending December 31,	Operating Leases
The remaining of 2020	$14,064
2021	80,452
2022	80,761
2023	34,028
2024	29,766
2025	26,703
Thereafter	214,966
Total lease payments	480,740
Less: Interest	(123,599)
Present value of lease liabilities	$356,105

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the nine months ended September 30, 2020 and 2019, the major customers whose sales and accounts receivable accounted for 10% or more of the Company’s total revenue and accounts receivable, respectively, were as follows:

	For the Nine Months Ended September 30,
Customer	2020	2019
A (Yew Pharmaceutical, a related party)	63.5%	-%
B (Hong Kong YIDA Commerce Co., Limited, a related party)	-%	22%
C (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	* %	78%
D (DMSU, a related party)	11.8%	-%
E (LIFEFORFUN LIMITED, a related party)	21.0%	-%

* Less than 10%

	Accounts receivable as of
Customer	September 30, 2020	December 31, 2019
A (Yew Pharmaceutical, a related party)	25.9%	-%
B (Hong Kong YIDA Commerce Co., Limited, a related party)	-%	2.5%
C (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	22.9%	97.5%
E (LIFEFORFUN LIMITED, a related party)	49.6%	-

Suppliers

For the nine months ended September 30, 2020 and 2019, major suppliers accounting for 10% or more of the Company’s total purchase and major suppliers whose accounts payable accounted for 10% or more of the Company’s total accounts payable were as follows:

	For the Nine Months Ended September 30,
Supplier	2020		2019
A (Yew Pharmaceutical, a related party)	43.5%		44%
F (Haixiang Liu)	*	%	10%

* Less than 10%

	Accounts payable as of
Supplier	September 30, 2020	December 31, 2019
G (Heilongjiang Weishahe Agriculture Technology Co., Ltd)	72.1%	85.3%

On September 30, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

	September 30, 2020	December 31, 2019
Country
United States	$8,119	$46,855
China	1,216,174	695,439
Total Cash	$1,224,293	$742,294

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2020, and December 31, 2019, approximately $303,000 and $216,000 of the Company’s cash held by financial institutions was insured, and the remaining balance of approximately $921,000 and $526,000 was not insured, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS

Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director.

DMSU Digital Technology Limited(“DMSU”)	Significantly influenced by the Company

Hong Kong YIDA Commerce Co., Limited(“YIDA”)	Significantly influenced by the Company

LIFEFORFUN LIMITED	Significantly influenced by the Company

Jinguo Wang	Management of HDS and Legal person of Xinlin

Zhiguo Wang	Principal shareholder and CEO of the Company

Guifang Qi	Principal shareholder and the wife of CEO

Cai Wang	Employee of the Company

Weihong Zhang	Employee of the Company

Xue Wang	Employee of the Company

Chunping Wang	Employee of the Company

Jimin Lu	Employee of the Company

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $146,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soaps, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles and pine needle extracts as finished goods and then sells to third party and related party. The Company has not renewed the Development Agreement with Yew Pharmaceutical yet. We currently enter into individual agreement for each single transaction.

For the nine months ended September 30, 2020 and 2019, total revenues from Yew Pharmaceutical under the above agreement amounted to $13,927,843 and $7,755,545, and the corresponding cost of revenues amounted to $12,458,699 and $6,159,705, respectively. On September 30, 2020 and December 31, 2019, the Company had $2,402,152 and $Nil accounts receivable from Yew Pharmaceutical, respectively.

For the nine months ended September 30, 2020 and 2019, the Company purchased various products from Yew Pharmaceutical totaling $7,961,493 and $11,018,135, respectively, such as pine needle extracts, composite northeast yew extract and mixed essential oil and etc.

Transactions with DMSU

On February 10, 2020, the Company entered a payment schedule agreement with DMSU regarding the outstanding accounts receivable under 2018 and 2020 sales contracts. Pursuant to the payment schedule, DMSU agreed to make payments in 2020 totaling of $1,000,000 out of total $5,304,000 receivable balance under 2018 sales contracts and the remaining will be paid within next three years. Regarding the 2020 sales contracts entered, DMSU will arrange payments of the entire transaction within six months after goods are delivered. For the nine months ended September 30, 2020, total revenues from DMSU amounted to $2,592,000. The company collected approximately $2,753,000 from DMSU during the third quarter of 2020, of which $161,000 was recorded as recovery of accounts receivable due from DMGU previously written off under 2018 sales contracts.

For the nine months ended September 30, 2019, there was $Nil sales transaction the Company conducted with DMSU. During the nine months ended September 30, 2019, the Company recovered approximately $1,034,000 of accounts receivable due from DMSU previously written off. The recovered amount was recorded as bad debt recovery as of September 30, 2019.

Transactions with ZTC

During the nine months ended September 30, 2020 and 2019, HDS purchased yew forest assets from ZTC in the amount of $1,055,173 and $2,135,919, respectively. Since the purchases were conducted between entities under common control, the Company recorded the assets received at the carrying costs of $933,680 and $1,730,920 by ZTC, respectively. The differences of $121,493 and $404,999 between the actual purchase amounts and carrying costs were recorded as a deduction of additional paid-in capital. On September 30, 2020 and December 31, 2019, the Company had $Nil balance payable to ZTC.

As of September 30, 2020, HDS also prepaid ZTC $102,922 pursuant to a purchase intention contract for mask machines entered on September 12, 2020.

Transactions with Xinlin

During the nine months ended September 30, 2020 and 2019, HDS purchased yew forest assets from Xinlin in the amount of $462,541 and $149,378, respectively. Since the purchase were conducted between entities under common control, the Company recorded the assets received at the carrying costs of $409,349 and $122,788 by Xinlin, respectively. The differences of $53,192 and $26,590 between the actual purchase price and carrying costs were recorded as a deduction of additional paid-in capital. On September 30, 2020 and December 31, 2019, the Company had $Nil balance payable to Xinlin.

Transactions with YIDA

For the nine months ended September 30, 2020 and 2019, total revenues from YIDA amounted to $Nil and $7,236,000. On September 30, 2020 and December 31, 2019, the Company had $Nil and $193,000 accounts receivable from YIDA, respectively.

Transactions with Lifeforfun Limited

For the nine months ended September 30, 2020 and 2019, total revenues from Lifeforfun Limited amounted to $4,608,000 and $Nil. On September 30, 2020 and December 31, 2019, the Company had $4,608,000 and $Nil accounts receivable, respectively.

Transactions with Jinguo Wang

During the nine months ended September 30, 2020 and 2019, HDS purchased yew forest assets from Jinguo Wang in the amount of $1,121,663 and $1,085,255, respectively. On September 30, 2020 and December 31, 2019, payable to Jinguo Wang for purchase of yew forest assets were $Nil.

Transactions with Weihong Zhang

During the nine months ended September 30, 2020 and 2019, HDS purchased yew forest assets from Weihong Zhang in the amount of $28,909 and $794,252, respectively. On September 30, 2020 and December 31, 2019, payable to Weihong Zhang for purchase of yew forest assets amounted to $29,406 and $Nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Chunping Wang

During the nine months ended September 30, 2020 and 2019, HDS purchased yew forest assets from Chunping Wang in the amount of $868,711 and $1,285,377, respectively. On September 30, 2020 and December 31, 2019, payable to Chunping Wang for purchase of yew forest assets were $Nil.

Transactions with Xue Wang

During the nine months ended September 30, 2020 and 2019, HDS purchased yew forest assets from Xue Wang in the amount of $750,184 and $158,093 respectively. On September 30, 2020 and December 31, 2019, payable to Xue Wang for purchase of yew forest assets were $Nil.

Transactions with Cai Wang

During the nine months ended September 30, 2020 and 2019, HDS purchased yew forest assets from Cai Wang in the amount of $390,269 and $81,611, respectively. On September 30, 2020 and December 31, 2019, payable to Cai Wang for purchase of yew forest assets were $Nil.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the nine months ended September 30, 2020 and 2019, rent expense related to the ZTC Lease approximately amounted to $18,000 and $18,000, respectively. On September 30, 2020 unpaid rent to ZTC amounted to approximately $12,000, which was included in due to related parties in the accompanying consolidated balance sheets. On December 31, 2019, prepaid rent to ZTC amounted to approximately $5,800, which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On March 2002, January 2010 and July 2015, the Company entered three office lease agreements with HDS Development and Mr. Wang in the lease terms of 23 years, 3 years and 15 years. The total annual payments of the three office leases are RMB 50,000 (approximately $7,000). For the nine months ended September 30, 2020 and 2019, the total rent expense related to the three office leases approximately amounted to $5,400 and $5,300 respectively. As of September 30, 2020, and December 31, 2019, the unpaid rent was approximately $5,500 and $7,000, respectively, which were included in due to related parties in the accompanying consolidated balance sheets.

On January 1, 2015, HYF leases from HBP a warehouse, with an area of 225 square meters, and a workshop, with an area of 50 square meters, both of which are located at No.1 Zisan Road, Shangzhi economic development district, Shangzhi City, Heilongjiang Province, in exchange for no consideration for the period from January 1, 2015 to December 31, 2020.

The Company leased an apartment in the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The initial lease term of Jixing Lease is one year and renewed twice currently with the expiration date on September 30, 2019. For the nine months ended September 30, 2020 and 2019, rent expense related to the Jixing Lease amounted $Nil and $1,100, respectively.

Due to Related Parties

The following summarized the Company’s due to related parties as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Zhiguo Wang and Guifang Qi	$553,579	$530,621
HBP	92,478	103,158
Others	14,699	-
Total	$660,756	$633,779	*

*:	The amounts due to related parties bear no interest and are payable on demand.

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

The Company managed and reviewed its business as two operating segments starting from year 2018. The business of HDS, JSJ, HYF and JCB in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment. PRC and USA segments retain all of the reported consolidated amounts.

The geographical distributions of the Company’s financial information for the nine months ended September 30, 2020 and 2019 were as follows:

	For the Nine Months Ended September 30,
Geographic Areas	2020	2019
Revenue
PRC	$21,908,026	$24,564,383
USA	93,548	205,694
Elimination Adjustment	(55,020)	(23,325)
Total Revenue	$21,946,554	$24,746,752

Income (Loss) from operations
PRC	$3,250,334	$3,178,243
USA	(742,268)	(424,549)
Total Income from operations	$2,508,066	$2,753,694

Net income (loss)
PRC	$2,625,091	$3,361,756
USA	(740,138)	(364,658)
Total net income	$1,884,953	$2,997,098

The geographical distributions of the Company’s financial information for the three months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
Geographic Areas	2020	2019
Revenue
PRC	$10,338,530	$604,204
USA	16,685	86,647
Elimination Adjustment	-	(23,325)
Total Revenue	$10,355,215	$667,526

Income (Loss) from operations
PRC	$1,587,209	$1,067,778
USA	(93,031)	4,441
Total Income from operations	$1,494,178	$1,072,219

Net income (loss)
PRC	$1,088,255	$1,138,524
USA	(92,281)	45,109
Total net income	$995,974	$1,183,633

The geographical distribution of the Company’s financial information as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30,	As of December 31,
Geographic Areas	2020	2019
Long-term assets
PRC	$46,012,533	$44,547,842
USA	964,780	1,363,586
Elimination adjustment	(3,908,641)	(3,376,072)
Total long-term assets	$43,068,672	$42,535,356

Reportable assets
PRC	$58,877,433	$55,407,391
USA	1,542,675	2,146,518
Elimination adjustment	(3,754,476)	(3,347,192)
Total reportable assets	$56,665,632	$54,206,717

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019, and consolidated financial conditions as of September 30, 2020 and December 31, 2019 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

We operated in two reportable business segments. The business of HDS, JSJ, HYF and JCB in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the three months ended September 30, 2020 and 2019, revenues from the PRC segment accounted for approximately 99.82% and 87.02% of consolidated revenue, respectively; revenues from USA segment accounted for approximately 0.18% and 12.980% of consolidated revenue, respectively.

For the nine months ended September 30, 2020 and 2019, revenues from the PRC segment accounted for approximately 99.84% and 99.17% of consolidated revenue, respectively; revenues from USA segment accounted for approximately 0.16% and 0.83% of consolidated revenue, respectively.

The Company’s revenues were mostly generated by HDS in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of September 30, 2020, the Company had $1,224,293 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $6,000, including approximately $4,000 in cash on September 30, 2020. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 2014 and March 2020, HDS established new subsidiaries, HYF, to develop and cultivate wood ear mushroom drink, and JCB, to sales of yew oil products. As of September 30, 2020, HYF had started pilot production with limited amount of sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC, to sales the Company’s yew products in American market. MC had limited operation activities for the nine months ended September 30, 2020.

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

Variable interest entities

Pursuant to ASC 810 and related subtopics related to the consolidation of variable interest entities, we are required to include in our consolidated financial statements the financial statements of VIEs. The accounting standards require a VIE to be consolidated by a company if that company is subject to the risk of loss for the VIE or is entitled to receive the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity. HDS is considered a VIE, and we are the primary beneficiary. We entered into agreements with HDS pursuant to which we shall receive 100% of HDS’s net income. In accordance with these agreements, HDS shall pay consulting fees equal to 100% of its net income to our wholly owned subsidiary, JSJ. JSJ shall supply the technology and administrative services needed to service the HDS.

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

Revenue recognition

We generate our revenue from sales of yew seedling products, sales of yew raw materials for medical application, sales of yew handicraft products, sales of “Others” including yew candles, yew essential oil soap, pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract. Pursuant to the guidance of ASC 606, we recognize revenue when obligations under the terms of a contract with customer are satisfied; generally, this occurs with the transfer of control of the products sold. Transfer of control to the customer is based on the standardized shipping terms in the contract as this determines when we have the right to payment, the customer has legal title to the asset and the customer has the risks of ownership.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three and nine months ended September 30, 2020 and 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet on January 1, 2019.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues - third parties	$498,346	$(16,652)	$679,844	$9,799,286
Revenues - related parties	9,856,869	684,178	21,266,710	14,947,466
Total revenues	10,355,215	667,526	21,946,554	24,746,752
Cost of revenues - third parties	463,359	(224,076)	845,929	9,632,431
Cost of revenues - related parties	8,389,574	932,810	17,870,705	13,350,942
Total cost of revenues	8,829,857	708,734	18,693,558	22,983,373
Gross profit (loss)	1,525,358	(41,208)	3,252,996	1,763,379
Operating expenses, net	31,180	(1,113,427)	744,930	(990,315)
Income from operations	1,494,178	1,072,219	2,508,066	2,753,694
Other (expenses) income	(471,052)	70,481	(595,961)	253,958
Net income before income taxes	1,023,126	1,142,700	1,912,105	3,007,652
(Provision) benefit for income taxes	(27,152)	40,933	(27,152)	(10,554)
Net income	995,974	1,183,633	1,884,953	2,997,098
Other comprehensive income (loss):
Foreign currency translation adjustment	1,671,103	(1,651,817)	957,348	(1,603,089)
Comprehensive income (loss)	$2,667,077	$(468,184)	$2,842,301	$1,394,009

Three and nine Months Ended September 30, 2020 Compared to Three and nine Months Ended September 30, 2019

Revenues

For the three months ended September 30, 2020, we had total revenues of $10,355,215, as compared to $667,526 for the three months ended September 30, 2019, an increase of $9,687,689 or 1,451.28%. The increase in total revenue was attributable to the increase in revenues of TCM raw materials and extracts.

For the nine months ended September 30, 2020, we had total revenues of $21,946,554, as compared to $24,746,752, for the nine months ended September 30, 2019, a decrease of $2,800,198 or 11.32%. The decrease in total revenue was attributable to the decrease in revenues of extracts, partially offset by increase in revenues of TCM raw materials.

Total revenue is summarized as follows:

	Three Months Ended September 30,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$6,844,205	$766,763	$6,077,442	792.61%
Handicrafts	9,599	1,049	8,550	815.06%
Extracts	3,482,058	(192,601)	3,674,659	(1,907.91)
Others	19,353	92,315	(72,962)	(79.04)%
Total	$10,355,215	$667,526	$9,687,689	1,451.28%

	Nine Months Ended September 30,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$13,927,843	$7,755,545	$6,172,298	79.59%
Handicrafts	9,599	7,167	2,432	33.93%
Extracts	7,808,261	16,772,649	(8,964,388)	(53.45)
Others	200,851	211,391	(10,540)	(4.99)%
Total	$21,946,554	$24,746,752	$(2,800,198)	(11.32)%

For the three months ended September 30, 2020 compared to September 30, 2019, the increase in extracts was mainly attributable to the increase in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract. The increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical.

For the nine months ended September 30, 2020 compared to September 30, 2019, the decrease in extracts was mainly attributable to the decrease in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract. The increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical.

Cost of Revenues

For the three months ended September 30, 2020, cost of revenues amounted to $8,829,857 as compared to $708,734 for the three months ended September 30, 2019, an increase of $8,121,123 or 1,145.86%. For the three months ended September 30, 2020, cost of revenues accounted for 85.27% of total revenues compared to 106.17% of total revenues for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, cost of revenues amounted to $18,693,558 as compared to $22,983,373 for the nine months ended September 30, 2019, a decrease of $4,496,687 or 33.68%. For the nine months ended September 30, 2020, cost of revenues accounted for 85.17% of total revenues compared to 92.87% of total revenues for the nine months ended September 30, 2019.

Cost of revenues by product categories is as follows:

	Three Months Ended September 30,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$5,255,828	$1,015,388	$4,240,440	417.62%
Handicrafts	9,452	1,080	8,372	775.36%
Extracts	3,647,661	(192,162)	3,839,823	(1,998.22)%
Others	(83,084)	(115,572)	32,489	(28.11)%
Total	$8,829,857	$708,734	$8,121,123	1,145.86%

	Nine Months Ended September 30,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$10,825,135	$6,159,705	$4,665,430	75.74%
Handicrafts	9,452	2,055	7,397	359.99%
Extracts	7,497,537	16,734,324	(9,236,787)	(55.20)%
Others	361,434	87,289	274,146	314.07%
Total	$18,693,558	$22,983,373	$(4,289,815)	(18.66)%

The increase and decrease in our cost of revenues for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 were in line with the increase in revenue.

Gross Profit

For the three months ended September 30, 2020, gross profit was $1,525,358 as compared to $(41,208) for the three months ended September 30, 2019, representing gross profit margins of 14.73% and (6.17) %, respectively. For the nine months ended September 30, 2020, gross profit was $3,252,996 as compared to $1,763,379 for the nine months ended September 30, 2019, representing gross profit margins of 14.82% and 7.13%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	(Decrease) Increase	2020	2019	(Decrease) Increase
TCM raw materials	23.21%	(32.43)%	55.64%	22.28%	20.58%	1.70%
Handicrafts	1.54%	(2.93)%	4.47%	1.54%	71.33%	(69.79)%
Extracts	(4.76)%	0.23%	(4.99)%	3.98%	0.23%	3.75%
Others	529.32%	225.19%	304.13%	(79.95)%	58.71%	(138.66)%
Total	14.73%	(6.17)%	20.90%	14.82%	7.13%	7.69%

The increase in our overall gross profit margin for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 were primarily attributable to the increased sales percentage of TCM raw materials and extracts which have higher gross margin.

Operating Expenses

For the three months ended September 30, 2020, operating expenses amounted to $31,180, as compared to $(1,113,427) for the three months ended September 30, 2019, an increase of $1,144,608 or 102.80%. The increase was mainly due to the decrease of bad debt recovery occurred during the three months ended September 30, 2020, as compared to that occurred during the three months ended September 30, 2019.

For the nine months ended September 30, 2020, operating expenses amounted to $744,930 as compared to $(990,315) for the nine months ended September 30, 2019, an increase of $1,735,245 or 175.22%. The increase was mainly due to the decrease of bad debt recovery occurred during the nine months ended September 30, 2020, as compared to that occurred during the nine months ended September 30, 2019.

Income from Operations

For the three months ended September 30, 2020, income from operations was $1,494,178, as compared to income from operations of $1,072,219 for the three months ended September 30, 2019, an increase of $421,959, or 39.35%. The increase was primarily attributable to the increase in gross profit.

For the nine months ended September 30, 2020, income from operations was $2,508,066, as compared to income from operations of $2,753,694 for the nine months ended September 30, 2019, a decrease of $245,628 or 8.92%. The increase was primarily attributable to the increase in gross profit after offset by the decrease in bad debt recovery.

Other (Expense) Income

For the three months ended September 30, 2020, total other expense was $471,052 as compared to total other income of $70,481 for the three months ended September 30, 2019. The decrease was primarily attributable to the decrease of exchange gain.

For the nine months ended September 30, 2020, total other expense was $595,961 as compared to total other income of $253,958 for the nine months ended September 30, 2019. The decrease was primarily attributable to the decrease of exchange gain.

Net Income

As a result of the factors described above, our net income was $995,974 or $0.02 (basic and diluted), for the three months ended September 30, 2020, as compared to net income of $1,183,633 or $0.02 (basic and diluted), for the three months ended September 30, 2019. As a result of the factors described above, our net income was $1,884,953 or $0.04 (basic and diluted), for the nine months ended September 30, 2020, as compared to net income of $2,997,098 or $0.06 (basic and diluted), for the nine months ended September 30, 2019.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2020, we reported an unrealized gain on foreign currency translation of $1,671,103, as compared to an unrealized loss of $1,651,817 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we reported an unrealized gain on foreign currency translation of $957,348, as compared to an unrealized loss of $1,603,089 for the nine months ended September 30, 2019. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended September 30, 2020, comprehensive income of $2,667,077 was derived from the sum of our net income of $995,974 with foreign currency translation gain of $1,671,103. For the three months ended September 30, 2019, comprehensive loss of $468,184 was derived from the sum of our net income of $1,183,633 with foreign currency translation loss of $1,651,817.

For the nine months ended September 30, 2020, comprehensive income of $2,842,301 was derived from the sum of our net income of $1,884,953 with foreign currency translation gain of $957,348. For the nine months ended September 30, 2019, comprehensive income of $1,394,009 was derived from the sum of our net income of $2,997,098 with foreign currency translation loss of $1,603,089.

Segment Information

For the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, we operated in two reportable business segments. The business of HDS, JSJ, HYF and JCB in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended September 30, 2020 and 2019 was as follows:

	For the three months September 30, 2020			For the three months September 30, 2019
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$481,661	$9,856,869	$10,338,530	$(103,299)	$684,178	$580,879

USA	16,685	-	16,685	86,647	-	86,647

Total revenues	$498,346	$9,856,869	$10,355,215	$(16,562)	$684,178	$667,526

Information with respect to these reportable business segments for the nine months ended September 30, 2020 and 2019 was as follows:

	For the six months September 30, 2020			For the six months September 30, 2019
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$641,316	$21,266,710	$21,908,026	$9,593,592	$14,947,466	$24,541,058

USA	38,528	-	38,528	205,694	-	205,694

Total revenues	$679,844	$21,266,710	$21,946,554	$9,799,286	$14,947,466	$24,746,752

During the three months ended September 30, 2020 and 2019, the revenue from PRC segment was $10,338,530 and $580,879, respectively, increase of $9,757,651 or 1,679.81% due to the increase demand on Asia market. The increase in PRC segment was mainly due to the increase in revenue from related parties in the amount of $9,172,691, and the increase in revenue from third parties in the amount of 584,960.

During the three months ended September 30, 2020 and 2019, the revenue from USA segment was $16,658 and $86,647, respectively, decrease of $69,962 or 80.74%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $69,962 attributable to our China customers decreased oversea demand.

During the nine months ended September 30, 2020 and 2019, the revenue from PRC segment was $21,908,026 and $24,541,058, respectively, decrease of $2,633,032 or 10.73% due to the decrease demand on Asia market. The decrease in PRC segment was mainly due to the decrease in revenue from third parties in the amount of $8,952,276, offset by the increase in revenue from related parties in the amount of 6,319,244.

During the nine months ended September 30, 2020 and 2019, the revenue from USA segment was $38,528 and $205,694, respectively, decrease of $167,166 or 81.27%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $167,166 attributable to our China customers decreased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On September 30, 2020 and December 31, 2019, we had cash balances of $1,224,293 and $742,294, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2019 to September 30, 2020:

Category	September 30, 2020	December 31, 2019	Change	Percentage change
Current assets:
Cash	$1,224,293	$742,294	$481,999	64.93%
Accounts receivable	2,180,937	7,692,613	(5,511,676)	(71.65)%
Accounts receivable - related parties, net	7,113,073	198,829	6,914,244	3,477.48%
Inventories, net	2,648,954	2,637,389	11,565	0.44%
Prepaid expenses and other assets	88,215	51,140	37,075	72.50%
VAT recoverable	367,083	349,096	17,987	5.15%
Current liabilities:
Accounts payable for acquisition of yew forests and others	678,519	920,459	(241,940)	(26.28)%
Accounts payable for acquisition of yew forests and others - related parties	103,363	16,629	86,734	521.58%
Advances from customers	182,534	50,071	132,463	264.55%
Accrued expenses and other payables	344,516	266,749	77,767	29.15%
Due to related parties	660,756	633,779	26,977	4.26%
Short-term borrowings	8,166,609	8,541,517	(374,908)	(4.39)%
Operating lease liabilities, current	61,773	52,104	9,669	18.56%
Working capital:
Total current assets	$13,596,960	$11,671,361	$1,925,599	16.50%
Total current liabilities	10,198,070	10,481,308	(283,238)	(2.70)%
Working capital	$3,398,890	$1,190,053	$2,208,837	185.61%

Our working capital increased by $2,208,837 to $3,398,890 on September 30, 2020, from working capital of $1,190,053 on December 31, 2019. This increase in working capital is primarily attributable to:

●	an increase in accounts receivable - related parties of approximately $6,900,000
●	an increase in cash of approximately $480,000
●	a decrease in short-term borrowings of approximately $380,000 partially offset by:

●	a decrease in accounts receivable of approximately $5,500,000
●	a decrease in accounts payable for acquisition of yew forests and others of approximately $240,000

For the nine months ended September 30, 2020, net cash flow provided by operating activities was $12,210,618, as compared to net cash flow provided by operating activities of $11,541,211 for the nine months ended September 30, 2019, an increase of $669,406. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2020, net cash flow provided by operating activities was $12,210,618 was primarily attributable to:

●	net income of approximately $1,880,000 adjusted for the add-back of non-cash items, such as sale of yew forest assets as inventory of approximately 8,800,000 and amortization of land use rights and yew forest assets of approximately $2,000,000; and

●	Changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $5,600,000, and an increase in accounts receivable-related parties of approximately $6,900,000.

For the nine months ended September 30, 2019, net cash flow provided by operating activities of $11,541,211 was primarily attributable to:

●	net income of approximately $2,997,000 adjusted for the add-back of non-cash items, such as sale of yew forest assets as inventory of approximately 4,788,000, amortization of land use rights and yew forest assets of approximately $1,449,000, and bad debt recovery of approximately $1,896,000; and

●	Changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $7,983,000, a decrease in accounts receivable-related parties of approximately $4,197,000, a decrease in inventories of approximately $5,881,000, and an increase in accounts payable-related party of approximately $1,268,000.

Net cash flow used in investing activities was approximately $11,000,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we have made payment in approximately $11,000,000 for purchase of yew forest assets and made payment for purchase of property and equipment $150,000. Net cash flow used in investing activities was approximately $14,000,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we have made payment in approximately $14,000,000 for purchase of yew forest assets, and in approximately $19,000 for purchase of property and equipment.

Net cash flow provided by financing activities was approximately $500,000 for the nine months ended September 30, 2020 and consisted of proceeds of $10,920,000 from banks and offset by repayments of approximately $10,420,000. Net cash flow provided by financing activities was approximately $2,519,000 for the nine months ended September 30, 2019 and consisted of proceeds of $10,543,000 from banks and offset by repayments of approximately $8,045,000.

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

It is management’s intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and any potential available bank borrowings. We believe that we can continue meeting our cash funding requirements for our business in this manner over at least the next twelve months. The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2020, and December 31, 2019, approximately $48.4 million and $44.6 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $957,348 for the nine months ended September 30, 2020 and a loss of $1,603,089 for the nine months ended September 30, 2019, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2020

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

