Form 10-K
period 2020-12-31
Yew Bio-Pharm Group, Inc.
filed 2021-03-30
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $5,762,400.

As of March 30, 2021, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

YEW BIO-PHARM GROUP, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

We provided various products: TCM raw materials, yew trees, handicrafts, yew candles, extracts, yew cosmetics and others. We sell TCM raw materials in the form of yew tree branches and leaves to our customers, primarily an affiliate, to manufacture TCM containing taxol.

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

For the year ended December 31, 2020, revenues from the sale of TCM raw materials represented approximately 61.01% of consolidated revenue; sale of handicrafts represented approximately 0.04% of consolidated revenue; sale of extracts represented approximately 38.19% of consolidated revenue; and the sale of the others represented approximately 0.76% of consolidated revenue. For the year ended December 31, 2019, revenues from the sale of TCM raw materials represented approximately 38,39% of consolidated revenue; sale of handicrafts represented approximately 0.56% of consolidated revenue; sale of extracts represented approximately 59.76% of consolidated revenue; and the sale of the others represented approximately 1.29% of consolidated revenue.

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

Others

The others mainly include the sales of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts. We started to sell yew candle products in the third quarter of 2015, pine needle extracts in the fourth quarter of 2015, yew essential oil soap in the fourth quarter of 2016, complex taxus cuspidate extract and composite northeast yew extract in the third quarter of 2017.

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

We sold our products to a relatively small number of customers. For the year ended December 31, 2020, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 61% of our consolidated revenue

●	LIFEFORFUN LIMITED accounted for approximately 26% of our consolidated revenue

For the year ended December 31, 2019, the following customers accounted for 10% or more of our consolidated revenue:

●	Yew Pharmaceutical accounted for approximately 38% of our consolidated revenue

●	GOLDEN PEACH TRAVEL SERVICE COMPANY LTD accounted for approximately 34% of our consolidated revenue

●	YIDA, accounted for approximately 26% of our consolidated revenue

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

We do not currently own any trade names or service marks the loss of which would be materially adverse to our business.

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

There are significant competitions for the sale of handicraft, oil candle and oil soap in the PRC. These are highly-fragmented industries in the PRC with innumerable competitors and little, if any, concentration of market share locally, regionally or nationally. Many of our competitors are probably larger than we are and can devote more resources than we can to the manufacture, distribution and sale of handicrafts, oil candles and oil soaps. Additionally, many of our competitors sell handicrafts, oil candles and oil soaps not made from yew trees, at prices considerably lower than the premium prices at which we sell our products. However, we believe that there is relatively little competition within the Chinese domestic market for our premium-priced yew products, primarily because of the scarcity of yew trees and the regulation of the yew industry in the PRC.

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

Accordingly, the Company rectified this situation by obtaining shareholder approval at the Special Meeting on December 13, 2012 to issue a stock purchase option, each referred to as a Founder’s Option and collectively referred to as the Founders’ Options, to each of Mr. Wang and Madame Qi in an amount equal to the number of shares of YBP common stock that each of them then currently owned. The terms of the Founders’ Options are identical to each other except for the name of the optionee and the number of shares of YBP common stock subject to each such Founder’s Option. Those terms include:

●	the issuance of the Founders’ Options was subject to pre-issuance approval by our shareholders, which approval was obtained at the Special Meeting;

●	each Founder’s Option was fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years; the expiration date for each Founder’s Option is extended to December 31, 2021;

●	each Founder’s Option has a per share exercise price equal to the fair market value of a shares of YBP common stock on the date of grant, or $0.22 per share; and

●	each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The number of shares of YBP common stock subject to each Founder’s Option as of December 31, 2020 is as follows:

Number of Optionee	Number of Shares Subject to Founder’s Option
Zhioguo Wang	5,000,000	(1)
Guifang Qi	2,488,737

(1)	On May 20, 2018, the board approved 15,103,475 options originally owned by Mr. Zhiguo Wang shall expire on June 30, 2018, and the remaining 5,000,000 options was extended to December 31, 2019 which subsequently extended to December 31, 2021.

The terms of the Founders’ Options have not been determined as a result of arm’s-length negotiations. The Board of Directors of YBP, which consists of the same persons who are the HDS Shareholders and the grantees of the Founders’ Options, obtained shareholder approval of the issuance of the Founders’ Options at the Special Meeting on December 13, 2012.

Employees

As of December 31, 2020, we had approximately 35 full-time employees in the PRC and US. Our employees that work in China belong to a trade union. We believe that we maintain good labor relations with our employees. We also hire additional people for brief periods of time during peak production and processing seasons.

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

For the year ended December 31, 2020, Yew Pharmaceutical accounted for approximately 100% of our TCM raw materials revenue and approximately 61% of our consolidated revenue. For the year ended December 31, 2019, Yew Pharmaceutical accounted for approximately 100% of our TCM raw materials revenue and approximately 38% of our consolidated revenue. Yew Pharmaceutical is directly and indirectly owned primarily by our founder and President, Zhiguo Wang, and his wife, Guifang Qi.

●	Yew Pharmaceutical accounted for approximately 61% of our consolidated revenue

●	LIFEFORFUN LIMITED accounted for approximately 26% of our consolidated revenue

The loss of any of our largest customers could have a material adverse effect on our results of operations unless and until we can replace such customers.

The concentration of sales to a small number of large customers could subject us to loss of significant revenues in the event that we were to lose one or more of our larger customers.

We owe amounts to related parties that are unsecured and payable on demand.

We owe certain amounts to related parties, including HBP, Zhiguo Wang and Guifang Qi, that are payable on demand. As of December 31, 2020, the aggregate amount of these payables was approximately $651,360 and as of December 31, 2019, the aggregate amount of these payables was approximately $633,779. If one or more of the parties demanded payment of the amounts due to them, we would be required to use cash on hand or other assets to satisfy these obligations. While we believe that we presently have more than adequate resources to satisfy all of these obligations, there is no assurance that, in the future, the use of resources to satisfy then-current amounts owed to such parties or other related parties would not require us to modify our operations should such obligations then constitute a significant amount of our then-available resources.

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

We have engaged in certain transactions with our founder and President, Zhiguo Wang, and his wife, Guifang Qi. These include renting office space from Mr. Wang and retail space from Madame Qi, the aggregate rental expense incurred for which was approximately $3,622 for the year ended December 31, 2020 and $4,000 for the year ended December 31, 2019, respectively; an agreement whereby Yew Pharmaceutical, a company controlled by Mr. Wang, purchases raw materials including yew branches and leaves of yew trees from us to manufacture TCM and with respect to which we generated approximately $16.7 million or 61% of our total revenue for year ended December 31, 2020 and $10.7 million or 38% of our total revenue for the year ended December 31, 2019, respectively; We are likely to continue to engage in these arrangements and may enter into new arrangements with Mr. Wang and/or Madame Qi. None of these arrangements has been negotiated as a result of arms’ length transactions. It is possible that we could have received more favorable terms had these agreements been entered into with third parties.

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

Presently, Mr, Zhiguo Wang and Ms. Guifang Qi collectively own 22,543,212 shares, or 43.6%, of YBP’s common stock. Mr. Wang serves as the CEO / CFO and director of the Company. Ms. Qi serves as the director and Secretary of the Company. Their Founders’ Options were approved by our shareholders at a special meeting of shareholders, or the Special Meeting, on December 13, 2012, and issued to them in December 2012. On September 12, 2017, the board unanimously approved to extend each Founder’s Option of Zhiguo Wang and Guifang Qi for two years to December 31, 2019, and subsequently extended to December 31, 2021 with reduced amount of options. As a result, Mr. Wang and Ms. Qi may, upon exercise, own as many as 30,031,949 shares, or 50.73%, of YBP’s common stock. In such event, Mr. Wang and Ms. Qi would have both effective and absolute control of the Company, allowing them, by themselves, to elect all directors of the Company and determine the outcome of most matters placed before the shareholders for action.

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

As of December 31, 2020 and 2019, we had unpaid rent of $Nil and $718, respectively to related parties pursuant to the JSJ Lease, Office Lease. As of December 31, 2020 and 2019, A cheng Lease described above and prepaid rent of $Nil to related parties pursuant to the Jixing Lease described above and the lease with ZTC described below under “Land Use and Similar Agreements”. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” and Note 11 in Notes to Consolidated Financial Statements.

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

	High Bid	Low Bid

Fiscal Year Ended December 31, 2018	$0.42	$0.16

January 1 through March 31, 2019	$0.24	$0.15
April 1 through June 30, 2019	$0.17	$0.11
July 1 through September 30, 2019	$0.10	$0.07
October 1 through December 31, 2019	$0.12	$0.05

January 1 through March 31, 2020	$0.17	$0.06
April 1 through June 30, 2020	$0.20	$0.08
July 1 through September 30, 2020	$0.20	$0.08
October 1 through December 31, 2020	$0.19	$0.02
	$0.29	$0.03
January 1 through March 29, 2021

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

Stockholders

As of the date of this Report, we had approximately 1,000 stockholders of record of our common stock. This figure does not include holders of shares registered in “street name” or persons, or other entities identified in security position listings maintained by depositories.

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

Transfer Agent

West Coast Stock Transfer, Inc., 721 N. Vulcan Ave. 1st FL, Encinitas, CA 92024 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

Not Applicable

Securities Authorized for Issuance under Equity Compensation Plans

We are authorized to issue up to 15,000,000 shares of common stock for grants under the 2012 Equity Incentive Plan and 5,000,000 shares of common stock for grants under the 2019 Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2020 and 2019, and consolidated financial conditions as of December 31, 2020, and 2019 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

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

For the years ended December 31, 2020 and 2019, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the year ended December 31, 2020 and 2019, revenues from the PRC segment accounted for approximately 99.83% and 98.73% of consolidated revenue; revenues from USA segment accounted for approximately 0.17% and 1.27% of consolidated revenue.

YBP’s revenues were mostly generated by HDS in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations, inventory write-down and other costs. As of December 31, 2020, YBP had approximately $1,888,000 assets and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ had no business operations and assets with a book value of approximately $12,000, including approximately $10,000in cash at December 31, 2020. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom. For the year ended December 31, 2020, HYF had limited activities. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS and HYF, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the year ended December 31, 2020.

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

Stock-based compensation

The Company accounts for stock options and other equity-based compensation issued in accordance with ASC 718 “Stock Compensation” after adoption of ASC 2018-07 on January 1, 2019, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees’ requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Please see Note 9 for additional information.

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

Collaborative arrangement

HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau on March 21, 2004 and certain Joint Venture Planting Agreements with Qingan State-owned Bureau (the “Qingan Forest Bureau”) in June 2018 and May 2019, respectively (see Note 16), which is considered a collaborative arrangement under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current share of profits is 80% for the collaborative agreement with Wuchang City Forestry Bureau and Qingan State-owned Bureau dated in June 2018, and is 70% for the collaborative agreement with Qingan State-owned Bureau dated in May 2019. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics and will record revenue gross as the prime contractor. ASC Topic 808-10-15 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. The Company adopted the provisions of ASC 808-10-15. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. For the years ended December 31, 2020 and 2019, the Company has not generated any revenues or activity from this collaborative agreement.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning January 1, 2021. The Company is currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Years Ended December 31,
	2020	2019
Revenues	$27,307,687	$27,883,649
Cost of revenues	23,780,672	27,109,518
Gross profit	3,527,015	774,131
Operating expenses	958,316	(237,388)
Income from operations	2,568,699	1,011,519
Other expenses	(1,075,049)	(14,799)
Income Tax	(28,768)	(11,214)
Net income	1,464,882	985,506
Other comprehensive income (loss):
Foreign currency translation adjustment	2,799,088	(544,809)
Comprehensive income	$4,263,970	$440,697

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

For the year ended December 31, 2020, we had total revenues of $27,307,687, as compared to $27,883,649 for the year ended December 31, 2019, a decrease of $575,962 or 2.07%. The decrease in total revenue was attributable to the decrease in revenues from extracts, partially offset by increase in revenues from sales of TCM raw materials.

Total revenue is summarized as follows:

	Years Ended December 31,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$16,659,547	$10,705,727	$5,953,820	55.61%
Handicrafts	9,621	155,132	(145,511)	(93.80)%
Extracts	10,430,000	16,662,404	(6,232,404)	(37.40)%
Others	208,519	360,386	(151,867)	(42.14)%
Total	$27,307,687	$27,883,649	$(575,962)	(2.07)%

For the year ended December 31, 2020 compared to December 31, 2019, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical . The decrease in revenue of extracts was mainly attributable to the increase in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the year ended December 31, 2020, cost of revenues amounted to $23,780,672 as compared to $27,109,518 for the year ended December 31, 2019, a decrease of $3,328,846 or 12.28%. For the year ended December 31, 2020, cost of revenues accounted for 87.08% of total revenues compared to 97.22% of total revenues for the year ended December 31, 2019.

Cost of revenues by product categories is as follows:

	Years Ended December 31,		Increase	Percentage
	2020	2019	(Decrease)	Change
TCM raw materials	$12,969,257	$9,962,940	$3,006,317	30.18%
Handicrafts	9,474	88,162	(78,688)	(89.25)%
Extracts	10,059,610	16,624,332	(6,564,722)	(39.49)%
Others	742,331	434,084	308,247	71.01%
Total	$23,780,672	$27,109,518	$(3,328,846)	(12.28)%

The decrease in our cost of revenues for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily a result of the decrease in costs of revenue in extracts, partially offset by increases in TCM raw materials.

Gross Profit

For the year ended December 31, 2020, gross profit was $3,527,015 as compared to $774,131 for the year ended December 31, 2019, representing gross profit margins of 12.92% and 2.78%, respectively. Gross profit margins by categories are as follows:

	Years Ended December 31,
	2020	2019	Increase
TCM raw materials	22.15%	6.94%	15.21%
Handicrafts	1.53%	43.17%	(41.64)%
Extracts	3.55%	0.23%	3.32%
Others	(256.00)%	(20.45)%	(235.55)%
Total	12.92%	2.78%	10.14%

The increase in our overall gross profit margin for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to the higher gross margin yields of TCM raw materials and Extracts.

The increase in our gross margin percentage related to the sale of TCM raw materials for the year ended December 31, 2020 as compared to the year ended December 31, 2019, was primarily attributable to the fact that conversion rate from Yew tree into yew foliage for the year ended December 31, 2020 was higher than it for the year ended December 31, 2019.

Operating Expenses

For the year ended December 31, 2020, operating expenses amounted to $958,316, as compared to $(237,388) for the year ended December 31, 2019, an increase of $1,195,704 or 503.69%.

The increase was mainly due to the fact that the Company had $30,658 bad debt recovery as of December 31, 2020 compared with $1,688,406 bad debt recovery during prior year after offset with $177,583 decrease of stock-based compensation over the two years.

Income from Operations

For the year ended December 31, 2020, income from operations was $2,568,699, as compared to income from operations of $1,011,519 for the year ended December 31, 2019, an increase of $1,557,180, or 153.94%. The increase was primarily attributable to the reasons stated above.

Other Expenses

For the year ended December 31, 2020, total other expense was $1,075,049 as compared to total other expense was $14,799 for the year ended December 31, 2019. The increase is mainly attributable to the increase of exchange loss.

Net Income

As a result of the factors described above, our net income was $1,464,882 or $0.03 per share (basic and diluted), for the year ended December 31, 2020, as compared to net income of $985,506 or $0.02 per share (basic and diluted), for the year ended December 31, 2019.

Foreign Currency Translation Adjustment

For the year ended December 31, 2020, we reported an unrealized gain on foreign currency translation of $2,799,088, as compared to an unrealized loss $544,809 for the year ended December 31, 2019. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. These gains and loss are non-cash items. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS and HYF, is RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains or loss resulting from foreign exchange transactions, if any, are included in the consolidated statements of income.

Comprehensive Income (Loss)

For the year ended December 31, 2020, comprehensive income of $4,263,970 was derived from the sum of our net income of $1,464,882 and foreign currency translation gain of $2,799,088. For the year ended December 31, 2019, comprehensive income of $440,697 was derived from the sum of our net income of $985,506 and foreign currency translation loss of $544,809.

Segment Information

For the year ended December 31, 2020, we operated in two reportable business segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the years ended December 31, 2020 and 2019 was as follows:

	For the year ended December 31, 2020			For the year ended December 31, 2019
	Revenues- third parties	Revenues - related parties	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$843,427	$26,418,449	$27,261,876	$9,678,548	$17,850,376	$27,528,924

USA	45,811	-	45,811	354,725	-	354,725

Total revenues	$889,238	$26,418,449	$27,307,687	$10,033,273	$17,850,376	$27,883,649

During the years ended December 31, 2020 and 2019, the revenue from PRC segment was $27,261,876 and $27,528,924, respectively, decrease of $267,048 or 0.97% due to the decrease demand on Asia market. The decrease in PRC segment was mainly due to the decrease in revenue from third parties in the amount of $8,835,121, offset by the increase in revenue from related parties in the amount of $8,568,073.

During the years ended December 31, 2020 and 2019, the revenue from USA segment was $45,811 and $354,725, respectively, decrease of $308,914 or 87.09%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $308,914 attributable to our China customers’ decreased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2020 and 2019, we had cash balances of $563,792 and $742,294, respectively. These funds were primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital. Our working capital decreased by $1,725,779 to $(535,726) at December 31, 2020, from working capital of $1,190,053 at December 31, 2019.

For the year ended December 31, 2020, net cash flow provided by operating activities was $17,340,086, as compared to $11,953,657 for the year ended December 31, 2019, an increase of $5,386,429. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the year ended December 31, 2020, net cash flow provided by operating activities of $17,340,086 was primarily attributable to:

●	net income of approximately $1,465,000 adjusted for the add-back of non-cash items, such as amortization of land use rights and yew forest assets of approximately $2,761,000, inventory reserves of approximately $733,000, and sale of yew forest assets as inventory of approximately $10,065,000; and

the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $7,561,000, and a decrease in inventories, net of approximately $2,739,000.

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable - related parties of approximately $8,336,000.

For the year ended December 31, 2019, net cash flow provided by operating activities of $11,953,657 was primarily attributable to:

●	net income of approximately $986,000 adjusted for the add-back of non-cash items, such as stock-based compensation of approximately $284,000, amortization of land use rights and yew forest assets of approximately $1,754,000, bad debt recovery of approximately $1,688,000, inventory write-down of approximately $168,000, and sale of yew forest assets as inventory of approximately $7,644,000; and

the receipt of cash from operations from changes in operating assets and liabilities, such as a decrease in accounts receivable-related parties of approximately $6,053,000, and a decrease in inventories, net of $3,589,000.

partially offset by:

●	the use of cash from changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $7,742,000.

Net cash flow used in investing activities was approximately $17,000,000 for the year ended December 31, 2020. During the year ended December 31, 2020, we have made prepayment in approximately $4,600,000 for purchase of yew forest assets and approximately $12,700,000 for purchase of land use right and yew forest assets. Net cash flow used in investing activities was approximately $15,000,000 for the year ended December 31, 2019. During the year ended December 31, 2019, we have made payment in approximately $14,700,000 for purchase of land use right and yew forest assets.

Net cash flow used in financing activities was approximately $14,000 for the year ended December 31, 2020 and consisted of proceeds of approximately $11,814,000 new borrowings from banks and offset by repayments of approximately $11,934,000 bank loans. Net cash flow provided by financing activities was approximately $2,900,000 for the year ended December 31, 2019 and consisted of proceeds of approximately $12,000,000 from banks and offset by repayments of approximately $9,000,000.

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

.

The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of December 31, 2020, and 2019, approximately $50.3 million and $44.6 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

The following tables summarize our contractual obligations as of December 31, 2020, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Years Ending December 31:

	Obligations
	Debt obligations	Operating lease	Total
2021	$8,979,899	79,997	9,059,896
2022	-	80,327	80,327
2023	-	33,594	33,594
2024	-	29,332	29,332
2025	-	26,314	26,314
Thereafter	-	211,830	211,830
Total	$8,979,899	461,393	9,441,292

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

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO, performed evaluations of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on those evaluations, which identified material weaknesses in our internal control over financial reporting, our management, including our CEO, concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

The specific material weaknesses identified by our management were as follows:

●	Lack of a financial executive officer to lead the Company’s accounting and reporting department

●	The Company has yet established thorough internal controls over complex accounting areas

We expect the material weaknesses will be remediated by the end of fiscal year 2021. Until such time, however, as these material weaknesses in our internal control over financial reporting are remediated, we expect to have continuing weaknesses in our internal control over financial reporting, disclosure controls and related procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those evaluations, our management concluded that, due to the material weaknesses described above, our internal control over financial reporting was not effective as of December 31, 2020.

Remediation of Material Weakness in Internal Control over Financial Reporting

Through our increased awareness and remediation efforts, we believe that our actions will result in an improvement in our internal control over financial reporting in fiscal year 2020. Specifically, we plan to recruit more accounting staff, conduct ongoing US GAAP trainings, and through our internal reviews and improved control procedures, we will identify certain prior accounting errors and make appropriate error corrections and disclosures, to prevent potential future material misstatements. In addition, we plan to make improvement throughout fiscal year 2021 to achieve our overall remediation target and objectives. Management believes that the actions described above will remediate the material weaknesses we have identified in fiscal year 2020. As we work towards improvement of our internal control over financial reporting and implementation of the remediation measures, we may supplement or modify these remediation measures as appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers as of December 31, 2020, and additional information concerning them are as follows:

Name	Age	Position
Zhiguo Wang	59	Chief Executive Officer, President, Chairman of the Board and Chief Financial Officer
Guifang Qi	59	Secretary and Director
Xuehai Wu	48	Director
Guoshuang Tian (1)	58	Director
Yongchun Shi	57	Director
Xiefeng Liu	58	Director
Hailong Sun	40	Director

(1)	On January 3, 2021, Mr. Tian resigned as a director of the Company

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

Board of Directors

Director Independence

The Board currently consists of six members, of which Yongchun Shi, Xiefeng Liu and Hailong Sun meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Meetings of the Board

Each of the directors attended 75% or more of the aggregate number of meetings of the Board in 2020.

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

Audit Committee

Our Audit Committee is currently comprised of one individual, and we are also seeking for other qualified board members to fulfill the Audit Committee at present.

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

Compensation Committee

Our Compensation Committee is comprised of two individuals, all of the members are independent directors.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of two individuals, each of whom is an independent director.

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics.

Communications with the Board

Shareholders and any interested parties may send correspondence to the Board or to any individual director, by mail to Corporate Secretary, Yew Bio-Pharm Group, Inc., 9460 Telstar Ave., Ste. 6, El Monte, California, 91731 or by e-mail to hpang@yewbiopharm.com.

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

EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2020, 2019 and 2018. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Zhiguo Wang	2020	27,818	-	-	-	-	-	-	27,818
President,	2019	21,077	-	-	-	-	-	-	21,077
CEO/CFO	2018	9,071	-	-	-	-	-	-	9,071

Guifang Qi	2020	69,600	-	-	-	-	-	-	69,600
Treasurer, YBP and	2019	69,600	-	-	-	-	-	-	69,600
Vice General Manager, HDS	2018	69,600	-	-	-	-	-	-	69,600

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

The terms of each Founder’s Option are identical to each other except for the name of the optionee and the number of shares of the Company’s common stock subject to each such Founder’s Option. The principal terms of the Founders’ Options include the following:

●	each Founder’s Option is fully vested upon issuance;

●	each Founder’s Option is exercisable for a period of five years from the date of issuance; the expiration dates for Zhiguo Wang and Guifang Qi ‘s Options are extended to December 31, 2021

●	each Founder’s Option is exercisable at $0.22 per share; and

●	each Founder’s Option has a cashless exercise feature, pursuant to which, at the optionee’s election, he or she may choose to deliver previously-owned shares of YBP common stock in payment of the exercise price or not pay the exercise price of the Founder’s Option and receive instead a reduced number of shares of YBP common stock reflecting the value of the number of shares of YBP common stock equal to the difference, if any, between the aggregate fair market value of the shares issuable upon exercise of the Founder’s Option and the exercise price of the Founder’s Option.

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2020.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Zhiguo Wang	5,000,000	-	-	0.22	12/31/2021	-	-	-	-
Guifang Qi	2,488,737	-	-	0.22	12/31/2021	-	-	-	-

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2020,

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	7,738,737	(1)	$0.22	19,750,000	(2)

(1)	Consists of (i) 5,000,000 Founder’s option issued to Mr. Zhiguo Wang; (ii) 2,488,737 Founder’s option issued to Ms. Guifang Q; and (iii) 250,000 options issued under our 2012 stock option plan.
(2)	We are authorized to issue up to 15,000,000 shares of common stock for grants under the 2012 Stock Option Plan, and 5,000,000 shares of common stock for grants under the 2019 Stock Option Plan.

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

The following table sets forth, as of December 31, 2020, the number of shares of our common stock owned of record and beneficially by all directors, executive officers, nominees for director and persons who beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Directors and Executive Officers:

Zhiguo Wang (2)(3) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	30,031,949	50.74%

Guifang Qi (2)(4) No.234, Gexin Street Nangang District, Harbin City People’s Republic of China	30,031,949	50.74%

Xuehai Wu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	200,000	*

Guoshuang Tian (5) 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Xiefeng Liu 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Yongchun Shi 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

Hailong Sun 9460 Telstar Avenue, Suite 6 El Monte, CA 91731	-0-	*

All Directors and Executive Officers and Nominees as a group (9 persons)	30,231,949	51.08%

*	less than 1%
(1)	Percentage ownership is based on 59,188,737 shares of YBP common stock deemed outstanding on December 31, 2020, assuming exercise of all outstanding Founders’ Options and granted Director’s Options, all of which are exercisable within 60 days. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Zhiguo Wang and Guifang Qi are husband and wife.
(3)	Consists of (i) 20,103,475 shares held by Mr. Wang; (ii) 2,439,737 shares held by Madame Qi; and (iii) 5,000,000 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days; and (iv) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days.
(4)	Consists of (i) 2,439,737 shares held by Madame Qi; (ii) 20,103,475 shares held by Mr. Wang; (iii) 2,488,737 shares which are issuable upon exercise of the Founder’s Option issued to Madame Qi, which option is exercisable within 60 days; and (iv) 5,000,000 shares which are issuable upon exercise of the Founder’s Option issued to Mr. Wang, which option is exercisable within 60 days.
(5)	On January 3, 2021, Mr. Tian resigned as a director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

For the years ended December 31, 2020 and 2019, total revenues from Yew Pharmaceutical under the above agreement amounted to $16,659,547 and $10,705,727, and the corresponding cost of revenues amounted to $14,792,713 and $9,962,940, respectively. At December 31, 2020 and 2019, the Company had $2,982,114 and $Nil accounts receivable from Yew Pharmaceutical, respectively.

For the years ended December 31, 2020 and 2019, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, wood ear mushroom extract, and pine needle extracts from Yew Pharmaceutical amounted to $7,980,296 and $13,299,780, respectively. For the years ended December 31, 2020 and 2019, the products purchased from Yew Pharmaceutical in the amount of $10,059,610 and $16,633,020 were sold and included in the total cost of revenues of $23,846,886 and $27,109,518, respectively. At December 31, 2020 and 2019, the Company had $Nil and $16,629 accounts payable to Yew Pharmaceutical, respectively.

Transactions with HBP

For the years ended December 31, 2020 and 2019, HBP paid off operation expense on behalf of HYF in the amount of $Nil and $1,737. As of December 31, 2020 and 2019, HYF had due to HBP in the amount of $96,282 and $103,158, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with Lifeforfun Limited

For the years ended December 31, 2020 and 2019, total revenues from Lifeforfun Limited amounted to $7,056,000 and receivable from $Nil. As of December 31, 2020 and 2019, the Company had $6,036,080 and $Nil accounts Lifeforfun Limited, respectively.

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

For the year ended December 31, 2020, total revenues from DMSU amounted to $2,592,000. The company collected approximately $2,753,000 from DMSU during the year of 2020, of which $161,000 was recorded as recovery of accounts receivable due from DMSU previously written off under 2018 sales contracts. The company further collected approximately $757,000 from DMSU subsequently during the first quarter of 2021, which was fully recorded as recovery of accounts receivable due from DMSU previously written off under 2018 sales contracts.

For the year ended December 31, 2019, there was $Nil sales transaction the Company conducted with DMSU. The Company recovered approximately $1,034,000 of accounts receivable previously written off from DMSU. The amount 1,034,000 was recorded in bad debt recovery.

Transactions with YIDA

For the years ended December 31, 2020 and 2019, total revenues from YIDA amounted to $Nil and $7,144,649. As of December 31, 2020 and 2019, the Company had $Nil and $193,000 accounts receivable, which were net of allowance for doubtful account $386,000 and $193,000 from YIDA, respectively.

Transactions with ZTC

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from ZTC in the amount of $1,057,664 and $2,121,880, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by ZTC, which amounted to $935,885 and $1,729,793, respectively. The differences between the actual contract price and carrying costs are recorded as additional paid-in capital in the amount of $121,779 and $392,087, respectively. As of December 31, 2020 and 2019, the Company had no balance payable to ZTC.

Transactions with Xinlin

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Xinlin in the amount of $463,634 and $148,396, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Xinlin, which amounted to $410,316 and $121,981, respectively. The differences between the actual contract price and carrying costs are recorded as additional paid-in capital in the amount of $53,318 and $26,415, respectively. As of December 31, 2020 and 2019, the Company had no balance payable to Xinlin.

Transactions with Jinguo Wang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets and yew seedlings from Jinguo Wang in the amount of $1,124,312 and $1,078,121, respectively. As of December 31, 2020 and 2019, the Company had no accounts payable to Jinguo Wang.

Transactions with Weihong Zhang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Weihong Zhang in the amount of $28,977 and $789,032, respectively.

Transactions with Chunping Wang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Chunping Wang in the amount of $870,762 and $1,653,347, respectively.

Transactions with Xue Wang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Xue Wang in the amount of $751,956 and $157,054, respectively.

Transactions with Cai Wang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Cai Wang in the amount of $391,191 and $81,075, respectively.

Loans Guaranteed

As of December 31, 2020 and 2019, the Company’s certain loans were guaranteed by related parties (see note 8).

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2020 and 2019, rent expense related to the ZTC Lease amounted to approximately $24,000 and $24,000, respectively. At December 31, 2020 and 2019, prepaid rent to ZTC amounted to approximately $Nil and $5,800 which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2020 and 2019, rent expense related to the Office Lease amounted to approximately $2,200 and $2,200, respectively. As of December 31, 2020 and 2019, the Company had no unpaid rent related to the Office Lease.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the years ended December 31, 2020 and 2019, rent expense related to the JSJ Lease amounted to approximately $1,400 and $1,400, respectively. As of December 31, 2020 and 2019, the unpaid rent was approximately $Nil and $700 respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2020 and 2019, rent expense related to the A’cheng Lease amounted approximately $3,600 and $3,600, respectively. At December 31, 2020 and 2019, the prepaid rent was $Nil.

The Company leased an apartment the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The initial lease term of Jixing Lease is one year and renewed twice currently with the expiration date on September 30, 2019. For the years ended December 31, 2020 and 2019, rent expense related to the Jixing Lease amounted approximately $Nil and $1,100, respectively.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances and payables are usually short-term in nature, non-interest bearing, unsecured and payable on demand.

The following summarized the Company’s due to related parties as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Zhiguo Wang and Guifang Qi	$555,078	$530,621
HBP	96,282	103,158
Total	$651,360	$633,779

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

During 2020 and 2019, Simon & Edward, LLP and MaloneBailey, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2020, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2020.

	Years ended December 31,
	2020	2019

Audit Fees - MaloneBailey, LLP	$-	$15,000
Audit Fees - Simon & Edward, LLP	$110,000	$110,000
Audit-Related Fees	$-	$-
Tax Fees- Simon & Edward, LLP	$10,000	$10,000
All Other Fees	$-	$-
Total Fees	$120,000	$135,000

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

YEW BIO-PHARM GROUP, INC.

Date: March 30, 2021	By:	/s/ ZHIGUO WANG
Zhiguo Wang
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Zhiguo Wang, Guifang Qi, Xuehai Wu, Xiefeng Liu, Yongchun Shi and Hailong Sun, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhiguo Wang	Chief Executive Officer, President,	March 30, 2021
Zhiguo Wang	Chairman of the Board (Principal Executive Officer)

/s/ Zhiguo Wang	Chief Financial Officer	March 30, 2021
Zhiguo Wang	(Principal Accounting Officer)

/s/ Guifang Qi	Secretary	March 30, 2021
Guifang Qi	and Director

/s/ Xuehai Wu	Director	March 30, 2021
Xuehai Wu

/s/ Xiefeng Liu	Director	March 30, 2021
Xiefeng Liu

/s/ Yongchun Shi	Director	March 30, 2021
Yongchun Shi

/s/ Hailong Sun	Director	March 30, 2021
Hailong Sun

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Yew Bio-Pharm Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yew Bio-Pharm Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Simon & Edward, LLP

Los Angeles, California

March 30, 2021

We have served as the Company’s auditor since 2018.

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$563,792	$742,294
Accounts receivable	217,689	7,692,613
Accounts receivable - related parties, net	9,045,669	198,829
Inventories, net	14,608	2,637,389
Prepaid expenses and other receivables	90,989	51,140
VAT input credit	56,637	349,096

Total Current Assets	9,989,384	11,671,361

LONG-TERM ASSETS:
Long-term inventories, net	784,784	1,579,615
Property and equipment, net	489,195	474,903
Intangible assets, net	27,726	32,325
Land use rights and yew forest assets, net	41,952,483	40,048,696
Long-term advance for yew forest assets	15,415	-
Long-term advance for yew forest assets - related parties	4,854,273	-
Operating lease right-of-use assets	333,402	399,817

Total Long-term Assets	48,457,278	42,535,356

Total Assets	$58,446,662	$54,206,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable for acquisition of yew forests and others	$423,881	$920,459
Accounts payable for acquisition of yew forests and others - related parties	-	16,629
Advance from customers	985	50,071
Accrued expenses and other payables	403,509	266,749
Due to related parties	651,360	633,779
Short-term borrowings	8,979,899	8,541,517
Operating lease liabilities, current	65,476	52,104

Total Current Liabilities	10,525,110	10,481,308

NONCURRENT LIABILITIES:
Taxes payable, noncurrent	973,647	1,088,194
Long-term deferred income	1,172,928	892,375
Operating lease liabilities, noncurrent	292,409	351,145
Total Noncurrent Liabilities	2,438,984	2,331,714

Total Liabilities	12,964,094	12,813,022

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock: $0.001 par value; 140,000,000 shares authorized; 51,700,000 shares issued and outstanding	51,700	51,700
Additional paid-in capital	9,644,731	9,819,828
Retained earnings	31,415,605	29,950,723
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income (loss)	608,244	(2,190,844)

Total Shareholders’ Equity	45,482,568	41,393,695

Total Liabilities and Shareholders’ Equity	$58,446,662	$54,206,717

The accompanying notes are an integral part of these consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2020	2019
REVENUES:
Revenues	$889,238	$10,033,273
Revenues - related parties	26,418,449	17,850,376

Total Revenues	27,307,687	27,883,649

COST OF REVENUES:
Cost of revenues	1,395,137	10,002,609
Cost of revenues - related parties	22,385,535	17,106,909

Total Cost of Revenues	23,780,672	27,109,518

GROSS PROFIT	3,527,015	774,131

OPERATING EXPENSES:
Selling, general and administrative	988,974	1,166,557
Bad debt recovery	(30,658)	(1,688,406)
Stock-based compensation	-	284,461

Total Operating Expenses (Gain)	958,316	(237,388)

INCOME FROM OPERATIONS	2,568,699	1,011,519

OTHER INCOME (EXPENSES):
Interest expense	(481,852)	(390,380)
Other income	15,239	57,386
Exchange (loss) gain	(608,436)	318,195

Total Other Expenses	(1,075,049)	(14,799)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,493,650	996,720
PROVISION FOR INCOME TAXES	(28,768)	(11,214)
NET INCOME	$1,464,882	$985,506

COMPREHENSIVE INCOME (LOSS):
NET INCOME	$1,464,882	$985,506
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	2,799,088	(544,809)

COMPREHENSIVE INCOME	$4,263,970	$440,697

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.03	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	51,700,000	51,760,616

The accompanying notes are an integral part of these consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2018	52,075,000	52,075	9,953,494	28,965,217	3,762,288	(1,646,035)	41,087,039
Cancellation of common stocks	(375,000)	(375)	375				-
Stock-based compensation			284,461				284,461
Purchase of yew forest assets from entity under common control with price over carrying amount			(418,502)				(418,502)
Net income				985,506			985,506
Foreign currency translation adjustment						(544,809)	(544,809)

Balance, December 31, 2019	51,700,000	$51,700	$9,819,828	$29,950,723	$3,762,288	$(2,190,844)	$41,393,695
Purchase of yew forest assets from entities under common control with price over carrying amount			(175,097)				(175,097)
Net income				1,464,882			1,464,882
Foreign currency translation adjustment						2,799,088	2,799,088
Balance, December 31, 2020	51,700,000	$51,700	9,644,731	31,415,605	3,762,288	608,244	45,482,568

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,464,882	$985,506
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recovery	(30,658)	(1,688,406)
Depreciation and amortization	56,272	59,703
Gain on disposal of PPE	-	(9,046)
Inventory E&O reserve	733,052	168,415
Stock-based compensation	-	284,461
Amortization of land use rights and yew forest assets	2,760,715	1,767,342
Sale of yew forest assets	10,065,095	7,643,574
Changes in operating assets and liabilities:
Accounts receivable	7,560,527	(7,741,823)
Accounts receivable - related parties	(8,336,068)	6,052,985
Prepaid expenses and other current assets	(15,644)	(623)
Prepaid expenses - related parties	5,884	26,294
Inventories	2,738,890	3,588,572
VAT input credit	298,768	629,327
Accounts payable	(96,937)	(136,529)
Accounts payable - related parties	(16,785)	16,772
Accrued expenses and other payables	122,189	(91,545)
Advances from customer	(49,609)	50,358
Advance from customer-related party	-	(21,200)
Due to related parties	(14,157)	(4,054)
Taxes payable	(115,729)	(187,724)
Deferred income	209,399	561,298

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,340,086	11,953,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made to related parties for purchase of yew forest assets	(4,594,469)	-
Purchase of property and equipment	(54,921)	(25,950)
Purchase of intangible assets	-	(632)
Proceeds from disposal of property and equipment	-	12,758
Purchase of land use rights and yew forest assets	(12,706,707)	(14,655,364)

NET CASH USED IN INVESTING ACTIVITIES	(17,356,097)	(14,669,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	11,813,654	11,905,059
Repayments of short-term borrowings	(11,933,584)	(9,059,529)
Proceeds from SBA loans	79,920
Proceeds from related parties	25,532	89,221
Repayments to related parties	-	(30,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,478)	2,904,751

EFFECT OF EXCHANGE RATE ON CASH	(148,013)	31,404

NET (DECREASE) INCREASE IN CASH	(178,502)	220,624

CASH - Beginning of the year	742,294	521,670

CASH - End of the year	$563,792	$742,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$352,434	$400,986
Income taxes	$115,327	$198,573

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$-	$1,737
Payable for acquisition of yew forests	$-	$795,547
Payable for acquisition of yew forests-related parties	$175,097	$-

See notes to consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Harbin Yew Science and Technology Development Co., Ltd. (“HDS”) is a limited liability company incorporated under the laws of the PRC on August 22, 1996. Until February 23, 2010, HDS was primarily owned by Zhiguo Wang (“Mr. Wang”) (62.81%) and his wife Guifang Qi directly and indirectly (91.96%) and two PRC individuals (total 9.04%) (collectively as the “Original Shareholders”). Mr. Wang was the President and a director of the Company. Madame Qi is the wife of Mr. Wang and was an officer and director of the Company.

Pursuant to the First Restructure, on February 23, 2010, the Company, through JSJ, entered into an Equity Transfer Agreement (collectively, the “First Transfer Agreements”) with each of the Original Shareholders. Pursuant to the First Transfer Agreements, the terms of which are substantially identical to each other, the Original Shareholders transferred all of their respective ownership in HDS to JSJ for an aggregate RMB45,000,000, which represents the amount of the then registered capital of HDS. As a result of this transaction, HDS became a wholly-owned subsidiary of JSJ. At February 23, 2010, the Company did not have sufficient working capital to pay the purchase amount and, accordingly, the Company recorded this amount as a liability. JSJ and the Original Shareholders also entered into a Supplemental Agreement dated February 26, 2010 (the “First Supplemental Agreement”), pursuant to which JSJ had the right to put the shares of HDS back to the Original Shareholders for the original purchase price of an aggregate RMB45,000,000, in the event that the transaction did not close or PRC governmental approval was not received, within six months following the execution of the First Transfer Agreements.

Upon execution of the First Transfer Agreement, Mr. Wang, Madame Qi and Mr. Han (collectively, the “HDS Shareholders”) owned approximately 41.5% of YBP’s common stock (the “Common Stock”) and no other individual shareholder owned more than 2.5% of YBP’s Common Stock. Before, during and after the First Restructure, the HDS Shareholders served as the sole directors and principal executive officers of the Company and are responsible for all decisions and operations of the Company and HDS, and control the assets of the Company and HDS.

On May 10, 2010, JSJ, Mr. Wang entered into a Debtor’s and Creditors’ Rights Agreement (the “Creditors’ Agreement”) with the rest Original Shareholders except Madame Qi, who agree to assign their rights, including the right to be paid for the HDS shares transferred to JSJ, under their respective First Transfer Agreements, to Mr. Wang, and Mr. Wang assumed the obligations of Mr. Jiang and HEFS under their respective First Transfer Agreements. Before, during and after the First Restructure, the HDS Shareholders served as the sole directors and principal executive officers of the Company.

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

As of December 31, 2020, the Company agreed to waive all management fees to be payable by HDS and the Company expects to waive such management fees in the near future due to a need of working capital in HDS to expand HDS’s operations.

On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. Ltd. (“HYF”), to develop and cultivate wood ear mushroom. The Company plans to operate three production lines, including wood ear mushroom polysaccharide, powder, tea and other packaged wood ear mushroom products. The move marks the Company’s entrance into the organic food and functional beverage market. HYF had limited operation activities for the years ended December 31, 2020 and 2019.

On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (“MC”), in the State of California to sell yew oil candles and yew oil soaps in American market. MC had limited operation activities for the years ended December 31, 2020 and 2019. On July 26, 2016, YBP transferred its 49% equity interest in MC to HDS.

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At December 31, 2020 and 2019, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	December 31, 2020	December 31, 2019
Assets
Cash	$549,771	$688,863
Accounts receivable	250,000	7,692,600
Accounts receivable - related parties, net	9,045,669	193,000
Inventories (current and noncurrent), net	416,304	2,991,237
Prepaid expenses and other assets	75,866	37,202
Prepaid expenses - related parties	-	5,829
Advance to suppliers	15,415	-
Advance to suppliers - related parties	4,854,273	-
Property and equipment, net	483,139	466,025
Long-term investment in an affiliate	4,172,550	3,009,527
Land use rights and yew forest assets, net	41,952,483	40,048,696
Operating lease right of use	236,833	259,331
VAT input credit	56,637	349,096
Total assets of VIE and its subsidiary	$62,108,940	$55,741,406

Liabilities
Accrued expenses and other payables	$271,312	$131,420
Accounts payable for acquisition of yew forests and others	389,028	796,346
Accounts payable for acquisition of yew forests and others - related parties	-	16,629
Advance from customer	985	50,071
Short-term borrowings	8,899,979	8,541,517
Operating lease liability, current and noncurrent	259,686	262,763
Long-term deferred income	1,172,928	892,375
Due to related parties and VIE holding companies	97,461	614,265
Total liabilities of VIE and its subsidiary	$11,091,379	$11,305,386

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

Details of the Company’s subsidiaries and variable interest entities (“VIE”) are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership		Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$ 100,000	100%		Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$ 10,000	100%		Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB 45,000,000	Contractual arrangements		Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB 100,000	100	% (1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100	% (2)	Sales of yew oil candles and yew oil soaps
Harbin Jingchibai Bio-Technology Development Co., Limited (“JCB”)	PRC March 18, 2020	RMB 1,000,000	51	% (3)	Sales of yew oil candles and yew oil soaps, no active operation since its incorporation
Yew (Guangzhou) Bio-Technology Co., Ltd	PRC December 24, 2020	RMB 10,000,000	80%		Cosmetic marketing and sales

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS
(3)	JCB was cancelled of its registration on December 3, 2020

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, and short-term borrowings, approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks in the PRC, and part of deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At December 31, 2020 and 2019, the Company’s cash balances by geographic area were as follows:

	December 31, 2020		December 31, 2019
Country:
United States	$3,071	0.5%	$46,855	6.3%
China	560,721	99.5%	695,439	93.7%
Total cash	$563,792	100.0%	$742,294	100.0%

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2020, approximately $242,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $322,000 was not insured. As of December 31, 2019, approximately $216,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $526,000 was not insured.

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents. As of December 31, 2020 and 2019, the Company has no cash equivalents.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. If necessary, the Company shall maintain allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2020 and 2019, the Company has an allowance for doubtful accounts in the amount of $386,000 and $193,000, respectively.

Inventories

Inventories, consisting of raw materials, yew seedlings and finished goods related to the Company’s yew products are stated at the lower of cost or net realizable value, with cost computed on a weighted-average basis. Raw materials primarily include yew wood used in the production of yew products such as furniture, ornaments, and other products containing yew wood, yew foliage and tender conifer foliage. Finished goods consist of yew handicrafts, yew candles, pine needle extracts, yew essential oil soap, complex taxus cuspidate extract and composite northeast yew extract products.

The Company estimates the amount of the excess inventories by comparing inventory on hand with the estimated sales that can be sold within its normal operating cycle of one year. Any inventory in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on its consolidated balance sheets. The Company’s classification of long-term inventory requires it to estimate the portion of inventory value that can be realized over the next 12 months.

To estimate the amount of slow-moving or obsolete inventories, the Company analyzes movement of its products, monitors competing products and technologies and evaluates acceptance of its products. Periodically, the Company identifies inventories that cannot be sold at all or can only be sold at deeply discounted prices. An allowance will be established if management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or slow-moving, the Company will record reserves for the difference between the carrying cost and the net realizable value, with cost computed on a weighted-average basis.

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

Land use rights and yew forest assets

All land in the PRC is owned by PRC government and cannot be sold to any individual or company. The Company has recorded the amounts paid to the PRC government to acquire long-term interests to utilize land use rights and yew forests. This type of arrangement is common for the use of land in the PRC. Yew trees on land containing yew tree forests will be used to supply raw materials such as branches, leaves and fruit to the Company. The Company amortizes land use rights based on their terms and yew forest assets over the shorter of the respective land use rights or expected useful lives, which generally ranges from 15 to 50 years. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended December 31, 2020 and 2019, the Company determined that there was no impairment of long-lived assets.

Revenue recognition

The Company accounts for revenue arising from contracts and customers in accordance with Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) since January 1, 2018.

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

Stock-based compensation

The Company accounts for stock options and other equity-based compensation issued in accordance with ASC 718 “Stock Compensation” after adoption of ASC 2018-07 on January 1, 2019, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees’ requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Please see Note 9 for additional information.

Advertising

Advertising is expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (loss). The Company incurred $Nil for the years ended December 31, 2020 and 2019.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Value added tax

The Company is subject to value added tax (“VAT”). The applicable VAT rate is 13% for agricultural products, 16% for handicraft products, yew essential oil soap, yew candles, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC for the years of 2020 and 2019. The amount of VAT liability is determined by applying the applicable tax rate to the amount of goods sold (output VAT) less VAT accrued on purchases made with the relevant supporting invoices (input VAT). Sales and purchases are recorded net of VAT (the amount of VAT is excluded from revenues and costs) collected and paid as the Company acts as an agent for the government.

Government grants

Government grants include cash and other subsidies received from the PRC government by the Company and its subsidiaries. Government grants are recognized when received and all the conditions specified in the grants have been met. As of December 31, 2020 and 2019, the Company has received government grants in the amounts of $1,172,928 and $892,375, respectively, for afforestation that were recorded initially as deferred income and recognized over the terms of the land use rights related to the yew forest assets the grants awarded to.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of Yew Bio-Pharm (HK) is the Hong Kong dollar, and the functional currency of the Company’s VIEs and subsidiaries located in the PRC is the RMB. For the subsidiaries whose functional currencies are the Hong Kong dollar or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The foreign currency translation adjustment included in comprehensive income (loss) for the years ended December 31, 2020 and 2019 amounted to $2,799,088 and $(544,809), respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements are as follows:

	2020	2019
Exchange rate on balance sheet dates:
USD: RMB exchange rate	6.5326	6.9668

Average exchange rate for the year
USD: RMB exchange rate	6.9020	6.9072

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

Comprehensive income (loss)

The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income (loss) for the years ended December 31, 2020 and 2019 included net income and unrealized gains (losses) from foreign currency translation adjustments.

Operating leases

The Company adopted ASC 842 “Leases” on January 1. 2019. The Company determines if an arrangement is a lease at inception and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option, if any. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available in the market at commencement date in determining the present value of lease payments.

Segment reporting

The Company managed and reviewed its business as two operating segments: the business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment and the business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment. PRC and USA segments retain all of the reported consolidated amounts.

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

Collaborative arrangement

HDS entered into a Joint Venture Planting Agreement with Wuchang City Forestry Bureau on March 21, 2004 and four more Joint Venture Planting Agreements with Qingan State-owned Bureau (the “Qingan Forest Bureau”) in June 2018 and May 2019, respectively (see Note 6), which are considered collaborative arrangements under U.S. GAAP. The purpose of this arrangement is to share some of the risks and rewards associated with this Joint Venture Planting Agreement. The Company’s current shares of profits are 80% and 70% for the collaborative agreements with Wuchang City Forestry Bureau and Qingan State-owned Bureau entered dated on June 2018 and May 2019, respectively. The Company accounts for this collaborative arrangement under ASC 808, “Collaborative Arrangements” and related topics, and records revenue at a gross basis as the Company acts as a principal pursuant to ASC Topic 808-10-15. For the years ended December 31, 2020 and 2019, the Company has not generated any revenues or activity from this collaborative agreements.

Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new leasing guidance (“Topic 842”) that replaced the existing lease guidance (“Topic 840”). Topic 842 established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the years ended December 31, 2020 and 2019. The Company recognized operating lease liabilities of approximately $350,000 upon adoption, with corresponding ROU assets on its balance sheet as of January 1, 2019.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU No. 2017-04 on January 01, 2020 and the adoption did not have an impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements Not Adopted

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning January 1, 2021. The Company is currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

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

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – INVENTORIES, NET

Inventories consisted of raw materials, finished goods including handicrafts, yew essential oil soap, complex cuspidate extract, composite northeast yew extract, yew candles and pine needle extracts, yew seedlings and other trees, which consist of larix, spruce and poplar trees. The Company classifies its inventories based on its historical and anticipated levels of sales; any inventory in excess of its normal operating cycle of one year is classified as long-term on its consolidated balance sheets. As of December 31, 2020 and 2019, inventories consisted of the following:

	December 31, 2020			December 31, 2019
	Current portion	Long-term portion	Total	Current portion	Long-term portion	Total
Raw materials	$-	$97,109	$97,109	$16,761	$91,056	$107,817
Finished goods	80,999	2,589,696	2,670,695	2,770,352	2,613,724	5,384,076
Total	80,999	2,686,805	2,767,804	2,787,113	2,704,780	5,491,893
Inventory reserve	(66,391)	(1,902,021)	(1,968,412)	(149,724)	(1,125,165)	(1,274,889)
Inventories, net	$14,608	$784,784	$799,392	$2,637,389	$1,579,615	$4,217,004

Inventories as of December 31, 2020 and 2019 consisted of the inventory purchased from related parties as follows:

	December 31,
	2020	2019
Inventories, net	$-	$-
Inventories - related parties, net	14,608	2,637,389
Total	$14,608	$2,637,389

	December 31,
	2020	2019
Long-term inventories, net	$416,305	$395,032
Long-term inventories - related parties, net	368,479	1,184,583
Total	$784,784	$1,579,615

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Buildings and building improvements	$671,491	$629,641
Motor vehicles	459,809	498,137
Machinery and equipment	535,061	501,713
Office equipment	144,189	35,424
	1,810,550	1,664,915
Less: accumulated depreciation	(1,321,355)	(1,190,012)
Total property and equipment, net	$489,195	$474,903

For the years ended December 31, 2020 and 2019, depreciation expenses amounted to $56,272 and $59,703, respectively.

NOTE 5 - LAND USE RIGHTS AND YEW FOREST ASSETS, NET

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company:

Yew trees on land containing yew tree forests will be used to supply raw materials, such as branches and leaves, the Company’s customers for production of TCM. The Company amortizes land use rights based on their terms and amortizes yew forest assets over the term of the respective land use rights or expected useful lives. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The Company records the amortization of these land use rights and yew forest assets as part of its cost of revenues.

At December 31, 2020 and 2019, land use rights and yew forest assets consisted of the following:

	Useful Life	December 31, 2020	December 31, 2019
Land use rights and yew forest assets	15-50 years	$46,281,816	$44,760,976
Less: accumulated amortization		(4,329,333)	(4,712,280)
Land use rights and yew forest assets, net		$41,952,483	$40,048,696

	December 31,
	2020	2019
Land use rights, net	$268,199	$243,877
Yew forest assets, net	41,684,284	39,804,819
Land use rights and yew forest assets, net	$41,952,483	$40,048,696

Amortization of land use rights and yew forest assets attributable to future periods is as follows:

Years ending December 31:	Land Use Right	Yew Forest Assets	Total Amortization
2021	$10,153	$2,901,814	$2,911,967
2022	10,153	2,901,814	2,911,967
2023	10,153	2,901,814	2,911,967
2024	10,153	2,901,814	2,911,967
2025	10,153	2,901,814	2,911,967
2026 and thereafter	217,434	27,175,214	27,392,648
Total, net	$268,199	$41,684,284	$41,952,483

Joint Venture Planting Agreements

On March 21, 2004, HDS entered into a Joint Venture Planting Agreement (the “Joint Venture Planting Agreement(s)”) with Wuchang City Forestry Bureau (the “Forest Bureau”), pursuant to which the Forest Bureau has given HDS access to 1,000,000 mu of forest land located in Wuchang City to develop yew tree forests and produce yew seedlings. The Company is required to plant and maintain yew trees on this forest land from 2004 to 2034. Any profits from the planting and sales of yew trees and other agriculture shall be distributed 80% to the Company and 20% to the Forest Bureau. For the years ended December 31, 2020 and 2019, the Company has not generated any revenues or activity on this land.

On June 14, 2018 and May 16, 2019, HDS entered into four Joint Venture Planting Agreements with Qingan State-owned Forestry Bureau (the “Qingan Forest Bureau”), pursuant to which the Qingan Forest Bureau grant HDS access to the forest land totally 15,730 mu located in Qingan City to develop yew tree forests and produce yew seedlings and foliage. Pursuant to the Joint Venture Agreement, the Company is required to plant and maintain yew trees on this forest land for 20 and 30 years, respectively. Any profits from the planting and/or sale of yew trees and other agriculture shall be distributed 70-80% to the Company and 20-30% to the Qingan Forest Bureau.

The Company accounts for the collaborative arrangements in accordance with ASC 808, “Collaborative Arrangements” and related topics, and records the forest lands grant under yew forest assets and revenue at a gross basis as the Company acts as a principal pursuant to the Joint Venture Planning Agreement. For the year ended December 31, 2020, the Company has not generated any revenues from the forest lands governed by the Joint Venture Agreements.

NOTE 6 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

Provision for income taxes for the years ended December 31, 2020 and 2019 consisted of:

Year ended December 31, 2020	Federal	State	Foreign	Total
Current	$-	$780	$27,968	$28,768
Deferred	-	-	-	-
Total	$-	$780	$27,968	$28,768

Year ended December 31, 2019	Federal	State	Foreign	Total
Current	$(9,889)	$-	$21,103	$11,214
Deferred	-	-	-	-
Total	$(9,889)	$-	$21,103	$11,214

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carry-forward	$384,987	$361,712
Inventory write-down	-	311,536
Total	384,987	673,248
Valuation allowance	(384,987)	(673,248)
Net deferred tax assets	$-	$-

The Company, YBP, registered in the State of Nevada, and its subsidiary, MC, registered in the State of California, are subject to the United States federal income tax at a tax rate of 21%. $780 and $(9,889) of provision for income taxes for YBP has been made as of December 31, 2020 and 2019, respectively. No provision for income taxes for MC has been made as MC had no U.S. taxable income as of December 31, 2020 and 2019.

The Company’s subsidiary, Yew Bio-Pharm (HK), is incorporated in Hong Kong and has no operating profit or tax liabilities during the years. Yew Bio-Pharm (HK) is subject to tax at 16.5% on the assessable profits arising in or derived from Hong Kong.

The Company’s subsidiary, JSJ, and VIE and its subsidiary, HDS and HYF, incorporated in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at 25%. However, HDS has been named as a leading enterprise in the agricultural industry and awarded with a tax exemption through December 31, 2058 with the exception of sales of handicrafts, yew candle, pine needle extracts and yew essential oil soap which are not within the scope of agricultural area.

For the years ended December 31, 2020 and 2019, the provision for income taxes was $28,768 and $11,214, respectively. As of December 31, 2020, the income tax payable, current and noncurrent were $115,327 and $973,647, respectively.

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	7.4%	8.0%
PRC tax exemption	(44.6)%	(51.6)%
Income tax from previous year	-%	(1.0)%
Income tax on undistributed earnings	-%	-%
GILTI tax	-%	-%
Others	0.1%	2.1%
Valuation allowance	18.0%	22.6%
Effective tax rate	1.9%	1.1%

For U.S. income tax purposes, the Company has no cumulative undistributed earnings of foreign subsidiary and VIE as of December 31, 2020 and 2019, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The one-time transition tax, based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, is recognized a one-time transition tax of $1,431,835 for the transition tax on accumulated undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. The Company elected to pay the one-time transition tax over eight years commencing in 2018. For the years ended December 31, 2020 and 2019, $114,547 and $114,547 transition tax payments have been made, respectively.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2020 and 2019, no GILTI tax expense was recorded and no GILTI tax payable outstanding as of December 31, 2020 and 2019.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2020 and 2019.

In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2017.

(b) Value Added Taxes (“VAT”)

The applicable VAT tax rate is 13% for agricultural products, 17% and 16% for handicrafts, yew candles complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts sold in the PRC, respectively. In accordance with VAT regulations in the PRC, the Company is exempt from paying VAT on its yew raw materials and yew trees sales as an agricultural corps cultivating company up to December 31, 2020. The company’s sales of yew candles, handmade essence oil soaps, and pine needle extracts and export products are under VAT tax-exempt treaty and thus are eligible for return of VAT Input credits. VAT payable in the PRC is charged on an aggregated basis at the applicable rate on the full price collected for the goods sold or taxable services provided and less any deductible VAT already paid by the taxpayer on purchases of goods in the same fiscal year. As of December 31, 2020 and 2019, the Company held $56,637 and $349,096 VAT input credit, respectively.

NOTE 7 - SHORT-TERM BORROWINGS AND NOTE PAYABLE

Loans from China Everbright Bank

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide a line of credit of $2,800,000 (approximately RMB20 million) to the Company for the period of three years. On February 25, 2020, the Company entered into another credit agreement with CEB, pursuant to which CEB provides another line of credit of RMB20 million (approximately $2,820,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 5.65% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided personal guarantees to the loans. HDS paid two $1,400,000 back in March and April 2020, totaling $2,800,000 under the initial line of credit, resulted the initial line of credit was paid off in its entirety. As of December 31, 2020 and 2019, the Company held approximately $2,800,000 loans from CEB.

Loans from Bank of Yingkou

On August 2018, HDS entered into two loan agreements with Bank of Yingkou Harbin Branch (“Yingkou Bank”), through which HDS obtained two bank loans in the amounts of RMB15 million (approximately $2,153,000) and RMB5 million (approximately $718,000) each with one year term. The loans carry 5.4375% interest rate annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loans. HDS paid off the two loans in their entireties in July and August 2019.

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), through which HDS obtained a bank loan in the amount of RMB15 million (approximately $2,153,000), payable on July 25, 2020. The loan carried an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB15 million (approximately $2,200,000) bank loan with Yingkou Bank on July 24, 2020 with the expiration date on July 23, 2021. As of December 31, 2020 and 2019, approximately $2,300,000 (RMB 15 million) and $2,153,000 (RMB 15 million) were outstanding under the loan agreement, respectively.

On August 20, 2019, HDS entered into another loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5 million (approximately $718,000), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB5 million (approximately $735,000) for another year with maturity date on July 23, 2021. As of December 31, 2020 and 2019, approximately $765,000 (RMB5 million) and $718,000 (RMB5 million) were outstanding under the loan agreement, respectively.

Loan from Postal Saving Bank of China

On May 13, 2019, HDS entered into a credit agreement with Postal Saving Bank of China who agreed to provide a line of credit of RMB20 million (approximately $2,830,000) to the Company for the period of ten years. These loans have interest rate of 5.22% per annum payable monthly. Zhiguo Wang and his wife Madame Qi, pledged buildings and land use rights they owned with Postal Saving Bank of China to secure the loans. In addition, Zhiguo Wang and his wife Madame Qi, Yicheng Wang and Lei Zhang provided personal guarantees to the loans. As of December 31, 2020 and 2019, approximately $3,100,000 (RMB20 million) and $2,900,00 (RMB20 million) were outstanding under the line of credit, respectively.

SBA loans

On May 1, 2020, the Company got a Promissory Note (the “Note”) of $70,920 from Paycheck Protection Program (the “PPP Loan”) through Bank of America (the “Lender”) under the CARES Act excused by government due to the COVID-19 crisis. The interest rate on this Note is a fixed rate of 1.00% per annum. The loan will be due in one payment of all outstanding principal plus all accrued unpaid interest in two years after the date of this Note (“Maturity Date”). According to the program terms, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities. Loan payments will also be deferred for six months. No collateral or personal guarantees are required. $70,920 PPP Loan was outstanding as of December 31, 2020.

On July 2020, the Company received advances of the SBA Economic Injury Disaster Loans (“EIDL”) totaling $9,000 under the CARES Act. The advances will reduce the amount that will ultimately be forgiven under the PPP program.

Other loan

On January 30, 2020, Yicheng Wang entered into a loan agreement with the Company, pursuant to which the Company lent RMB600,000 to Yicheng Wang for the period from January 30, 2020 to January 29, 2021 at the interest rate of 5.00%. On February 24 and 25, 2020, Yicheng Wang paid the entire loan amount off.

During the years ended December 31, 2020 and 2019, interest expense was $481,852 and $390,380, respectively.

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s board of Directors adopted 2012 Equity Incentive Plan (“2012 Plan”) and 2019 Equity Incentive Plan (“2019 Plan”) on September 25, 2012 and October 29, 2019, respectively. Pursuant to the 2012 Plan and 2019 Plan, the Company authorized to issue and reserved up to 15,000,000 and 5,000,000 shares of common stock for grants to employees and non-employees, respectively. The per share price upon exercise of an option will be determined by the Company’s compensation committee in its discretion on the date of grant, provided that such price will not be less than 100% and 80% of the fair market Value of the common stock on the date of grant to a qualified and a non-qualified stock option, respectively. Vesting terms of stock options are determined in the discretion of our compensation committee. The maximum term of stock options granted under the both Plans is 10 years.

As of December 31, 2020 and 2019, the Company has totally grant 7,738,737 shares of options with life term from two to four years, and the shares available to grant under the 2012 Equity Incentive Plan was 2,261,263.

On February 28, 2019, the Company entered into an agreement with Chineseinvestor.com, pursuant to which both parties reached an agreement to cancel to issue the common shares of 375,000 to Chineseinvestor.

On October 3, 2019 the Board approved to extend the expiration date of 5,000,000 options issued to Zhiguo Wang and 2,488,737 options issued to Guifang Qi from December 31, 2019 to December 31, 2021, and 200,000 options issued to William B. Barnett from October 11, 2019 to December 31, 2021. The Company treated these extensions as modifications of the awards upon their extraordinary services rendered to the Company and recognized incremental compensation cost. The Company measured the incremental compensation cost as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. As a result of these modifications, the Company recognized incremental compensation cost of $284,461 in stock-based compensation expense during the year ended December 31, 2019, and the weighted average remaining contractual life was changed to 2 years.

The fair value of the Company’s option as of the date of revaluation upon modification on October 3, 2019 was determined using the following management assumptions:

Name of Optionee	Expected Terms (In Years)	Computed Volatility	Risk free Interest Rate (%)	Expected Dividends	Fair Value
Before the modification
Zhiguo Wang	0.25	125%	1.70	-	9,285
Guifang Qi	0.25	125%	1.70	-	4,622
William B. Barnett	0.02	29%	1.78	-	-
After the modification
Zhiguo Wang	2.25	127%	1.39	-	194,285
Guifang Qi	2.25	127%	1.39	-	96,705
William B. Barnett	2.25	127%	1.39	-	7,378

Stock option activities for the years ended December 31, 2020 and 2019 are summarized in the following table.

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Balance at beginning of year	7,738,737	$0.22	2.0	7,738,737	$0.22	3.0
Issued	-	-		-	-
Exercised	-	-		-	-
Expired	-	-		-	-
Forfeited	-	-		-	-
Balance at end of year	7,738,737	$0.22	1.0	7,738,737	$0.22	2.0
Options exercisable at end of year	7,738,737	$0.22	1.0	7,738,737	$0.22	2.0

The following table summarizes the shares of the Company’s common stock issuable upon exercise of options outstanding at December 31, 2020:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
$0.22-0.25	7,738,737	1.00	$0.22	7,738,737	$0.22

The Company’s outstanding stock options and exercisable stock options had intrinsic value of $0, based upon the Company’s closing stock price of $0.11 as of December 31, 2020. Stock option expense recognized during the years ended December 31, 2020 and 2019 amounted to $Nil and $284,461, respectively.

NOTE 9 - EARNINGS PER SHARE

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Net income (loss) available to common stockholders for basic and diluted net income per share of common stock	$1,464,882	$985,506
Weighted average common stock outstanding - basic	51,700,000	51,760,616
Effect of dilutive securities:
Stock options issued to directors/officers/employees	-	-
Weighted average common stock outstanding - diluted	51,700,000	51,760,616
Net income (loss) per common share - basic	$0.03	$0.02
Net income (loss) per common share - diluted	$0.03	$0.02

Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the respective periods. The anti-dilutive securities included options to purchase common shares are 7,738,737 and 7,738,737 on a weighted average basis for the years ended December 31, 2020 and 2019, respectively.

NOTE 10 - LEASES

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

The components of lease expense consist of the following:

	Classification	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Operating lease cost	Selling, general and administrative expense	$74,172	$128,664
Net lease cost		$74,172	$128,664

Balance sheet information related to leases consists of the following:

	Classification	As of December 31, 2020	As of December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$333,402	$399,817
Total leased assets		$333,402	$399,817
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$65,476	$52,104

Non-current portion
Operating lease liabilities	Operating lease liabilities	292,409	351,145
Total lease liabilities		$357,885	$403,249

Weighted average remaining lease term
Operating leases		10.9 years	6.2 years

Weighted average discount rate
Operating leases		6.44	6.44

Cash flow information related to leases consists of the following:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74,401	$127,127

The minimum future lease payments as of December 31, 2020 are as follows:

Years Ending December 31,	Operating Leases
2021	$79,997
2022	80,327
2023	33,594
2024	29,332
2025	26,314
Thereafter	211,830
Total lease payments	461,393
Less: Interest	(76,608)
Present value of lease liabilities	$384,785

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the years ended December 31, 2020 and 2019, customers accounting for 10% or more of the Company’s revenue were as follows:

	Revenue For the Years Ended		AR as of
	December 31,		December 31,
Customer	2020	2019	2020	2019
A (Yew Pharmaceutical, a related party)	61.0%	38.4%	32.2%	-
B (HongKong YIDA Commerce Co., Limited, a related party)	*	25.6%	*	2.5%
C (GOLDEN PEACH TRAVEL SERVICE COMPANY LTD)	*	34.1%	*	97.6%
D (LIFEFORFUN LIMITED, a related party)	25.8%	-	65.2%	-

*	Less than 10%

Suppliers

For the years ended December 31, 2020 and 2019, suppliers accounting for 10% or more of the Company’s purchase were and major suppliers whose accounts payable accounted for 10% or more of the Company’s total accounts payable as follows:

	Purchase For the Years Ended			AP as of
	December 31,			December 31,
Customer	2020	2019		2020	2019
A (Yew Pharmaceutical, a related party)	40.1%	47%		-	-
E (Heilongjiang Weishahe Agriculture Technology Co., Ltd)	10.2%		*%	68.3%	85.3%
F (Xingcai Shi)	*%		*%	18.1%	-

*	Less than 10%

NOTE 12 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, Chairman and Chief Executive Officer, 11% owned by Guifang Qi, the wife of Mr. Wang and director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS

Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director.

DMSU Digital Technology Limited(“DMSU”)	Significantly influenced by the Company

HongKong YIDA Commerce Co., Limited(“YIDA”)	Significantly influenced by the Company

LIFEFORFUN LIMITED	Significantly influenced by the Company

Jinguo Wang	Management of HDS and Legal person of Xinlin

Zhiguo Wang	Principal shareholder and CEO of the Company

Guifang Qi	Principal shareholder and the wife of CEO

Cai Wang	Employee of the Company

Weihong Zhang	Employee of the Company

Xue Wang	Employee of the Company

Chunping Wang	Employee of the Company

Jimin Lu	Employee of the Company

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

For the years ended December 31, 2020 and 2019, total revenues from Yew Pharmaceutical under the above agreement amounted to $16,659,547 and $10,705,727, and the corresponding cost of revenues amounted to $14,792,713 and $9,962,940, respectively. At December 31, 2020 and 2019, the Company had $2,982,114 and $Nil accounts receivable from Yew Pharmaceutical, respectively.

For the years ended December 31, 2020 and 2019, the total purchase of yew candles, yew essential oil soap, complex taxus cuspidate extract, composite northeast yew extract, wood ear mushroom extract, and pine needle extracts from Yew Pharmaceutical amounted to $7,980,296 and $13,299,780, respectively. For the years ended December 31, 2020 and 2019, the products purchased from Yew Pharmaceutical in the amount of $10,059,610 and $16,633,020 were sold and included in the total cost of revenues of $23,846,886 and $27,109,518, respectively. At December 31, 2020 and 2019, the Company had $Nil and $16,629 accounts payable to Yew Pharmaceutical, respectively.

Transactions with HBP

For the years ended December 31, 2020 and 2019, HBP paid off operation expense on behalf of HYF in the amount of $Nil and $1,737. As of December 31, 2020 and 2019, HYF had due to HBP in the amount of $96,282 and $103,158, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with Lifeforfun Limited

For the years ended December 31, 2020 and 2019, total revenues from Lifeforfun Limited amounted to $7,056,000 and $Nil. As of December 31, 2020 and 2019, the Company had $6,036,080 and $Nil accounts receivable from Lifeforfun Limited, respectively.

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

For the year ended December 31, 2020, total revenues from DMSU amounted to $2,592,000. The company collected approximately $2,753,000 from DMSU during the year of 2020, of which $161,000 was recorded as recovery of accounts receivable due from DMSU previously written off under 2018 sales contracts. The company further collected approximately $757,000 from DMSU subsequently during the first quarter.

For the year ended December 31, 2019, there was $Nil sales transaction the Company conducted with DMSU. The Company recovered approximately $1,034,000 of accounts receivable previously written off from DMSU. The amount 1,034,000 was recorded in bad debt recovery.

Transactions with YIDA

For the years ended December 31, 2020 and 2019, total revenues from YIDA amounted to $Nil and $7,144,649. As of December 31, 2020 and 2019, the Company had $Nil and $193,000 accounts receivable, which were net of allowance for doubtful account $386,000 and $193,000 from YIDA, respectively.

Transactions with ZTC

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from ZTC in the amount of $1,057,664 and $2,121,880, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by ZTC, which amounted to $935,885 and $1,729,793, respectively. The differences between the actual contract price and carrying costs are recorded as additional paid-in capital in the amount of $121,779 and $392,087, respectively. As of December 31, 2020 and 2019, the Company had $124,150 and $Nil advance to ZTC, respectively.

Transactions with Xinlin

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Xinlin in the amount of $463,634 and $148,396, respectively. Since the assets purchase occurred between entities under common control, the Company recorded the assets received at historical carrying costs recorded by Xinlin, which amounted to $410,316 and $121,981, respectively. The differences between the actual contract price and carrying costs are recorded as additional paid-in capital in the amount of $53,318 and $26,415, respectively. As of December 31, 2020 and 2019, the Company had no balance payable to Xinlin.

Transactions with Jinguo Wang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets and yew seedlings from Jinguo Wang in the amount of $1,124,312 and $1,078,121, respectively. As of December 31, 2020 and 2019, the Company had no accounts payable to Jinguo Wang.

Transactions with Weihong Zhang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Weihong Zhang in the amount of $28,977 and $789,032, respectively.

Transactions with Chunping Wang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Chunping Wang in the amount of $870,762 and $1,653,347, respectively.

Transactions with Xue Wang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Xue Wang in the amount of $751,956 and $157,054, respectively.

Transactions with Cai Wang

For the years ended December 31, 2020 and 2019, HDS purchased yew forest assets from Cai Wang in the amount of $391,191 and $81,075, respectively.

Loans Guaranteed

As of December 31, 2020 and 2019, the Company’s certain loans were guaranteed by related parties (see note 8).

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease”). Pursuant to the ZTC Lease, the Company leased 361 mu of land from ZTC for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000). The payment for the first five years of the ZTC Lease was due prior to December 31, 2010 and beginning in 2011, the Company is required to make full payment for the land use rights in advance for each subsequent five-year period. For the years ended December 31, 2020 and 2019, rent expense related to the ZTC Lease amounted to approximately $24,000 and $24,000, respectively. At December 31, 2020 and 2019, prepaid rent to ZTC amounted to approximately $Nil and $5,800 which was included in prepaid expenses-related parties in the accompanying consolidated balance sheets.

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”). Pursuant to the Office Lease, annual payments of RMB15,000 (approximately $2,000) are due for each of the term. The term of the Office Lease is 15 years and expires on December 31, 2025. For the years ended December 31, 2020 and 2019, rent expense related to the Office Lease amounted to approximately $2,200 and $2,200, respectively. As of December 31, 2020 and 2019, the Company had no unpaid rent related to the Office Lease.

On July 1, 2012, the Company entered into a lease for office space with Mr. Wang (the “JSJ Lease”). Pursuant to the JSJ Lease, JSJ leases approximately 30 square meter of office space from Mr. Wang in Harbin. Rent under the JSJ Lease is RMB10,000 (approximately $1,500) annually. The term of the JSJ Lease is three years and expires on June 30, 2015. On July 1, 2015, the Company and Mr. Wang renewed the JSJ Lease. The renewed lease expires on June 30, 2018. On July 1, 2018, the Company renewed JSJ Lease for three years, which will now expire on June 30, 2021. Pursuant to the renewed lease agreement, the annual payment will be RMB 10,000 (approximately $1,500). For the years ended December 31, 2020 and 2019, rent expense related to the JSJ Lease amounted to approximately $1,400 and $1,400, respectively. As of December 31, 2020 and 2019, the unpaid rent was approximately $Nil and $700 respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

The Company entered into two forest land leases with Mr. Wang. Pursuant to the Leases, Mr.Wang leases two forest land with area of 20 mu and 73 mu, respectively, to the Company for free. The leases terms are for the periods from January 9, 2008 to November 24, 2022 and from January 30, 2007 to December 30, 2026, respectively.

On January 1, 2015, HYF entered into a lease agreement with HBP, pursuant to which HBP leases a warehouse, with an area of 225 square meters, and a workshop, with an area of 50 square meters, both of which are located at No.1 Zisan Road, Shangzhi economic development district, Shangzhi City, Heilongjiang Province, to HYF in exchange for no consideration for the period from January 1, 2015 to December 31, 2020.

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

For the years ended December 31, 2020 and 2019, rent expense related to the A’cheng Lease amounted approximately $3,600 and $3,600, respectively. At December 31, 2020 and 2019, the prepaid rent was $Nil.

The Company leased an apartment the Nangang district (the “Jixing Lease”) in Harbin from Ms. Qi on October 1, 2016. The initial lease term of Jixing Lease is one year and renewed twice currently with the expiration date on September 30, 2019. For the years ended December 31, 2020 and 2019, rent expense related to the Jixing Lease amounted approximately $Nil and $1,100, respectively.

Due to Related Parties

The Company’s officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances and payables are usually short-term in nature, non-interest bearing, unsecured and payable on demand.

The following summarized the Company’s due to related parties as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Zhiguo Wang and Guifang Qi	$555,078	$530,621
HBP	96,282	103,158
Total	$651,360	$633,779

NOTE 13 - STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve is required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the board of directors.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The accumulated balance of the statutory reserve of the Company as of December 31, 2020 and 2019 was $3,762,288, which has reached the 50% of the entities registered capital.

NOTE 14 - SEGMENT INFORMATION

The Company managed and reviewed its business as two operating segments. The business of HDS, JSJ and HYF in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment. PRC and USA segments retain all of the reported consolidated amounts.

The geographical distributions of the Company’s financial information for the year ended December 31, 2020 and 2019 were as follows:

	For the Years Ended December 31,
Geographic Areas	2020	2019
Revenue
PRC	$27,261,876	$27,552,181
USA	100,831	354,725
Elimination Adjustment	(55,020)	(23,257)
Total Revenue	$27,307,687	$27,883,649

Income (Loss) from operations
PRC	$3,848,461	$2,047,256
USA	(1,279,761)	(1,031,772)
Elimination Adjustment	-	(3,965)
Total Income from operations	$2,568,700	$1,011,519

Net income (loss)
PRC	$2,729,064	$1,977,627
USA	(1,264,181)	(988,156)
Elimination Adjustment	-	(3,965)
Total net income	$1,464,883	$985,506

The geographical distribution of the Company’s financial information as of December 31, 2020 and 2019 were as follows:

	As of December 31,
Geographic Areas	2020	2019
Long-term assets
PRC	$52,130,997	$44,547,842
USA	498,830	1,363,586
Elimination adjustment	(4,172,549)	(3,376,072)
Total long-term assets	$48,457,078	$42,535,356

Reportable assets
PRC	$61,362,889	$55,407,391
USA	1,278,250	2,146,518
Elimination adjustment	(4,194,477)	(3,347,192)
Total reportable assets	$58,446,662	$54,206,717

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

NOTE 15 - SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

