Form 10-Q
period 2021-03-31
Yew Bio-Pharm Group, Inc.
filed 2021-05-17
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 14, 2021, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2021

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors”, beginning on page 13 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities & Exchange Commission (“SEC”) on March 30, 2021.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$127,330	$563,792
Accounts receivable	212,689	217,689
Accounts receivable - related parties, net	14,974,413	9,045,669
Inventories, net	14,162	14,608
Prepaid expenses and other receivables	78,187	90,989
VAT input credit	350,416	56,637

Total Current Assets	15,757,197	9,989,384

LONG-TERM ASSETS:
Long-term inventories, net	794,236	784,784
Property and equipment, net	506,001	516,921
Land use rights and yew forest assets, net	41,423,561	41,952,483
Long-term advance for yew forest assets	122,520	15,415
Long-term advance for yew forest assets - related parties	3,008,065	4,854,273
Operating lease right-of-use assets	317,881	333,402

Total Long-term Assets	46,172,264	48,457,278

Total Assets	$61,929,461	$58,446,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable for acquisition of yew forests and others	$1,165,124	$423,881
Accounts payable for acquisition of yew forests and others - related parties	42,665	-
Accrued expenses and other payables	1,288,657	404,494
Due to related parties	636,813	651,360
Short-term borrowings	9,160,579	8,979,899
Operating lease liabilities, current	42,945	65,476

Total Current Liabilities	12,336,783	10,525,110

NONCURRENT LIABILITIES:
Taxes payable	-	973,647
Long-term deferred income	1,167,548	1,172,928
Operating lease liabilities, noncurrent	282,312	292,409
Total Noncurrent Liabilities	1,449,860	2,438,984

Total Liabilities	13,786,643	12,964,094

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock ($0.001 par value; 140,000,000 shares authorized; 51,700,000 shares issued and outstanding at March 31, 2021 and December 31, 2020)	51,700	51,700
Additional paid-in capital	9,644,731	9,644,731
Retained earnings	34,333,743	31,415,605
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income	356,132	608,244

Total Yew Bio-Pharm Group, Inc Shareholders’ Equity	48,148,594	45,482,568

Noncontrolling interest	(5,776)	-

Total Equity	48,142,818	45,482,568

Total Liabilities and Shareholders’ Equity	$61,929,461	$58,446,662

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31
	2021	2020
REVENUES:
Revenues	$545	$21,789
Revenues - related parties	8,736,769	2,007,393

Total Revenues	8,737,314	2,029,182

COST OF REVENUES:
Cost of revenues	13,000	41,366
Cost of revenues - related parties	7,767,341	1,545,561

Total Cost of Revenues	7,780,341	1,586,927

GROSS PROFIT	956,973	442,255

OPERATING EXPENSES:
Selling, general and administrative	273,773	281,527
Bad debt expense	(2,283,507)	3,340

Total Operating Expenses	(2,009,734)	284,867

INCOME (LOSS) FROM OPERATIONS	2,966,707	157,388

OTHER INCOME (EXPENSES):
Interest expense	(127,827)	(111,977)
Other income	45,372	13,490
Exchange gains	27,714	92,510

Total Other Expenses	(54,741)	(5,976)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,911,966	151,412
PROVISION FOR INCOME TAXES	-	-
NET INCOME	$2,911,966	$151,412
Less: Net (loss) attributable to noncontrolling interest	(6,172)	-
NET INCOME ATTRIBUTABLE TO YEW BIO-PHARM GROUP, INC	2,918,138	151,412

COMPREHENSIVE INCOME (LOSS):
NET INCOME	$2,911,966	$151,412
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(252,112)	(816,044)

COMPREHENSIVE INCOME (LOSS)	$2,659,854	$(664,632)
Less: comprehensive income attributable to non-controlling interest	396	-
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO YEW BIO-PHARM GROUP, INC	2,659,458	(664,632)

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.00
Diluted	$0.06	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,700,000	51,700,000
Diluted	51,700,000	51,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,911,966	$151,412
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(2,287,713)	3,340
Depreciation	14,482	8,649
Loss on disposal of property and equipment	18,044	-
Inventory write-down	12,555	69,757
Amortization of land use rights and yew forest assets	668,765	613,811
Sale of yew forest assets as inventory	1,987,202	950,431
Changes in operating assets and liabilities:	-	-
Accounts receivable	3,838	127,847
Accounts receivable - related parties	(3,766,113)	(534,754)
Prepaid expenses and other current assets	(4,608)	(105,862)
Prepaid expenses - related parties	-	5,819
Inventories	(19,815)	70,509
VAT input credit	(297,860)	-
Accounts payable	57,196	(18,479)
Accounts payable - related parties	-	(16,598)
Accrued expenses and other payables	(88,583)	44,942
Advance from customer	-	64,472
Due to related parties	8,970	(12,065)
Taxes payable	(656)	(1,566)

NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	(776,330)	1,421,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made for purchase of yew forest assets	(108,569)	(591,294)
Prepayments made to related parties for purchase of yew forest assets	1,847,650	(399,725)
Purchase of property and equipment	(24,882)	(644)
Purchase of land use rights and yew forest assets	(1,577,123)	(428,890)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	137,076	(1,420,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,543,567	1,200,607
Repayments of short-term borrowings	(1,256,464)	(1,485,962)
Proceeds from related parties	(22,955)	1,040

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	264,148	(284,315)

EFFECT OF EXCHANGE RATE ON CASH	(61,356)	(81,442)

NET INCREASE (DECREASE) IN CASH	(436,462)	(364,645)

CASH - Beginning of the year	563,792	742,294

CASH - End of the year	$127,330	$377,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$121,023	$118,675
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$-	$430
Payable for acquisition of yew forests	$737,965	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2019	51,700,000	$51,700	$9,819,828	$29,950,723	$3,762,288	$(2,190,844)	$41,393,695
Net income	-	-	-	151,412	-	-	151,412

Foreign currency translation adjustment	-	-	-	-	-	(816,044)	(816,044)

Balance, March 31, 2020	51,700,000	$51,700	$9,819,828	$30,102,135	$3,762,288	$(3,006,888)	$40,729,063

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity	Noncontrolling interest	Total Equity

Balance, December 31, 2020	51,700,000	$51,700	$9,644,731	$31,415,605	3,762,288	$608,244	$45,482,568	-	45,482,568
Net income	-	-	-	2,918,138	-	-	2,918,138	(6,172)	2,911,966

Foreign currency translation adjustment	-	-	-	-	-	(252,112)	(252,112)	396	(251,716)

Balance, March 31, 2021	51,700,000	$51,700	$9,644,731	$34,333,743	3,762,288	$356,132	$48,148,594	(5,776)	48,142,818

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements of Yew Bio-Pharm Group, Inc. (individually “YBP” and collectively with its subsidiaries and operating variable interest entity, the “Company”). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2021, and the results of operations and cash flows for the three-month periods ended March 31, 2021 and 2020, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership		Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%		Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%		Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements		Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100	%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100	%(2)	Sales of yew oil candles and yew oil soaps
Harbin Jingchibai Bio-Technology Development Co., Limited (“JCB”)	PRC March 18, 2020	RMB1,000,000	51	%(3)	Sales of yew oil candles and yew oil soaps, no active operation since its incorporation
Yew (Guangzhou) Bio-Technology Co., Ltd (“YBT”)	PRC December 24, 2020	RMB10,000,000	80%		Cosmetic marketing and sales

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

(3)	JCB was cancelled of its registration on December 3, 2020

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At March 31, 2021 and December 31, 2020, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	March 31, 2021	December 31, 2020
Assets
Cash	$104,687	$549,771
Accounts receivable	250,000	250,000
Accounts receivable - related parties, net	14,974,413	9,045,669
Other current assets	3,982,376	5,418,495
Property and equipment, net	474,075	483,139
Long-term investment in an affiliate	4,306,238	4,172,550
Land use rights and yew forest assets, net	41,423,561	41,952,483
Operating lease right of use assets	232,192	236,833
Total assets of VIE and its subsidiary	$65,747,542	$62,108,940

Liabilities
Accounts payable for acquisition of yew forests and others	$1,073,075	$389,028
Accounts payable for acquisition of yew forests and others - related parties	42,665	-
Other current liabilities	193,900	272,297
Short-term borrowings	9,142,579	8,899,979
Operating lease liability, current and noncurrent	237,790	259,686
Long-term deferred income	1,167,548	1,172,928
Due to related parties and VIE holding companies	105,488	97,461
Total liabilities of VIE and its subsidiary	$11,963,045	$11,091,379

Recent Accounting Pronouncements Adopted

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

NOTE 3 - REVENUE RECOGNITION

The Company accounts for revenue arising from contracts and customers in accordance with Accounting Standards Update (ASU or Update) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”).

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

NOTE 4 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.2%	9.6%
Loss not subject income tax	1.2%	-%
PRC tax exemption and reduction	(26.4)%	(30.6)%
GILTI	-%	-%
Others	-%	-%
Effective tax rate	-%	-%

In Accordance with the U.S. Tax Cuts and Jobs Act (the “Tax Act”), the Company recognized a one-time transition tax of $1,431,835 during 2018 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of March 31, 2021, and December 31, 2020, the Company had current income tax payable of $1,088,249 and $115,327, and noncurrent income tax payable of $nil and $973,647, respectively.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2021 and 2020, the GILTI tax expense was nil, and the Company had no GILTI tax payable outstanding as of March 31, 2021, and December 31, 2020.

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

NOTE 5 - SHORT-TERM BORROWINGS

Loans from China Everbright Bank

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide a line of credit of $2,800,000 (approximately RMB20 million) to the Company for the period of three years. On February 25, 2020, the Company entered into another credit agreement with CEB, pursuant to which CEB provides another line of credit of RMB20 million (approximately $2,820,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 5.65% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided personal guarantees to the loans. HDS paid two $1,400,000 back in March and April 2020, totaling $2,800,000 under the initial line of credit, resulted the initial line of credit was paid off in its entirety. As of March 31, 2021 and December 31, 2020, the Company held approximately $3.0 million and $2.8 million loans from CEB, respectively.

Loans from Bank of Yingkou

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), through which HDS obtained a bank loan in the amount of RMB15 million (approximately $2,153,000), payable on July 25, 2020. The loan carried an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB15 million (approximately $2,200,000) bank loan with Yingkou Bank on July 24, 2020 with the expiration date on July 23, 2021. As of March 31, 2021 and December 31, 2020, approximately $2.3 million (RMB 15 million) were outstanding under the loan agreement.

On August 20, 2019, HDS entered into another loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5 million (approximately $718,000), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB5 million (approximately $735,000) for another year with maturity date on July 23, 2021. As of March 31, 2021 and December 31, 2020, approximately $800,000 (RMB5 million) and $800,000 (RMB5 million) were outstanding under the loan agreement, respectively.

Loan from Postal Saving Bank of China

On May 13, 2019, HDS entered into a credit agreement with Postal Saving Bank of China who agreed to provide a line of credit of RMB20 million (approximately $2,830,000) to the Company for the period of ten years. These loans have interest rate of 5.22% per annum payable monthly. Zhiguo Wang and his wife Madame Qi, pledged buildings and land use rights they owned with Postal Saving Bank of China to secure the loans. In addition, Zhiguo Wang and his wife Madame Qi, Yicheng Wang and Lei Zhang provided personal guarantees to the loans. As of March 31, 2021 and December 31, 2020, approximately $3.0 million (RMB20 million) was outstanding under the line of credit.

SBA loans

On May 1, 2020, the Company got a Promissory Note (the “Note”) of $70,920 from Paycheck Protection Program (the “PPP Loan”) through Bank of America (the “Lender”) under the CARES Act excused by government due to the COVID-19 crisis. The interest rate on this Note is a fixed rate of 1.00% per annum. The loan will be due in one payment of all outstanding principal plus all accrued unpaid interest in two years after the date of this Note (“Maturity Date”). According to the program terms, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities. Loan payments will also be deferred for six months. No collateral or personal guarantees are required. On July 2020, the Company received advances of the SBA Economic Injury Disaster Loans (“EIDL”) totaling $9,000 under the CARES Act. $61,920 in principal was forgiven on December 15, 2020 by Small Business Administration which was recognized as other income for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, $18, 000 and $79,920 SBA loans outstanding, respectively.

Other loan

On January 30, 2020, Yicheng Wang entered into a loan agreement with the Company, pursuant to which the Company lent RMB600,000 to Yicheng Wang for the period from January 30, 2020 to January 29, 2021 at the interest rate of 5.00%. On February 24 and 25, 2020, Yicheng Wang paid the entire loan amount off.

During the three months ended March 31, 2021 and 2020, interest expense was $127,827 and $111,977, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock option activities for the three months ended March 31, 2021 was summarized in the following table.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Balance at beginning of period	7,738,737	0.22	1.00
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	7,738,737	0.22	0.75
Option exercisable at end of period	7,738,737	0.22	0.75

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $nil, based upon the Company’s closing stock price of $0.12 as of March 31, 2021. Stock option expense recognized during the three months ended March 31, 2021 and 2020 was $nil.

Note 7 - Leases

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

The components of lease expense consist of the following:

	Classification	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	Selling, general and administrative expense	$20,044	$19,319
Net lease cost		$20,044	$19,319

Balance sheet information related to leases consists of the following:

	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$317,881	$333,402
Total leased assets		$317,881	$333,402
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$42,945	$65,476

Non-current
Operating	Operating lease liabilities	282,312	292,409
Total lease liabilities		$325,257	$357,885

Weighted average remaining lease term
Operating leases		10.7 years	10.9 years

Weighted average discount rate
Operating leases		6.44%	6.44%

Cash flow information related to leases consists of the following:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,812	$34,725

The minimum future lease payments as of March 31, 2021 are as follows:

Years Ending December 31,	Operating Leases
The remaining of 2021	$44,741
2022	82,244
2023	35,511
2024	31,250
2025	28,034
After 2025	227,993
Total lease payments	449,772
Less: Interest	(122,515)
Present value of lease liabilities	$325,257

NOTE 8 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the three months ended March 31, 2021 and 2020, major customers whose sales and accounts receivable accounted for 10% or more of the Company’s total revenue and accounts receivable, respectively, were as follows:

	For the Three Months Ended March 31,
Customers	2021	2020
A (Yew Pharmaceutical, a related party)	41%	99%
D (LIFEFORFUN LIMITED, a related party)	59%	-%

	Accounts receivable as of
Customers	March 31, 2021	December 31, 2020
A (Yew Pharmaceutical, a related party)	37%	* %
B (HongKong YIDA Commerce Co., Limited, a related party)	-%	91%
D (LIFEFORFUN LIMITED, a related party)	62%	-%

*	Less than 10%

Suppliers

For the three months ended March 31, 2021 and 2020, major suppliers accounting for 10% or more of the Company’s total purchase and major suppliers whose accounts payable accounted for 10% or more of the Company’s total accounts payable were as follows:

	For the Three Months Ended March 31,
Suppliers	2021	2020
A (Yew Pharmaceutical, a related party)	71%	*	%

	Accounts payable as of
Suppliers	March 31, 2021	December 31, 2020
E (Haixiang Liu)	30%	*	%
F (Changhai Yu)	32%	91%
G (Xingcai Shi)	25%	*	%

* Less than 10%

At March 31, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	March 31, 2021	December 31, 2020
Country
United States	$12,711	$3,071
China	114,619	560,721
Total Cash	$127,330	$563,792

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2021 and December 31, 2020, approximately $127,330 and $242,000 of the Company’s cash held by financial institutions were insured, and the remaining balance of approximately $nil and $322,000 were not insured, respectively.

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

For the three months ended March 31, 2021 and 2020, total revenues from Yew Pharmaceutical under the above agreement amounted to $3,574,369 and $2,007,393, respectively. At March 31, 2021 and December 31, 2020, the Company had $5,596,013 and $2,982,114 accounts receivable from Yew Pharmaceutical, respectively.

For the three months ended March 31, 2021 and 2020, the total purchase of yew candles and mixed essential oil from Yew Pharmaceutical amounted to approximately $5,667,979 and $nil, respectively.

Transactions with HBP

For the three months ended March 31, 2021 and 2020, HBP paid off operation expense on behalf of HYF in the amount of $nil and $430, respectively. As of March 31, 2021 and December 31, 2020, HYF had due to HBP in the amount of $95,840 and $96,282, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with Chunping Wang

During the three months ended March 31, 2021 and 2020, HDS purchased yew forest assets from Chunping Wang in the amount of $188,315 and $nil, respectively.

Transactions with Weihong Zhang

During the three months ended March 31, 2021 and 2020, HDS purchased yew forest assets from Weihong Zhang in the amount of $43,220 and $nil, respectively. On March 31, 2021 and December 31, 2020, payable to Weihong Zhang for purchase of yew forest assets amounted to $42,665 and $nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Xue Wang

During the three months ended March 31, 2021 and 2020, HDS purchased yew forest assets from Xue Wang in the amount of $202,207 and $nil respectively.

Operating Leases

On March 25, 2005, the Company entered into an Agreement for the Lease of Seedling Land with ZTC (the “ZTC Lease and leased 361 mu of land for a period of 30 years, expiring on March 24, 2035. Annual payments under the ZTC Lease are RMB 162,450 (approximately $24,000).

On January 1, 2010, the Company entered into a lease for office space with Mr. Wang (the “Office Lease”) with the annual payments of RMB15,000 (approximately $2,000). The term of the Office Lease is 15 years and expires on December 31, 2025.

On July 1, 2012, the Company entered into a lease for office space with Zhiguo Wang (the “JSJ Lease”) with the annual rent is RMB10,000 (approximately $1,500) annually. The renewed term of the JSJ Lease expires on June 30, 2021.

On January 1, 2015, HYF entered into a lease agreement with HBP to lease a warehouse and a workshop in exchange for no consideration for the period from January 1, 2015 to December 31, 2020.

The Company leased office space from HDS Development in the A’cheng district in Harbin (the “A’cheng Lease”) on March 20, 2002 with a term of 23 years and expires on March 19, 2025. The annum lease amount is RMB25,000 which is due before December 2025 for the lease period from March 2017 to March 2025.

For the three months ended March 31, 2021 and 2020, the total rent expense related to the lease agreements listed above $8,199 and $7,596, respectively. As of March 31, 2021 and December 31, 2020, the total unpaid rent were $8,104 and $nil, respectively, which was included in (due to related parties) prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The following summarized the Company’s due to related parties as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Zhiguo Wang and Guifang Qi	533,832	555,078
HBP	95,840	96,282
Others	7,141	-
Total	$636,813	$651,360	*

NOTE 10 – SEGMENT INFORMATION

The Company managed and reviewed its business as two operating segments: PRC segment and USA segment. PRC and USA segments retain all of the reported consolidated amounts. The geographical distributions of the Company’s financial information for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
Geographic Areas	2021	2020
Revenue
PRC	8,736,769	2,007,393
USA	545	76,809
Elimination Adjustment	-	(55,020)
Total Revenue	$8,737,314	$2,029,182
Net income (loss)
PRC	$3,038,564	$361,683
USA	(126,598)	(210,271)
Total net income (loss)	$2,911,966	$151,412

The geographical distribution of the Company’s financial information as of March 31, 2021 and December 31, 2020 were as follows:

	As of March 31,	As of December 31,
Geographic Areas	2021	2020

Reportable assets
PRC	$65,003,945	$62,362,889
USA	1,245,153	1,278,250
Elimination adjustment	(4,331,637)	(4,194,477)
Total reportable assets	$61,929,461	$58,446,662

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease

See future minimum lease payments in Note 7.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020, and consolidated financial conditions as of March 31, 2021 and December 31, 2020 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

We operated in two reportable business segments. The business of HDS, JSJ, HYF and YBT in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

For the three months ended March 31, 2021 and 2020, revenues from the PRC segment accounted for approximately 99.99% and 98.93%, respectively, of consolidated revenue; revenues from USA segment accounted for approximately 0.01% and 1.07% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of March 31, 2021, YBP had $10,178 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $10,373, including approximately $9,932 in cash on March 31, 2021. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Unaudited Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of March 31, 2021, HYF had started pilot production with a limited amount of sales. On December 24, 2020, HDS acquired 80% ownership of a new subsidiary, Yew (Guangzhou) Bio-Technology Co., Ltd (“YBT”), to marketing and sell cosmetics. As of March 31, 2021, YBT had not started sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, HYF and YBT, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the three months ended March 31, 2021.

In December 2019, COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include the United States and several European countries. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses. The pandemics could result in increased travel restrictions, market downturns and changes in the behavior of the terminal customers of our products related to pandemic fears. In addition, our certain customers could decrease the demand on our products due to the outbreak of the COVID-19. To date, our business is impact by the outbreak of the coronavirus (COVID-19) in China. The extent to which the coronavirus impacts our results will depend on future developments and reactions in China, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments to attempt to contain the coronavirus. Any decreased collectability of accounts receivable, or reduction of purchase orders could further negatively impact our results of operations.

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

Leases

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended March 31,
	2021	2020
Revenues - third parties	$545	$21,789
Revenues - related parties	8,736,769	2,007,393
Total revenues	8,737,314	2,029,182
Cost of revenues - third parties	13,000	41,366
Cost of revenues - related parties	7,767,341	1,545,561
Total cost of revenues	7,780,341	1,586,927
Gross profit	956,973	442,255
Operating expenses	(2,009,734)	284,867
Income from operations	2,966,707	157,388
Other expenses, net	(54,741)	(5,976)
Income Tax	-	-
Net income	2,911,966	151,412
Other comprehensive income:
Foreign currency translation adjustment	(252,112)	(816,044)
Comprehensive income	$2,659,854	$(664,632)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

For the three months ended March 31, 2021, we had total revenues of $8,737,314, as compared to $2,029,182 for the three months ended March 31, 2020, an increase of $6,708,132 or 330.58%. The increase in total revenue was attributable to the increase in revenues in the TCM raw materials and Extracts.

	Three Months Ended March 31,			Percentage
Total revenue is summarized as follows:	2021	2020	Increase	Change
TCM raw materials	$3,575,519	$2,007,393	$1,568,126	78.12%
Handicrafts	-	-	-	-%
Extracts	5,161,250	-	5,161,250	100.00%
Others	545	21,789	(21,244)	(97.50)%
Total	$8,737,314	$2,029,182	$6,708,132	330.58%

For the three months ended March 31, 2021 compared to March 31, 2020, the increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical. The increase in Extracts was mainly attributable to the increase in demand for pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract.

Cost of Revenues

For the three months ended March 31, 2021, cost of revenues amounted to $7,780,341 as compared to $1,586,927 for the three months ended March 31, 2020, an increase of $6,193,414 or 390.28%. For the three months ended March 31, 2021, cost of revenues accounted for 89.05% of total revenues compared to 78.21% of total revenues for the three months ended March 31, 2020.

Cost of revenues by product categories is as follows:

	Three Months Ended March 31,			Percentage
	2021	2020	Increase	Change
TCM raw materials	$2,750,122	$1,695,884	$1,054,238	68.06%
Handicrafts	-	-	-	-%
Extracts	5,017,219	-	5,017,219	100.00%
Others	13,000	(108,957)	121,957	111.93%
Total	$7,780,341	$1,586,927	$6,193,414	390.28%

The increase in our cost of revenues for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was in line with the increase in revenue.

Gross Profit

For the three months ended March 31, 2021, gross profit was $956,973 as compared to $442,255 for the three months ended March 31, 2020, representing gross profit margins of 10.95% and 21.79%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended March 31,
	2021	2020	Increase

TCM raw materials	23.08%	15.52%	7.56%
Handicrafts	-%	-%	-%
Extracts	2.79%	-	2.79%
Others	(14,95)%	600.06%	(622.92)%
Total	10.95%	21.79%	(10.84)%

The decrease in our overall gross profit margin for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 were primarily attributable to the Extracts sales during the three months ended March 31, 2021, which had low gross margin yielded during the three months ended March 31, 2021.

Operating Expenses

For the three months ended March 31, 2021, operating expenses amounted to $(2,009,734), as compared to $284,867 for the three months ended March 31, 2020, a decrease of $2,294,601 or 805.50%. The decrease was mainly due to the bad debt recovery of $2,283,507 during three months ended March 31, 2021.

Income from Operations

For the three months ended March 31, 2021, income from operations was $2,966,707, as compared to income from operations of $157,388 for the three months ended March 31, 2020, an increase of $2,809,319, or 1,784.96%. The increase was primarily attributable to the increase in gross profit and bad debt recovery.

Other Expenses

For the three months ended March 31, 2021, total other expenses was $54,741 as compared to total other expenses of $5,976 for the three months ended March 31, 2020. The increase was primarily attributable to the decrease in currency exchange gain.

Net Income

As a result of the factors described above, our net income was $2,911,966 or $0.06 per share (basic and diluted), for the three months ended March 31, 2021, as compared to net income of $151,412 or $0.00 per share (basic and diluted), for the three months ended March 31, 2020.

Foreign Currency Translation Adjustment

For the three months ended March 31, 2021, we reported an unrealized loss on foreign currency translation of $252,112, as compared to a loss of $816,044 for the three months ended March 31, 2020. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying unaudited consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended March 31, 2021, comprehensive income of $2,659,854 was derived from the sum of our net income of $2,911,966 with foreign currency translation loss of $252,112. For the three months ended March 31, 2020, comprehensive loss of $664,632 was derived from the sum of our net income of $151,412 with foreign currency translation loss of $816,044.

Segment Information

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, we operated in two reportable business segments. The business of HDS, JSJ, HYF and YBT in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended March 31, 2021 and 2020 was as follows:

	For the three months March 31, 2021				For the three months March 31, 2020
	Revenues- third parties		Revenues – related party	Total	Revenues- third parties		Revenues – related party	Total
Revenues:
PRC	$		$8,736,769	$8,736,769	$		$2,007,393	$2,007,393

USA		545	-	545		21,789	-	21,789

Total revenues		$545	$8,736,769	$8,737,314		$21,789	$2,007,393	$2,029,182

During the three months ended March 31, 2021 and 2020, the revenue from PRC segment was $8,736,769 and $2,007,393, respectively, increase of $6,729,376 or 335.23% due to the increase demand on Asia market from our related parties.

During the three months ended March 31, 2021 and 2020, the revenue from USA segment was $545 and $21,789, respectively, decrease of $21,244 or 97.50%. The decrease in USA segment was due to the decrease in revenue resulted from pandemic impact.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On March 31, 2021 and December 31, 2020, we had cash balances of $127,330 and $563,792, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital. Our working capital increased by $3,956,140 to $3,420,414 on March 31, 2021, from working capital of $(535,726) on December 31, 2020.

For the three months ended March 31, 2021, net cash flow used in operating activities was $776,330, as compared to net cash flow provided by operating activities of $1,422,047 for the three months ended March 31, 2020, a decrease of $2,198,377. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the three months ended March 31, 2021, net cash flow used in operating activities of $776,330 was primarily attributable to:

●	net income of approximately $2,912,000 adjusted for the add-back of non-cash items, such as bad debt recovery of approximately $2,282,000, amortization of land use rights and yew forest assets of approximately $669,000, and sale of yew forest assets as inventory of approximately 1,987,000; and
●	changes in operating assets and liabilities, such as an increase in accounts receivable-related parties of approximately $3,766,000, and an increase in VAT input credit of approximately 298,000.

For the three months ended March 31, 2020, net cash flow provided by operating activities of $1,422,047 was primarily attributable to:

●	net income of approximately $151,000 adjusted for the add-back of non-cash items, such as inventory write-down of approximately $70,000, amortization of land use rights and yew forest assets of approximately $614,000, and sale of yew forest assets as inventory of approximately 950,000; and
●	changes in operating assets and liabilities, such as an increase in accounts receivable-related parties of approximately $535,000, a decrease in accounts receivable of approximately 128,000, and an increase prepaid expenses and other current assets of $113,000.

Net cash flow provided by investing activities was $137,076 for the three months ended March 31, 2021. During the three months ended March 31, 2021, our prepayment in purchase of yew forest assets to third parties decreased by approximately $1,848,000. We also have made payment in approximately $1,577,000 for purchase of land use right and yew forest assets. Net cash flow used in investing activities was $1,420,553 for the three months ended March 31, 2020. During the three months ended March 31, 2020, we have made prepayment in purchase of yew forest assets of approximately $591,000 to third parties and approximately $400,000 to related parties. We also have made payment in approximately $429,000 for purchase of land use right and yew forest assets.

Net cash flow provided by financing activities was approximately $264,000 for the three months ended March 31, 2021 due to proceeds of approximately $1,544,000 from short-term borrowings and partially offset by repayment of short-term borrowings of approximately $1,256,000. Net cash flow used in financing activities was approximately $284,000 for the three months ended March 31, 2020 due to repayment of short-term borrowings of approximately $1,486,000, and partially offset by proceeds of approximately $1,201,000 from short-term borrowings.

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

The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of March 31, 2021 and December 31, 2020, approximately $53.0 million and $50.3 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation loss of $252,112 and of a loss of $816,044 for the three months ended March 31, 2021 and March 31, 2020, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 17, 2021

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

