Form 10-Q
period 2021-06-30
Yew Bio-Pharm Group, Inc.
filed 2021-08-16
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

As of August 13, 2021, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2021

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$166,931	$563,792
Accounts receivable	2,704,268	217,689
Accounts receivable - related parties, net	17,127,430	9,045,669
Inventories, net	110,265	14,608
Other receivables	143,351	90,989
VAT input credit	267,992	56,637

Total Current Assets	20,520,237	9,989,384

LONG-TERM ASSETS:
Long-term inventories, net	586,584	784,784
Property and equipment, net	528,052	516,921
Land use rights and yew forest assets, net	40,829,373	41,952,483
Long-term advance for yew forest assets	358,042	15,415
Long-term advance for yew forest assets - related parties	125,398	4,854,273
Operating lease right-of-use assets	306,418	333,402

Total Long-term Assets	42,733,867	48,457,278

Total Assets	$63,254,104	$58,446,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable for acquisition of yew forests and others	$1,224,487	$423,881
Accounts payable for acquisition of yew forests and others - related parties	757,623	-
Accrued expenses and other payables	1,417,716	404,494
Due to related parties	747,264	651,360
Short-term borrowings	9,282,642	8,979,899
Operating lease liabilities, current	67,058	65,476

Total Current Liabilities	13,496,790	10,525,110

NONCURRENT LIABILITIES:
Taxes payable	-	973,647
Deferred income, noncurrent	1,184,716	1,172,928
Operating lease liabilities, noncurrent	254,537	292,409
Total Noncurrent Liabilities	1,439,253	2,438,984

Total Liabilities	14,936,043	12,964,094

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock: $0.001 par value; 140,000,000 shares authorized; 51,700,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	51,700	51,700
Additional paid-in capital	9,644,731	9,644,731
Retained earnings	33,788,966	31,415,605
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income	1,079,373	608,244

Total Yew Bio-Pharm Group, Inc Shareholders’ Equity	48,327,058	45,482,568

Noncontrolling interest	(8,997)	-

Total Equity	48,318,061	45,482,568

Total Liabilities and Shareholders’ Equity	$63,254,104	$58,446,662

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months ended June 30		For the Six Months ended June 30
	2021	2020	2021	2020
REVENUES:
Revenues	$6,804,717	$159,709	$6,805,262	$181,498
Revenues - related parties	8,038,852	9,402,448	16,775,621	11,409,841

Total Revenues	14,843,569	9,562,157	23,580,883	11,591,339

COST OF REVENUES:
Cost of revenues	6,932,631	341,204	6,945,631	382,570
Cost of revenues - related parties	8,138,966	7,935,570	15,906,307	9,481,131

Total Cost of Revenues	15,071,597	8,276,774	22,851,938	9,863,701

GROSS (LOSS) PROFIT	(228,028)	1,285,383	728,945	1,727,638

OPERATING EXPENSES:
Selling, general and administrative	208,285	235,417	482,058	516,944
Bad debt (recovery) expense	(5,672)	193,466	(2,289,179)	196,806

Total Operating Expenses	202,613	428,883	(1,807,121)	713,750
		-
(LOSS) INCOME FROM OPERATIONS	(430,641)	856,500	2,536,066	1,013,888

OTHER INCOME (EXPENSES):
Interest expense	(135,637)	(123,617)	(263,464)	(235,594)
Other income	136,232	(73)	181,604	13,417
Exchange gains	(115,692)	4,757	(87,978)	97,268

Total Other Expenses	(115,097)	(118,933)	(169,838)	(124,909)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(545,738)	737,567	2,366,228	888,979
PROVISION FOR INCOME TAXES	(1,859)	-	(1,859)	-
NET (LOSS) INCOME	$(547,597)	$737,567	$2,364,369	$888,979
Less: Net (loss) attributable to noncontrolling interest	(2,820)	-	(8,992)	-
NET (LOSS) INCOME ATTRIBUTABLE TO YEW BIO-PHARM GROUP, INC	(544,777)	737,567	2,373,361	888,979

COMPREHENSIVE INCOME (LOSS):
NET (LOSS) INCOME	$(547,597)	$737,567	$2,364,369	$888,979
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	723,236	102,289	471,124	(713,755)

COMPREHENSIVE INCOME (LOSS)	$175,639	$839,856	$2,835,493	$175,224
Less: comprehensive (loss) attributable to non-controlling interest	(401)	-	(5)	-
COMPREHENSIVE INCOME ATTRIBUTABLE TO YEW BIO-PHARM GROUP, INC	178,058	839,856	2,844,480	175,224

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.01)	$0.01	$0.05	$0.02
Diluted	$(0.01)	$0.01	$0.05	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	51,700,000	51,700,000	51,700,000	51,700,000
Diluted	51,700,000	51,700,000	51,700,000	51,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,364,369	$888,979
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(2,289,179)	196,806
Depreciation expense	32,104	14,820
Loss on disposal of property and equipment	18,072	-
Inventory reserve	(97,741)	369,757
Amortization of land use rights and yew forest assets	1,384,847	1,273,541
Sale of yew forest assets as inventory	7,754,557	4,330,465
Changes in operating assets and liabilities:
Accounts receivable	(2,483,797)	3,429,536
Accounts receivable - related parties	(5,700,808)	(4,341,860)
Other current assets	(61,132)	(158,911)
Inventories	208,439	827,706
VAT input credit	(210,763)	(409,926)
Accounts payable	52,090	(42,751)
Accounts payable - related parties	-	(188,284)
Accrued expenses and other payables	36,833	138,844
Advance from customer	-	359,687
Advance from customer- related parties	-	110,910
Due to related parties	28,280	(2,573)
Long-term deferred income	-	240,976

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,036,171	7,037,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made for purchase of yew forest assets	(342,435)	(603,355)
Purchase of property and equipment	(58,372)	(39,349)
Purchase of yew forest assets	(1,313,702)	(5,427,104)

NET CASH USED IN INVESTING ACTIVITIES	(1,714,509)	(6,069,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,653,727	5,299,883
Repayments of short-term borrowings	(5,378,538)	(5,229,963)
Proceeds from related parties	66,642	1,040

NET CASH PROVIDED BY FINANCING ACTIVITIES	341,831	70,960

EFFECT OF EXCHANGE RATE ON CASH	(60,354)	(112,659)

NET (DECREASE) INCREASE IN CASH	(396,861)	926,215

CASH - Beginning of the year	563,792	742,294

CASH - End of the year	$166,931	$1,668,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$254,559	$235,594
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$-	$853
Payable for acquisition of yew forests- related party	$-	$171,814

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2019	51,700,000	$51,700	$9,819,828	$29,950,723	$3,762,288	$(2,190,844)	$41,393,695
Net income		-	-	888,979	-	-	888,979

Purchase of yew forest assets from entity under common control with price over carrying amount	-	-	(171,814)	-	-	-	(171,814)

Foreign currency translation adjustment	-	-	-	-	-	(713,755)	(713,755)

Balance, June 30, 2020	51,700,000	$51,700	$9,648,014	$30,839,702	$3,762,288	$(2,904,599)	$41,397,105

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total	Non
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income	Shareholders’ Equity	controlling interest	Total Equity

Balance, December 31, 2020	51,700,000	$51,700	$9,644,731	$31,415,605	3,762,288	$608,244	$45,482,568	-	45,482,568
Net income (loss)	-	-	-	2,373,361	-	-	2,373,361	(8,992)	2,364,369

Foreign currency translation adjustment	-	-	-	-	-	471,129	471,129	(5)	471,124

Balance, June 30, 2021	51,700,000	$51,700	$9,644,731	$33,788,966	3,762,288	$1,079,373	$48,327,058	(8,997)	48,318,061

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2021, and the results of operations and cash flows for the six-month period ended June 30, 2021 and 2020, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership		Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%		Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	HongKong November 29, 2010	HK$10,000	100%		Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements		Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100	%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100	%(2)	Sales of yew oil candles and yew oil soaps
Harbin Jingchibai Bio-Technology Development Co., Limited (“JCB”)	PRC March 18, 2020	RMB1,000,000	51	%(3)	Sales of yew oil candles and yew oil soaps, no active operation since its incorporation
Yew (Guangzhou) Bio-Technology Co., Ltd (“YBT”)	PRC December 24, 2020	RMB10,000,000	80%		Cosmetic marketing and sales

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

(3)	JCB was cancelled of its registration on December 3, 2020

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At June 30, 2021 and December 31, 2020, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	June 30, 2021	December 31, 2020
Assets
Cash	$150,920	$549,771
Accounts receivable	2,741,500	250,000
Accounts receivable - related parties, net	17,127,430	9,045,669
Other current assets	1,350,565	5,418,495
Property and equipment, net	497,604	483,139
Long-term investment in an affiliate	4,369,557	4,172,550
Land use rights and yew forest assets, net	40,829,372	41,952,483
Operating lease right of use assets	231,785	236,833
Total assets of VIE and its subsidiary	$67,298,733	$62,108,940

Liabilities
Accounts payable for acquisition of yew forests and others	$1,137,544	$389,028
Accounts payable for acquisition of yew forests and others - related parties	757,623	-
Other current liabilities	328,725	272,297
Short-term borrowings	9,264,642	8,899,979
Operating lease liability, current and noncurrent	245,183	259,686
Deferred income, noncurrent	1,184,716	1,172,928
Due to related parties and VIE holding companies	125,950	97,461
Total liabilities of VIE and its subsidiary	$13,044,383	$11,091,379

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

NOTE 4 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the six months ended June 30, 2021 and 2020:

	Six Months ended June 30,
	2021	2020
U.S. federal income tax rate	21.0%	21.0%
Tax rate difference	4.7%	6.9%
Loss not subject income tax	3.6%	-
PRC tax exemption and reduction	(29.3)%	(27.9)%
GILTI	-%	-%
Others	-%	-%
Effective tax rate	-%	-%

In Accordance with the U.S. Tax Cuts and Jobs Act (the “Tax Act”), the Company recognized a one-time transition tax of $1,431,835 during 2018 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of June 30, 2021, and December 31, 2020, the Company had current income tax payable of $1,088,257 and $115,327, and noncurrent income tax payable of $nil and $973,647, respectively.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months ended June 30, 2021 and 2020, the GILTI tax expense was $nil, and the Company had no GILTI tax payable outstanding as of June 30, 2021, and December 31, 2020.

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

NOTE 5 - SHORT-TERM BORROWINGS

Loans from China Everbright Bank

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide a line of credit of $2,800,000 (approximately RMB20 million) to the Company for the period of three years. On February 25, 2020, the Company entered into another credit agreement with CEB, pursuant to which CEB provides another line of credit of RMB20 million (approximately $2,820,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 5.65% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided personal guarantees to the loans. HDS paid two $1,400,000 back in March and April 2020, totaling $2,800,000 under the initial line of credit, resulted the initial line of credit was paid off in its entirety. As of June 30, 2021 and December 31, 2020, the Company held approximately $3.1 (RMB 19.9 million) million and $2.8 million loans from CEB, respectively.

Loans from Bank of Yingkou

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), through which HDS obtained a bank loan in the amount of RMB15 million (approximately $2,153,000), payable on July 25, 2020. The loan carried an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB15 million (approximately $2,200,000) bank loan with Yingkou Bank on July 24, 2020 with the expiration date on July 23, 2021. As of June 30, 2021 and December 31, 2020, approximately $2.3 million (RMB 15 million) were outstanding under the loan agreement.

On August 20, 2019, HDS entered into another loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5 million (approximately $718,000), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB5 million (approximately $735,000) for another year with maturity date on July 23, 2021. As of June 30, 2021 and December 31, 2020, approximately $0.8 million (RMB5 million) and $0.8 million (RMB5 million) were outstanding under the loan agreement, respectively.

Loan from Postal Saving Bank of China

On May 13, 2019, HDS entered into a credit agreement with Postal Saving Bank of China who agreed to provide a line of credit of RMB20 million (approximately $2,830,000) to the Company for the period of ten years. These loans have interest rate of 5.22% per annum payable monthly. Zhiguo Wang and his wife Madame Qi, pledged buildings and land use rights they owned with Postal Saving Bank of China to secure the loans. In addition, Zhiguo Wang and his wife Madame Qi, Yicheng Wang and Lei Zhang provided personal guarantees to the loans. As of June 30, 2021 and December 31, 2020, approximately $3.1 million (RMB 20 million) was outstanding under the line of credit.

SBA loans

On May 1, 2020, the Company got a Promissory Note (the “Note”) of $70,920 from Paycheck Protection Program (the “PPP Loan”) through Bank of America (the “Lender”) under the CARES Act excused by government due to the COVID-19 crisis. The interest rate on this Note is a fixed rate of 1.00% per annum. The loan will be due in one payment of all outstanding principal plus all accrued unpaid interest in two years after the date of this Note (“Maturity Date”). According to the program terms, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities. Loan payments will also be deferred for six months. No collateral or personal guarantees are required. $70,920 PPP Loan was received and outstanding as of December 31, 2020 and $61,920 in principal was forgiven on December 15, 2020 by Small Business Administration which, which was recognized as other income for the six months ended June 30, 2021.

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

During the three months ended June 30, 2021 and 2020, interest expense was $135,637 and $123,617, respectively. During the six months ended June 30, 2021 and 2020, interest expense was $263,464 and $235,594, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock option activities for the six months ended June 30, 2021 was summarized in the following table.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Balance as of December 31, 2020	7,738,737	0.22	1.00
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	7,738,737	0.22	0.50
Option exercisable at June 30, 2021	7,738,737	0.22	0.50

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $nil, based upon the Company’s closing stock price of $0.19 as of June 30, 2021. Stock option expense recognized during the three and six months ended June 30, 2021 and 2020 was $nil.

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

The components of lease expense consist of the following:

	Classification	Six Months ended June 30, 2021	Six Months ended June 30, 2020
Operating lease cost	Selling, general and administrative expense	$40,113	$38,686
Net lease cost		$40,113	$38,686

Balance sheet information related to leases consists of the following:

	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$306,418	$333,402
Total leased assets		$306,418	$333,402
Liabilities
Current
Operating	Current maturities of operating lease liabilities	$67,058	$65,476

Non-current
Operating	Operating lease liabilities	254,537	292,409
Total lease liabilities		$321,595	$357,885

Weighted average remaining lease term
Operating leases		10.5 years	10.9 years

Weighted average discount rate
Operating leases		6.44%	6.44%

Cash flow information related to leases consists of the following:

	Six Months ended June 30, 2021	Six Months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,195	$52,674

The minimum future lease payments as of June 30, 2021 are as follows:

Years Ending December 31,	Operating Leases
The remaining of 2021	$30,866
2022	82,293
2023	35,561
2024	31,299
2025	28,078
After 2025	226,033
Total lease payments	434,130
Less: Interest	(112,535)
Present value of lease liabilities	$321,595

NOTE 8 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the six months ended June 30, 2021 and 2020, major customers whose sales and accounts receivable accounted for 10% or more of the Company’s total revenue and accounts receivable, respectively, were as follows:

	For the Six Months ended June 30,
Customers	2021	2020
A (Yew Pharmaceutical, a related party)	42%	61%
C (DMSU, a related party)	-%	22%
D (LIFEFORFUN LIMITED, a related party)	29%	15%
E (BR METALS PTE, LTD )	29%	-%

	Accounts receivable as of
Customers	June 30, 2021	December 31, 2020
A (Yew Pharmaceutical, a related party)	40%	* %
B (HongKong YIDA Commerce Co., Limited, a related party)	-%	91%
D (LIFEFORFUN LIMITED, a related party)	46%	-%
E (BR METALS PTE, LTD )	13%	-%

*	Less than 10%

Suppliers

For the six months ended June 30, 2021 and 2020, major suppliers accounting for 10% or more of the Company’s total purchase and major suppliers whose accounts payable accounted for 10% or more of the Company’s total accounts payable were as follows:

	For the Six Months Ended June 30,
Suppliers	2021	2020
A (Yew Pharmaceutical, a related party)	68%	36%
F (Heilongjiang Zishan Technology Co., Ltd., a related party)	-	11%

	Accounts payable as of
Suppliers	June 30, 2021	December 31, 2020
G (Heilongjiang Weishahe Agriculture Technology Co., Ltd)	16%	68%
H (Xingcai Shi)	39%	18%
I (Cai Wang, a related party)	13%	-%
J (Xue Wang, a related party)	22%	-%

At June 30, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	June 30, 2021	December 31, 2020
Country
United States	$6,896	$3,071
China	160,035	560,721
Total Cash	$166,931	$563,792

In China, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2021 and December 31, 2020, approximately $164,000 and $242,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $3,300 and $322,000 was not insured, respectively.

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

Transactions with Yew Pharmaceutical

On January 9, 2010, the Company entered into a Cooperation and Development Agreement (the “Development Agreement”) with Yew Pharmaceutical. Pursuant to the Development Agreement, for a period of ten years expiring on January 9, 2020, the Company shall supply cultivated yew raw materials to Yew Pharmaceutical that will be used by Yew Pharmaceutical to make traditional Chinese medicines and other pharmaceutical products, at price of RMB 1,000,000 (approximately $146,000) per metric ton. In addition, the Company entered into a series of wood ear mushroom selling agreements with Yew Pharmaceuticals, pursuant to which the Company sells wood ear mushroom collected from local peasants to Yew Pharmaceuticals for manufacturing of wood ear mushroom products. Furthermore, the Company entered into a series of yew candles, yew essential oil soaps, complex taxus cuspidate extract, composite northeast yew extract and pine needle extracts purchase agreements with Yew Pharmaceuticals, pursuant to which the Company purchases yew candles and pine needle extracts as finished goods and then sells to third party and related party. The Company has not renewed the Development Agreement with Yew Pharmaceutical yet and each single transactions governs by individual agreement after negotiation.

For the three months ended June 30, 2021 and 2020, total revenues from Yew Pharmaceutical amounted to $6,362,369 and $5,076,245, respectively. For the six months ended June 30, 2021 and 2020, total revenues from Yew Pharmaceutical under the above agreement amounted to $9,937,224 and $7,083,638, respectively. At June 30, 2021 and December 31, 2020, the Company had $8,026,610 and $2,982,114 accounts receivable from Yew Pharmaceutical, respectively.

For the three months ended June 30, 2021 and 2020, total purchase of yew candles and mixed essential oil from Yew Pharmaceutical amounted to $9,470,465 and $3,490,294, respectively. For the six months ended June 30, 2021 and 2020, the total purchase of yew candles and mixed essential oil from Yew Pharmaceutical amounted to approximately $15,138,444 and $3,490,294, respectively.

Transactions with HBP

As of June 30, 2021 and December 31, 2020, HYF had due to HBP in the amount of $97,250 and $96,282, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with Lifeforfun Limited

For the six months ended June 30, 2021 and 2020, total revenues from Lifeforfun Limited amounted to $1,692,000 and $1,728,000, respectively. For the six months ended June 30, 2021 and 2020, total revenues from Lifeforfun Limited amounted to $6,854,400 and $1,728,000. At June 30, 2021 and December 31, 2020, the Company had $9,100,820 and $6,036,080 accounts receivable, respectively.

Transactions with Chunping Wang

During the six months ended June 30, 2021 and 2020, HDS purchased yew forest assets from Chunping Wang in the amount of $944,607 and $453,518, respectively. At June 30, 2021 and December 31, 2020, payable to Chunping Wang for purchase of yew forest assets amounted to $52,570 and $nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Weihong Zhang

During the six months ended June 30, 2021 and 2020, HDS purchased yew forest assets from Weihong Zhang in the amount of $24,736 and $28,434, respectively. At June 30, 2021 and December 31, 2020, payable to Weihong Zhang for purchase of yew forest assets amounted to $24,739 and $nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Xue Wang

During the six months ended June 30, 2021 and 2020, HDS purchased yew forest assets from Xue Wang in the amount of $1,068,287 and $351,157, respectively. At June 30, 2021 and December 31, 2020, payable to Xue Wang for purchase of yew forest assets amounted to $432,927 and $nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Cai Wang

During the six months ended June 30, 2021 and 2020, HDS purchased yew forest assets from Cai Wang in the amount of $401,960 and $383,855, respectively. At June 30, 2021 and December 31, 2020, payable to Cai Wang for purchase of yew forest assets amounted to $247,387 and $nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Jimin Lu

During the six months ended June 30, 2021 and 2020, HDS purchased yew forest assets from Jimin Lu in the amount of $541,100 and $nil, respectively.

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

For the six months ended June 30, 2021 and 2020, rent expense related to the lease agreements listed above were $16,423 and $15,102, respectively. As of June 30, 2021 and December 31, 2020, the unpaid rent were $16,425 and $nil, respectively, which was included in (due to related parties) prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The following summarized the Company’s due to related parties as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Zhiguo Wang and Guifang Qi	635,523	555,078
HBP	97,250	96,282
Others	14,491	-
Total	$747,264	$651,360

NOTE 10 – SEGMENT INFORMATION

The Company managed and reviewed its business as two operating segments: PRC segment and USA segment. PRC and USA segments retain all of the reported consolidated amounts. The geographical distributions of the Company’s financial information for the three months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Areas	2021	2020	2021	2020
Revenue
PRC	14,830,938	9,562,103	$23,567,707	$11,569,496
USA	24,384	54	24,929	76,863
Elimination Adjustment	(11,753)	-	(11,753)	(55,020)
Total Revenue	$14,843,569	$9,562,157	$23,580,883	11,591,339
Net income (loss)
PRC	$(317,517)	$1,175,153	$2,721,047	$1,536,836
USA	(230,080)	(437,586)	(356,678)	(647,857)
Total net income (loss)	$(547,597)	$737,567	$2,364,369	$888,979

The geographical distribution of the Company’s financial information as of June 30, 2021 and December 31, 2020 were as follows:

	As of June 30,	As of December 31,
Geographic Areas	2021	2020

Reportable assets
PRC	$66,543,239	$61,362,889
USA	1,094,743	1,278,250
Elimination adjustment	(4,383,878)	(4,194,477)
Total reportable assets	$63,254,104	$58,446,662

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the six months ended June 30, 2021 and 2020, and consolidated financial conditions as of June 30, 2021 and December 31, 2020 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three months ended June 30, 2021 and 2020, revenues from the PRC segment accounted for approximately 99.91% and 99.999%, respectively, of consolidated revenue; revenues from USA segment accounted for approximately 0.09% and 0.001% of consolidated revenue.

For the six months ended June 30, 2021 and 2020, revenues from the PRC segment accounted for approximately 99.94% and 99.81%, respectively, of consolidated revenue; revenues from USA segment accounted for approximately 0.06% and 0.19% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of June 30, 2021, YBP had $5,414 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $9,115, including approximately $9,115 in cash on June 30, 2021. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Unaudited Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of June 30, 2021, HYF had started pilot production with a limited amount of sales. On December 24, 2020, HDS acquired 80% ownership of a new subsidiary, Yew (Guangzhou) Bio-Technology Co., Ltd (“YBT”), to marketing and sell cosmetics. As of June 30, 2021, YBT had not started sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, HYF and YBT, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the six months ended June 30, 2021.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the six months ended June 30, 2021. The Company recognized operating lease liabilities of $350,000 upon adoption, with corresponding ROU assets on its balance sheet.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues - third parties	$6,804,717	$159,709	$6,805,262	$181,498
Revenues - related parties	8,038,852	9,402,448	16,775,621	11,409,841
Total revenues	14,843,569	9,562,157	23,580,883	11,591,339
Cost of revenues - third parties	6,932,631	341,204	6,945,631	382,570
Cost of revenues - related parties	8,138,966	7,935,570	15,906,307	9,481,131
Total cost of revenues	15,071,597	8,276,774	22,851,938	9,863,701
Gross profit	(228,028)	1,285,383	728,945	1,727,638
Operating expenses	202,613	428,883	(1,807,121)	713,750
Income from operations	(430,641)	856,500	2,536,066	1,013,888
Other expenses, net	(115,097)	(118,933)	(169,838)	(124,909)
Income taxes	(1,859)	-	(1,859)	-
Net income	(547,597)	737,567	2,364,369	888,979
Other comprehensive income (loss):
Foreign currency translation adjustment	723,236	102,289	471,124	(713,755)
Comprehensive income (loss)	$175,639	$839,856	$2,835,493	$175,224

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Revenues

For the three months ended June 30, 2021, we had total revenues of $14,843,569, as compared to $9,562,157 for the three months ended June 30, 2020, an increase of $5,281,412 or 55.23%. The increase in total revenue was attributable to the increase in revenues of extracts and TCM raw materials.

For the six months ended June 30, 2021, we had total revenues of $23,580,883, as compared to $11,591,339, for the six months ended June 30, 2020, an increase of $11,989,544 or 103.44%. The increase in total revenue was attributable to the increase in revenues of extracts and TCM raw materials.

Total revenue is summarized as follows:

	Three Months Ended June 30,		Increase	Percentage
	2021	2020	(Decrease)	Change
TCM raw materials	$6,361,705	$5,076,245	$1,285,460	25.32%
Handicrafts	-	-	-	-%
Extracts	8,417,209	4,326,203	4,091,006	94.56
Others	64,655	159,709	(95,054)	(59.52)%
Total	$14,843,569	$9,562,157	$5,281,412	55.23%

	Six Months Ended June 30,		Increase	Percentage
	2021	2020	(Decrease)	Change
TCM raw materials	$9,937,224	$7,083,638	$2,853,586	40.28%
Handicrafts	-	-	-	-%
Extracts	13,578,459	4,326,203	9,252,256	213.87
Others	65,200	181,498	(116,298)	(64.08)%
Total	$23,580,883	$11,591,339	$11,989,544	103.44%

For the three and six months ended June 30, 2021 compared to June 30, 2020, the increase in extracts was mainly attributable to the increase in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract. The increase in revenue of TCM raw material was mainly attributable to the increase in demand from our related party, Yew Pharmaceutical.

Cost of Revenues

For the three months ended June 30, 2021, cost of revenues amounted to $15,071,597 as compared to $8,276,774 for the three months ended June 30, 2020, an increase of $6,794,823 or 82.10%. For the three months ended June 30, 2021, cost of revenues accounted for 101.54% of total revenues compared to 86.56% of total revenues for the three months ended June 30, 2020.

For the six months ended June 30, 2021, cost of revenues amounted to $22,851,938 as compared to $9,863,701 for the six months ended June 30, 2020, an increase of $12,988,237 or 131.68%. For the six months ended June 30, 2021, cost of revenues accounted for 96.91% of total revenues compared to 85.10% of total revenues for the six months ended June 30, 2020.

Cost of revenues by product categories is as follows:

	Three Months Ended June 30,		Increase	Percentage
	2021	2020	(Decrease)	Change
TCM raw materials	$6,457,758	$3,873,423	$2,584,335	66.72%
Handicrafts	-	-	-	-%
Extracts	8,380,945	3,849,876	4,531,069	117.69
Others	232,894	553,475	(320,581)	(57.92)%
Total	$15,071,597	$8,276,774	$6,794,823	82.10%

	Six Months Ended June 30,		Increase	Percentage
	2021	2020	(Decrease)	Change
TCM raw materials	$9,207,880	$5,569,307	$3,638,573	65.33%
Handicrafts	-	-	-	-%
Extracts	13,398,164	3,849,876	9,548,288	248.02
Others	245,894	444,518	(198,624)	(44.68)%
Total	$22,851,938	$9,863,701	$12,988,237	131.68%

The increase in our cost of revenues for the three and six months ended June 30, 2021 as compared to the three months and six months ended June 30, 2020 was in line with the increase in revenue.

Gross Profit

For the three months ended June 30, 2021, gross profit was $(228,028) as compared to $1,285,383 for the three months ended June 30, 2020, representing gross profit margins of (1.54)% and 13.44%, respectively. For the six months ended June 30, 2021, gross profit was $728,945 as compared to $1,727,638 for the six months ended June 30, 2020, representing gross profit margins of 3.09% and 14.90%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	(Decrease) Increase	2021	2020	(Decrease) Increase
TCM raw materials	(1.51)%	23.70%	(25.21)%	7.34%	21.38%	(14.04)%
Handicrafts	-%	-%	-%	-%	-%	-%
Extracts	0.43%	11.01%	(10.58)%	1.33%	11.01%	(9.68)%
Others	(260.21)%	(246.55)%	(13.66)%	(277.14)%	(114.92)%	(132.22)%
Total	(1.54)%	13.44%	(14.98)%	3.09%	14.90%	(11.81)%

The decrease in our overall gross profit margin for the three and six month ended June 30, 2021 as compared to the three and six months ended June 30, 2020 were primarily attributable to the lower gross margin yields of TCM raw materials and extracts.

Operating Expenses

For the three months ended June 30, 2021, operating expenses amounted to $202,613, as compared to $428,883 for the three months ended June 30, 2020, a decrease of $226,270 or 52.76%. The decrease was mainly due to no bad debt expense occurred during the three months ended June 30, 2021, compares with $193,466 bad debt expense occurred during the three months ended June 30, 2020.

For the six months ended June 30, 2021, operating expenses amounted to $(1,807,121) as compared to $713,750 for the six months ended June 30, 2020, a decrease of $2,520,871 or 353.19%. The decrease was mainly due to the bad debt recovery occurred during the six months ended June 30, 2021, compares with $196,806 bad debt expense occurred during the six months ended June 30, 2020.

Income from Operations

For the three months ended June 30, 2021, income from operations was $(430,641), as compared to income from operations of $856,500 for the three months ended June 30, 2020, a decrease of $1,287,141, or 150.28%. The decrease was primarily attributable to the decrease in gross profit from TCM raw materials and extracts after offset by the decrease of bad debt expenses.

For the six months ended June 30, 2021, income from operations was $2,536,066, as compared to income from operations of $1,013,888 for the six months ended June 30, 2020, an increase of $1,522,178, or 150.13%. The increase was primarily attributable to $2.2 million recovery of bad debt expenses after offset by the decrease in gross profit from TCM raw materials and extracts.

Other Expenses

For the three months ended June 30, 2021, total other expense was $115,097 as compared to total other expense of $118,933 for the three months ended June 30, 2020. The decrease was primarily attributable to the increase of other income, partially offset by the increase of exchange loss.

For the six months ended June 30, 2021, total other expense was $169,838 as compared to total other expense of $124,909 for the six months ended June 30, 2020. The decrease was primarily attributable to the increase of other income, partially offset by the increase of exchange loss.

Net Income

As a result of the factors described above, our net loss was $(547,597) or $(0.01) (basic and diluted), for the three months ended June 30, 2021, as compared to net income of $737,567 or $0.01 (basic and diluted), for the three months ended June 30, 2020. As a result of the factors described above, our net income was $2,364,369 or $0.05 (basic and diluted), for the six months ended June 30, 2021, as compared to net income of $888,979 or $0.02 (basic and diluted), for the six months ended June 30, 2020.

Foreign Currency Translation Adjustment

For the three months ended June 30, 2021, we reported an unrealized gain on foreign currency translation of $723,236, as compared to an unrealized gain of $102,289 for the three months ended June 30, 2020. For the six months ended June 30, 2021, we reported an unrealized gain on foreign currency translation of $471,124, as compared to an unrealized loss of $713,755 for the six months ended June 30, 2020. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended June 30, 2021, comprehensive income of $175,639 was derived from the sum of our net income of $(547,597) with foreign currency translation gain of $723,236. For the three months ended June 30, 2021, comprehensive income of $839,856 was derived from the sum of our net income of $737,567 with foreign currency translation gain of $102,289.

For the six months ended June 30, 2021, comprehensive income of $2,835,493 was derived from the sum of our net income of $2,364,369 with foreign currency translation gain of $471,124. For the six months ended June 30, 2020, comprehensive income of $175,224 was derived from the sum of our net income of $888,979 with foreign currency translation loss of $713,755.

Segment Information

For the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, we operated in two reportable business segments. The business of HDS, JSJ, HYF and YBT in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended June 30, 2021 and 2020 was as follows:

	For the three months June 30, 2021			For the three months June 30, 2020
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$6,792,086	$8,038,852	$14,830,938	$159,655	$9,402,448	$9,562,103

USA	12,631	-	12,631	54	-	54

Total revenues	$6,804,717	$8,038,852	$14,843,569	$159,709	$9,402,448	$9,562,157

Information with respect to these reportable business segments for the six months ended June 30, 2021 and 2020 was as follows:

	For the six months June 30, 2021			For the six months June 30, 2020
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$6,792,086	$16,775,621	$23,567,707	$159,655	$11,409,841	$11,569,496

USA	13,176	-	13,176	21,843	-	21,843

Total revenues	$6,805,262	$16,775,621	$23,580,883	$181,498	$11,409,841	$11,591,339

During the three months ended June 30, 2021 and 2020, the revenue from PRC segment was $14,830,938 and $9,562,103, respectively, increase of $5,268,835 or 55.10% due to the increase demand on Asia market. The increase in PRC segment was mainly due to the increase in revenue from third parties in the amount of $6,632,431, offset by the decrease in revenue from related parties in the amount of 1,363,596.

During the three months ended June 30, 2021 and 2020, the revenue from USA segment was $12,631 and $54, respectively, increase of $12,577 or 23,290.74%. The increase in USA segment was due to the increase in revenue from third parties in the amount of $12,577 attributable to our China customers’ increased oversea demand.

During the six months ended June 30, 2021 and 2020, the revenue from PRC segment was $23,567,707 and $11,569,496, respectively, increase of $11,998,211 or 103.71% due to the increase demand on Asia market. The increase in PRC segment was mainly due to the increase in revenue from third parties in the amount of $6,632,431, and the increase in revenue from related parties in the amount of 5,365,780.

During the six months ended June 30, 2021 and 2020, the revenue from USA segment was $13,176 and $21,843, respectively, decrease of $8,667 or 39.68%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $8,667 attributable to our China customers’ decreased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On June 30, 2021 and December 31, 2020, we had cash balances of $166,931 and $563,792, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital. Our working capital increased by $7,559,173 to $7,023,447 on June 30, 2021, from working capital of $(535,726) on December 31, 2020.

For the six months ended June 30, 2021, net cash flow provided by operating activities was $1,036,171, as compared to net cash flow provided by operating activities of $7,037,722 for the six months ended June 30, 2020, a decrease of $6,001,551. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the six months ended June 30, 2021, net cash flow provided by operating activities of $1,036,171 was primarily attributable to:

●	net income of approximately $2,364,000 adjusted for the add-back of non-cash items, such as bad debt recovery of approximately $2,300,000, amortization of land use rights and yew forest assets of approximately $1,400,000, and sale of yew forest assets as inventory of approximately 7,800,000; and
●	changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $2,500,000, and an increase in accounts receivable-related parties of approximately $5,700,000.

For the six months ended June 30, 2020, net cash flow provided by operating activities of $7,037,722 was primarily attributable to:

●	net income of approximately $890,000 adjusted for the add-back of non-cash items, such as inventory additional reserves of approximately $370,000, sale of yew forest assets as inventory of approximately 4,300,000, amortization of land use rights and yew forest assets of approximately $1,300,000 and bad debt expense of approximately $200,000; and
●	Changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $3,400,000, an increase in accounts receivable-related parties of approximately $4,400,000, and a decrease in inventories of approximately $830,000.

Net cash flow used in investing activities was $1,714,509 for the six months ended June 30, 2021. During the six months ended June 30, 2021, our prepayment in purchase of yew forest assets decreased by approximately $340,000. We also have purchased approximately $1,300,000 yew forest assets. Net cash flow used in investing activities was approximately $6,000,000 for the six months ended June 30, 2020. During the six months ended June 30, 2020, we have made payment in approximately $5,00,000 for purchase of yew forest assets, and made prepayment in approximately $600,000 for purchase of yew forest assets.

Net cash flow provided by financing activities was approximately $340,000 for the six months ended June 30, 2021 due to proceeds of approximately $5,700,000 from short-term borrowings and partially offset by repayment of short-term borrowings of approximately $5,400,000. Net cash flow provided by financing activities was approximately $71,000 for the six months ended June 30, 2020 and consisted of proceeds of $5,300,000 from banks, and offset by repayments of approximately $5,200,000.

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

The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of June 30, 2021 and December 31, 2020, approximately $53.5 million and $50.3 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders..

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $471,129 and a loss of $713,755 for the six months ended June 30, 2021 and 2020, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

Date: August 16, 2021	YEW BIO-PHARM GROUP, INC.

	By:	/s/ GUIFANG QI
Guifang Qi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

