Form 10-Q
period 2021-09-30
Yew Bio-Pharm Group, Inc.
filed 2021-11-15
CIK 1548240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

As of November 12, 2021, there were 51,700,000 shares, $0.001 par value per share, of the registrant’s common stock outstanding.

YEW BIO-PHARM GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$28,453	$563,792
Accounts receivable	2,704,268	217,689
Accounts receivable - related parties, net	10,893,076	9,045,669
Inventories, net	123,043	14,608
Other receivables	131,245	90,989
VAT input credit	53,556	56,637

Total Current Assets	13,933,641	9,989,384

LONG-TERM ASSETS:
Long-term inventories, net	642,212	784,784
Property and equipment, net	534,205	516,921
Land use rights and yew forest assets, net	45,736,790	41,952,483
Long-term advance for yew forest assets	131,555	15,415
Long-term advance for yew forest assets - related parties	125,834	4,854,273
Operating lease right-of-use assets	292,605	333,402

Total Long-term Assets	47,463,201	48,457,278

Total Assets	$61,396,842	$58,446,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$791,404	$423,881
Accounts payable - related parties	325,824	-
Tax payable	1,088,287	115,327
Due to related parties	794,471	651,360
Short-term borrowings	9,012,290	8,979,899
Other current liabilities	531,784	354,643

Total Current Liabilities	12,544,060	10,525,110

NONCURRENT LIABILITIES:
Taxes payable	-	973,647
Deferred income, noncurrent	1,812,341	1,172,928
Operating lease liabilities, noncurrent	242,341	292,409
Total Noncurrent Liabilities	2,054,682	2,438,984

Total Liabilities	14,598,742	12,964,094

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common Stock: $0.001 par value; 140,000,000 shares authorized; 51,700,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	51,700	51,700
Additional paid-in capital	9,644,731	9,644,731
Retained earnings	32,238,518	31,415,605
Statutory reserves	3,762,288	3,762,288
Accumulated other comprehensive income	1,118,429	608,244

Total Yew Bio-Pharm Group, Inc Shareholders’ Equity	46,815,666	45,482,568

Noncontrolling interest	(17,566)	-

Total Equity	46,798,100	45,482,568

Total Liabilities and Shareholders’ Equity	$61,396,842	$58,446,662

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months ended September 30		For the Nine Months ended September 30
	2021	2020	2021	2020
REVENUES:
Revenues	$-	$498,346	$6,804,702	$679,844
Revenues - related parties	110,106	9,856,869	16,886,287	21,266,710

Total Revenues	110,106	10,355,215	23,690,989	21,946,554

COST OF REVENUES:
Cost of revenues	2,814	463,359	6,948,445	845,929
Cost of revenues - related parties	947,360	8,366,498	16,853,667	17,847,629

Total Cost of Revenues	950,174	8,829,857	23,802,112	18,693,558

GROSS (LOSS) PROFIT	(840,068)	1,525,358	(111,123)	3,252,996

OPERATING EXPENSES:
Selling, general and administrative	211,640	203,561	693,698	720,505
Bad debt expense (recovery)	506,560	(172,381)	(1,782,619)	24,425

Total Operating Expenses	718,200	31,180	(1,088,921)	744,930

(LOSS) INCOME FROM OPERATIONS	(1,558,268)	1,494,178	977,798	2,508,066

OTHER INCOME (EXPENSES):
Interest expense	(132,525)	(125,615)	(395,989)	(361,209)
Other income	44,600	27,235	226,204	40,652
Exchange gains	87,499	(372,672)	(479)	(275,404)

Total Other Expenses	(426)	(471,052)	(170,264)	(595,961)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,558,694)	1,023,126	807,534	1,912,105
PROVISION FOR INCOME TAXES	-	(27,152)	(1,859)	(27,152)
NET (LOSS) INCOME	$(1,558,694)	$995,974	$805,675	$1,884,953

Less: net (loss) attributable to noncontrolling interest	(8,246)	-	(17,238)	-
NET (LOSS) INCOME ATTRIBUTABLE TO YEW BIO-PHARM GROUP, INC	(1,550,448)	995,974	822,913	1,884,953

COMPREHENSIVE INCOME (LOSS):
NET (LOSS) INCOME	$(1,558,694)	$995,974	$805,675	$1,884,953
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	39,056	1,671,103	510,185	957,348

COMPREHENSIVE (LOSS) INCOME	$(1,519,638)	$2,667,077	$1,315,860	$2,842,301
Less: comprehensive (loss) attributable to non-controlling interest	(323)	-	(328)	-
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO YEW BIO-PHARM GROUP, INC	(1,519,315)	2,667,077	1,316,188	2,842,301

NET (LOSS) INCOME PER COMMON SHARE:
Basic and diluted	$(0.03)	$0.02	$0.02	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	51,700,000	51,700,000	51,700,000	51,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$805,675	$1,884,953
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(1,782,619)	24,425
Depreciation	51,461	40,363
Loss on disposal of property and equipment	18,068	-
Inventory (recovery) reserve	(97,741)	338,912
Amortization of land use rights and yew forest assets	2,034,989	2,045,199
Sale of yew forest assets as inventory	7,999,712	8,769,387
Changes in operating assets and liabilities:
Accounts receivable	(2,473,767)	5,602,258
Accounts receivable - related parties	64,407	(6,816,982)
Other current assets	(45,269)	(20,159)
Inventories	141,974	94,847
VAT input credit	3,835	(9,332)
Accounts payable	50,090	(55,418)
Accounts payable - related parties	-	(16,746)
Accrued expenses and other payables	168,787	(41,068)
Advance from customer	-	129,025
Due to related parties	35,664	21,583
Long-term deferred income	(44,412)	219,371

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,930,855	12,210,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayments made to related parties for purchase of yew forest assets	4,776,110	-
Purchase of property and equipment	(198,767)	(152,531)
Purchase of yew forest assets	(12,599,300)	(10,934,655)
Government grants compensated for afforestation	665,559	-

NET CASH USED IN INVESTING ACTIVITIES	(7,356,398)	(11,087,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	10,505,897	10,420,110
Repayments of short-term borrowings	(10,532,173)	(10,920,492)
Proceeds from government loans	-	79,920
Proceeds from related parties	105,990	2,457

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	79,714	(418,005)

EFFECT OF EXCHANGE RATE ON CASH	(189,509)	(223,428)

NET (DECREASE) INCREASE IN CASH	(535,339)	481,999

CASH - Beginning of the year	563,792	742,294

CASH - End of the year	$28,453	$1,224,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$254,504	$359,483
Income taxes	$-	$27,152

NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating expense paid by related party	$-	$434

The accompanying notes are an integral part of these unaudited consolidated financial statements

YEW BIO-PHARM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock, Par Value $0.001		Additional			Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital	Retained Earnings	Statutory Reserve	Comprehensive Income (Loss)	Shareholders’ Equity

Balance, December 31, 2019	51,700,000	$51,700	$9,819,828	$29,950,723	$3,762,288	$(2,190,844)	$41,393,695
Net income				1,884,953			1,884,953

Purchase of yew forest assets from entity under common control with price over carrying amount			(174,685)				(174,685)

Foreign currency translation adjustment						957,348	957,348

Balance, September 30, 2020	51,700,000	$51,700	$9,645,143	$31,835,676	$3,762,288	$(1,233,496)	$44,061,311

	Common Stock, Par Value $0.001		Additional				Accumulated Other	Total
	Number of Shares	Amount	paid-in Capital		Retained Earnings	Statutory Reserve	Comprehensive Income	Shareholders’ Equity	Noncontrolling interest	Total Equity

Balance, December 31, 2020	51,700,000	$51,700	$	9,644,731	$31,415,605	3,762,288	$608,244	$45,482,568		45,482,568
Net income (loss)					822,913			822,913	(17,238)	805,675

Foreign currency translation adjustment							510,185	510,185	(328)	509,857

Balance, September 30, 2021	51,700,000	$51,700	$	9,644,731	$32,238,518	3,762,288	$1,118,429	$46,815,666	(17,566)	46,798,100

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2021, and the results of operations and cash flows for the nine-month periods ended September 30, 2021 and 2020, have been presented.

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

Details of the Company’s subsidiaries, variable interest entity (“VIE”) and VIE’s subsidiary are as follows:

Name	Domicile and Date of Incorporation	Registered Capital	Effective Ownership		Principal Activities
Heilongjiang Jinshangjing Bio-Technology Development Co., Limited (“JSJ”)	PRC October 29, 2009	US$100,000	100%		Holding company
Yew Bio-Pharm Holdings Limited (“Yew Bio-Pharm (HK)”)	Hong Kong November 29, 2010	HK$10,000	100%		Holding company of JSJ
Harbin Yew Science and Technology Development Co., Ltd. (“HDS”)	PRC August 22, 1996	RMB45,000,000	Contractual arrangements		Sales of yew tree components for use in pharmaceutical industry; sales of yew tree seedlings; the manufacture of yew tree wood handicrafts; and the sales of candle, pine needle extract, yew essential oil soap, complex taxus cuspidate extract, and northeast yew extract
Harbin Yew Food Co., Ltd (“HYF”)	PRC November 4, 2014	RMB100,000	100	%(1)	Sales of wood ear mushroom drink
MC Commerce Holding Inc.(“MC”)	State of California, United State June 8, 2016		100	%(2)	Sales of yew oil candles and yew oil soaps
Harbin Jingchibai Bio-Technology Development Co., Limited (“JCB”)	PRC March 18, 2020 (Its registration was revoked on December 3, 2020)	RMB1,000,000	51%		Sales of yew oil candles and yew oil soaps, no active operation since its incorporation
Yew (Guangzhou) Bio-Technology Co., Ltd (“YBT”)	PRC December 24, 2020	RMB10,000,000	80%		Cosmetic marketing and sales

(1)	Wholly-owned subsidiary of HDS

(2)	51% owned by YBP and 49% owned by HDS

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

YBP has no direct or indirect legal or equity ownership interest in HDS. However, through the Contractual Arrangements, the stockholders of HDS have assigned all their rights as stockholders, including voting rights and disposition rights of their equity interests in HDS to JSJ, our indirect, wholly-owned subsidiary. YBP is deemed to be the primary beneficiary of HDS and the financial statements of HDS are consolidated in the Company’s consolidated financial statements. At September 30, 2021 and December 31, 2020, the carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interest in the VIE and VIE’s subsidiary are as follows:

	September 30, 2021	December 31, 2020
Assets
Cash	$17,874	$549,771
Accounts receivable	2,741,500	250,000
Accounts receivable - related parties, net	10,893,076	9,045,669
Other current assets	966,640	5,418,495
Property and equipment, net	504,906	483,139
Long-term investment in an affiliate	4,384,743	4,172,550
Land use rights and yew forest assets, net	45,736,790	41,952,483
Operating lease right of use assets	229,207	236,833
Total assets of VIE and its subsidiary	$65,474,736	$62,108,940

Liabilities
Accounts payable	$706,461	$389,028
Accounts payable - related parties	325,824	-
Other current liabilities	424,977	272,297
Short-term borrowings	8,994,290	8,899,979
Operating lease liability, current and noncurrent	246,050	259,686
Deferred income, noncurrent	1,812,341	1,172,928
Due to related parties and VIE holding companies	133,418	97,461
Total liabilities of VIE and its subsidiary	$12,643,361	$11,091,379

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

NOTE 4 - TAXES

(a) Federal Income Tax and Enterprise Income Taxes

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company’s effective tax rate for the nine months ended September 30, 2021 and 2020:

	Nine Months ended September 30,
	2021	2020
U.S. federal income tax rate	21.0%	21.0%
State income tax rate	8.8%	8.8%
%Tax rate difference	6.6%	5.6%
PRC tax exemption and reduction	(56.0)%	(45.7)%
Valuation allowance	19.7%	11.7%
Effective tax rate	0.2%	1.4%

In Accordance with the U.S. Tax Cuts and Jobs Act (the “Tax Act”), the Company recognized a one-time transition tax of $1,431,835 during 2018 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in 2018. The actual impact of the U.S. Tax Reform on the Company may differ from management’s estimates, and management may update its judgments based on future regulations or guidance issued or changes in the interpretations taken that would adjust the provisional amounts recorded. As of September 30, 2021, and December 31, 2020, the Company had current income tax payable of $1,088,287 and $115,327, and noncurrent income tax payable of $nil and $973,647, respectively.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2021 and 2020, the GILTI tax expense was nil, and the Company had no GILTI tax payable outstanding as of September 30, 2021, and December 31, 2020.

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

NOTE 5 - SHORT-TERM BORROWINGS

Loans from China Everbright Bank

On December 22, 2016, HDS entered into a credit agreement with China Everbright Bank (“CEB”) which agreed to provide a line of credit of $3,103,000 (approximately RMB20 million) to the Company for the period of three years. On February 25, 2020, the Company entered into another credit agreement with CEB, pursuant to which CEB provides another line of credit of RMB 20 million (approximately $3,103,000) to the Company for the period of three years. These loans carry interest rates ranging from 4.30% to 5.65% per annum and the interests are payable when the loans are due. The loans with CEB are secured by properties and land use rights of Yew Pharmaceutical. In addition, Zhiguo Wang, Madame Qi, Yew Pharmaceutical, and ZTC provided personal guarantees to the loans. HDS paid two $1,400,000 back in March and April 2020, totaling $2,800,000 under the initial line of credit, resulted the initial line of credit was paid off in its entirety. As of September 30, 2021 and December 31, 2020, the Company held approximately $3.1 million (RMB 20.0 million) and $2.8 million (RMB 18.9 million) loans under the 2nd credit agreement, respectively.

Loans from Bank of Yingkou

On July 26, 2019, HDS entered into a loan agreement with Bank of Yingkou Harbin Branch (“Yingkou Bank”), through which HDS obtained a bank loan in the amount of RMB 15 million (approximately $2,153,000), payable on July 25, 2020. The loan carried an interest rate of 6.525% per annum and is payable monthly. Heilongjiang Zishan Technology Co., Ltd. (“ZTC”), a related party controlled by Zhiguo Wang and his wife Madame Qi, the President of the Company, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB15 million (approximately $2,200,000) bank loan with Yingkou Bank on July 24, 2020, and July 24, 2021, with the expiration date on July 23, 2022. As of September 30, 2021 and December 31, 2020, approximately $2.3 million (RMB 15 million) were outstanding under the loan agreement.

On August 20, 2019, HDS entered into another loan agreement with Yingkou Bank, pursuant to which HDS obtained a bank loan in the amount of RMB5 million (approximately $718,000), payable on August 19, 2020. The loan carries an interest rate of 6.525% per annum and is payable monthly. ZTC, a related party controlled by Zhiguo Wang and his wife Madame Qi, the President of the Company, collateralized its buildings and land use right with Yingkou Bank to secure the loan. In addition, HEFS, HBP, Yew Pharmaceutical, and ZTC provided guarantees to the loan. HDS renewed the RMB5 million (approximately $735,000) twice on July 24, 2020 and July 24, 2021with the current maturity date on July 23, 2022. As of September 30, 2021 and December 31, 2020, approximately $465,000 (RMB 3 million) and $765,000 (RMB 5 million) were outstanding under the loan agreement, respectively.

Loan from Postal Saving Bank of China

On May 13, 2019, HDS entered into a credit agreement with Postal Saving Bank of China who agreed to provide a line of credit of RMB20 million (approximately $3,103,000) to the Company for the period of ten years. These loans have interest rate of 5.22% per annum payable monthly. Zhiguo Wang and his wife Madame Qi, pledged buildings and land use rights they owned with Postal Saving Bank of China to secure the loans. In addition, Zhiguo Wang and his wife Madame Qi, Yicheng Wang and Lei Zhang provided personal guarantees to the loans. As of September 30, 2021 and December 31, 2020, approximately $3.1 million (RMB 20 million) was outstanding under the line of credit.

SBA loans

On May 1, 2020, the Company got a Promissory Note (the “Note”) of $70,920 from Paycheck Protection Program (the “PPP Loan”) through Bank of America (the “Lender”) under the CARES Act excused by government due to the COVID-19 crisis. The interest rate on this Note is a fixed rate of 1.00% per annum. The loan will be due in one payment of all outstanding principal plus all accrued unpaid interest in two years after the date of this Note (“Maturity Date”). According to the program, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities. Loan payments will also be deferred for six months. No collateral or personal guarantees are required. $61,920 out of $70,920 PPP Loan received was forgiven on December 15, 2020 by Small Business Administration, was recognized as other income for the nine months ended September 30, 2021. On July 2020, the Company received $9,000 loan from SBA Economic Injury Disaster Loans (“EIDL”) under the CARES Act.

Other loan

On January 30, 2020, Yicheng Wang entered into a loan agreement with the Company, pursuant to which the Company lent RMB 600,000 to Yicheng Wang for the period from January 30, 2020 to January 29, 2021 at the interest rate of 5.00%. On February 24 and 25, 2020, Yicheng Wang paid the entire loan amount off.

During the three months ended September 30, 2021 and 2020, interest expense was $132,525 and $125,615, respectively. During the nine months ended September 30, 2021 and 2020, interest expense was $395,989 and $361,209, respectively.

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock option activities for the nine months ended September 30, 2021 was summarized in the following table.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Balance as of December 31, 2020	7,738,737	0.22	1.00
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance at end of period	7,738,737	0.22	0.25
Option exercisable at September 30, 2021	7,738,737	0.22	0.25

The Company’s outstanding stock options and exercisable stock options had intrinsic value in the amount of $nil, based upon the Company’s closing stock price of $0.12 as of September 30, 2021. Stock option expense recognized during the three and nine months ended September 30, 2021 and 2020 was $Nil.

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

The components of lease expense consist of the following:

	Classification	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020
Operating lease cost	Selling, general and administrative expense	$59,700	$54,550
Net lease cost		$59,700	$54,550

Balance sheet information related to leases consists of the following:

	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$292,605	$333,402
Total leased assets		$292,605	$333,402
Liabilities
Operating	Current maturities of operating lease liabilities	$68,886	$65,476
Operating	Operating lease liabilities	242,341	292,409
Total lease liabilities		$311,227	$357,885

Weighted average remaining lease term
Operating leases		10.9 years	10.9 years

Weighted average discount rate
Operating leases		6.44%	6.44%

Cash flow information related to leases consists of the following:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67,394	$34,725

The minimum future lease payments as of September 30, 2021 are as follows:

Years Ending December 31,	Operating Leases
The remaining of 2021	$14,659
2022	82,287
2023	35,554
2024	31,292
2025	28,072
After 2025	225,984
Total lease payments	417,848
Less: Interest	(106,621)
Present value of lease liabilities	$311,227

NOTE 8 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Customers

For the nine months ended September 30, 2021 and 2020, major customers whose sales and accounts receivable accounted for 10% or more of the Company’s total revenue and accounts receivable, respectively, were as follows:

	For the Nine Months ended September 30,
Customers	2021	2020
A (Yew Pharmaceutical, a related party)	42%	64%
B (DMSU, a related party)	-%	12%
C (LIFEFORFUN LIMITED, a related party)	29%	21%
D (BR METALS PTE, LTD)	11%	-%

	Accounts receivable as of
Customers	September 30, 2021	December 31, 2020
A (Yew Pharmaceutical, a related party)	21%	32.2%
C (LIFEFORFUN LIMITED, a related party)	59%	65.2%
D (BR METALS PTE, LTD )	18%	-%

Suppliers

For the nine months ended September 30, 2021 and 2020, major suppliers accounting for 10% or more of the Company’s total purchase and major suppliers whose accounts payable accounted for 10% or more of the Company’s total accounts payable were as follows:

	For the Nine months Ended September 30,
Suppliers	2021	2020
A (Yew Pharmaceutical, a related party)	55%	44%

	Accounts payable as of
Suppliers	September 30, 2021	December 31, 2020
E (Heilongjiang Weishahe Agriculture Technology Co., Ltd)	-%	68%
F (Xingcai Shi)	* %	18%
G (Cai Wang, a related party)	22%	-%
H (Haiyang Liu)	23%	-%
I (Qingyong Lu)	32%	-

*	Less than 10%

At September 30, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	September 30, 2021	December 31, 2020
Country
United States	$1,468	$3,071
China	26,985	560,721
Total Cash	$28,453	$563,792

In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2021 and December 31, 2020, approximately $28,000 and $242,000 of the Company’s cash held by financial institutions, was insured, and the remaining balance of approximately $Nil and $322,000 was not insured, respectively.

 NOTE 9 - RELATED PARTY TRANSACTIONS

In addition to several of the Company’s officers and directors, the Company conducted transactions with the following related parties:

Company	Ownership
Heilongjiang Zishan Technology Co., Ltd. (“ZTC”)	51% owned by Heilongjiang Hongdoushan Ecology Forest Co., Ltd., 34% owned by Zhiguo Wang, a principle shareholder of the Company, 11% owned by Guifang Qi, the wife of Mr. Wang and CEO/director of the Company, and 4% owned by third parties.

Heilongjiang Yew Pharmaceutical Co., Ltd. (“Yew Pharmaceutical”)	95% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 5% owned by Madame Qi.

Shanghai Kairun Bio-Pharmaceutical Co., Ltd. (“Kairun”)	60% owned by Heilongjiang Zishan Technology Co., Ltd., 20% owned by Heilongjiang Hongdoushan Ecology Forest Stock Co., Ltd., and 20% owned by Mr. Wang.

Heilongjiang Hongdoushan Ecology Forest Co., Ltd. (“HEFS”)	63% owned by Mr. Wang, 34% owned by Madame Qi, and 3% owned by third parties.

Hongdoushan Bio-Pharmaceutical Co., Ltd. (“HBP”)	30% owned by Mr. Wang, 19% owned by Madame Qi and 51% owned by HEFS

Heilongjiang Pingshan Hongdoushan Development Co., Ltd. (“HDS Development”)	80% owned by HEFS and 20% owned by Kairun

Wuchang City Xinlin Forestry Co., Ltd. (Xinlin)	98% owned by ZTC and 2% owned by HEFS

Wonder Genesis Global Ltd.	Jinguo Wang is the Company’s director.

DMSU Digital Technology Limited(“DMSU”)	Significantly influenced by the Company

HongKong YIDA Commerce Co., Limited(“YIDA”)	Significantly influenced by the Company

LIFEFORFUN LIMITED	Significantly influenced by the Company

Jinguo Wang	Management of HDS and Legal person of Xinlin

Zhiguo Wang	Principal shareholder of the Company

Guifang Qi	Principal shareholder and the CEO of the Company

Cai Wang	Employee of the Company

Weihong Zhang	Employee of the Company

Xue Wang	Employee of the Company

Chunping Wang	Employee of the Company

Jimin Lu	Employee of the Company

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

For the three months ended September 30, 2021 and 2020, total revenues from Yew Pharmaceutical amounted to $nil and $6,844,205, respectively. For the nine months ended September 30, 2021 and 2020, total revenues from Yew Pharmaceutical under the above agreement amounted to $9,935,074 and $13,927,843, respectively. At September 30, 2021 and December 31, 2020, the Company had $2,849,082 and $2,982,114 accounts receivable from Yew Pharmaceutical, respectively.

For the three months ended September 30, 2021 and 2020, total purchase of yew candles and mixed essential oil from Yew Pharmaceutical amounted to $Nil and $4,471,199, respectively. For the nine months ended September 30, 2021 and 2020, the total purchase of yew candles and mixed essential oil from Yew Pharmaceutical amounted to approximately $15,135,169 and $7,961,493, respectively.

 Transactions with HBP

As of September 30, 2021 and December 31, 2020, HYF had due to HBP in the amount of $97,588 and $96,282, respectively, which was included in due to related parties in the accompanying consolidated balance sheets.

Transactions with Lifeforfun Limited

For the three months ended September 30, 2021 and 2020, total revenues from Lifeforfun Limited amounted to $Nil and $2,880,000, respectively. For the nine months ended September 30, 2021 and 2020, total revenues from Lifeforfun Limited amounted to $6,854,400 and $4,608,000. At September 30, 2021 and December 31, 2020, the Company had $8,043,994 and $6,036,080 accounts receivable, respectively.

Transactions with Chunping Wang

During the nine months ended September 30, 2021 and 2020, HDS purchased yew forest assets from Chunping Wang in the amount of $944,402 and $868,711, respectively. At September 30, 2021 and December 31, 2020, payable to Chunping Wang for purchase of yew forest assets amounted to $52,752 and $nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Weihong Zhang

During the nine months ended September 30, 2021 and 2020, HDS purchased yew forest assets from Weihong Zhang in the amount of $24,731 and $28,909, respectively. At September 30, 2021 and December 31, 2020, payable to Weihong Zhang for purchase of yew forest assets amounted to $24,825 and $nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Xue Wang

During the nine months ended September 30, 2021 and 2020, HDS purchased yew forest assets from Xue Wang in the amount of $1,068,056 and $750,184, respectively. At September 30, 2021 and December 31, 2020, payable to Xue Wang for purchase of yew forest assets amounted to $nil.

Transactions with Cai Wang

During the nine months ended September 30, 2021 and 2020, HDS purchased yew forest assets from Cai Wang in the amount of $401,873 and $390,269, respectively. At September 30, 2021 and December 31, 2020, payable to Cai Wang for purchase of yew forest assets amounted to $248,247 and $nil, respectively, included in payable for acquisition of yew forests in the accompanying consolidated balance sheets.

Transactions with Jimin Lu

During the nine months ended September 30, 2021 and 2020, HDS purchased yew forest assets from Jimin Lu in the amount of $819,203 and $nil, respectively.

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

For the nine months ended September 30, 2021 and 2020, rent expense related to the lease agreements listed above were $24,629 and $23,031, respectively. As of September 30, 2021 and December 31, 2020, the unpaid rent were $24,722 and $nil, respectively, which was included in (due to related parties) prepaid expenses-related parties in the accompanying consolidated balance sheets.

Due to Related Parties

The following summarized the Company’s due to related parties as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Guifang Qi and Zhiguo Wang	675,070		555,078
HBP	97,588		96,282
Others	21,813		-
Total	$794,471	*	$651,360	*

*:	The amounts due to related parties bear no interest and are payable on demand.

NOTE 10 – SEGMENT INFORMATION

The Company managed and reviewed its business as two operating segments: PRC segment and USA segment. PRC and USA segments retain all of the reported consolidated amounts. The geographical distributions of the Company’s financial information for the three months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
Geographic Areas	2021	2020	2021	2020
Revenue
PRC	109,196	10,338,530	$23,676,903	$21,908,026
USA	910	16,685	25,839	93,548
Elimination Adjustment	-	-	(11,753)	(55,020)
Total Revenue	$110,106	$10,355,215	$23,690,989	21,946,554
Net income (loss)
PRC	$(1,477,289)	$1,088,255	$1,243,758	$2,625,091
USA	(81,405)	(92,281)	(438,083)	(740,138)
Total net income (loss)	$(1,558,694)	$995,974	$805,675	$1,884,953

The geographical distribution of the Company’s financial information as of September 30, 2021 and December 31, 2020 were as follows:

	As of September 30,	As of December 31,
Geographic Areas	2021	2020

Reportable assets
PRC	$64,846,227	$62,362,889
USA	1,076,668	1,278,250
Elimination adjustment	(4,526,053)	(4,194,477)
Total reportable assets	$61,396,842	$58,446,662

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations and cash flows for the nine months ended September 30, 2021 and 2020, and consolidated financial conditions as of September 30, 2021 and December 31, 2020 should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this document.

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

For the three months ended September 30, 2021 and 2020, revenues from the PRC segment accounted for approximately 99.17% and 99.84%, respectively, of consolidated revenue; revenues from USA segment accounted for approximately 0.83% and 0.16% of consolidated revenue.

For the nine months ended September 30, 2021 and 2020, revenues from the PRC segment accounted for approximately 99.94% and 99.82%, respectively, of consolidated revenue; revenues from USA segment accounted for approximately 0.06% and 0.18% of consolidated revenue.

YBP’s revenues were mostly generated by HDS and in the PRC. The expenses incurred in the U.S. were primarily related to fulfilling the reporting requirements of public listed company, stock-based compensation, office daily operations and other costs. As of September 30, 2021, YBP had $100 in cash and held the 100% equity interests in its subsidiaries Yew HK and JSJ. Yew HK itself has no business operations or assets other than holding of equity interests in JSJ. JSJ has no business operations and assets with a book value of approximately $9,111, including approximately $9,111 in cash on September 30, 2021. JSJ also holds the VIE interests in HDS through the contractual arrangements (the “Contractual Arrangements”) described in Notes to Unaudited Consolidated Financial Statements. On November 4, 2014, HDS established a new subsidiary, Harbin Yew Food Co. LTD. (“HYF”), to develop and cultivate wood ear mushroom drink. As of September 30, 2021, HYF had started pilot production with a limited amount of sales. On December 24, 2020, HDS acquired 80% ownership of a new subsidiary, Yew (Guangzhou) Bio-Technology Co., Ltd (“YBT”), to marketing and sell cosmetics. As of September 30, 2021, YBT had not started sales. In the event that we are unable to enforce the Contractual Agreements, we may not be able to exert effective control over HDS, HYF and YBT, and our ability to conduct our business may be materially and adversely affected. If the applicable PRC authorities invalidate our Contractual Agreements for any violation of PRC laws, rules and regulations, we would lose control of the VIE and its subsidiary resulting in its deconsolidation in financial reporting and severe loss in our market valuation. On June 8, 2016, YBP established a new subsidiary, MC Commerce Holding Inc. (MC), to sales the Company’s yew products in American market. MC had limited operation activities for the nine months ended September 30, 2021.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the nine months ended September 30, 2021. The Company recognized operating lease liabilities of $350,000 upon adoption, with corresponding ROU assets on its balance sheet.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues - third parties	$-	$498,346	$6,804,702	$679,844
Revenues - related parties	110,106	9,856,869	16,886,287	21,266,710
Total revenues	110,106	10,355,215	23,690,989	21,946,554
Cost of revenues - third parties	2,814	463,359	6,948,445	845,929
Cost of revenues - related parties	947,360	8,366,498	16,853,667	17,847,629
Total cost of revenues	950,174	8,829,857	23,802,112	18,693,558
Gross profit	(840,068)	1,525,358	(111,123)	3,252,996
Operating expenses	718,200	31,180	(1,088,921)	744,930
Income from operations	(1,558,268)	1,494,178	977,798	2,508,066
Other expenses, net	(426)	(471,052)	(170,264)	(595,961)
Income taxes	-	(27,152)	(1,859)	(27,152)
Net income	(1,558,694)	995,974	805,675	1,884,953
Other comprehensive income (loss):
Foreign currency translation adjustment	39,056	1,671,103	510,185	957,348
Comprehensive income (loss)	$(1,519,638)	$2,667,077	$1,315,860	$2,842,301

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Revenues

For the three months ended September 30, 2021, we had total revenues of $110,106, as compared to $10,355,215 for the three months ended September 30, 2020, a decrease of $10,245,109 or 98.94%. The decrease in total revenue was attributable to the decrease in revenues of extracts and TCM raw materials.

For the nine months ended September 30, 2021, we had total revenues of $23,690,989, as compared to $21,946,554, for the nine months ended September 30, 2020, an increase of $ 1,744,435 or 7.95%. The increase in total revenue was attributable to the increase in revenues of extracts which was partially offset by the decrease in revenues of TCM raw materials.

Total revenue is summarized as follows:

	Three Months Ended September 30,		Increase	Percentage
	2021	2020	(Decrease)	Change
TCM raw materials	$-	$6,844,205	$(6,844,205)	(100.00)%
Handicrafts	114,296	9,599	104,697	1,090.71%
Extracts	-	3,482,058	(3,482,058)	(100.00)
Others	(4,190)	19,353	(23,543)	(121.65)%
Total	$110,106	$10,355,215	$(10,245,109)	(98.94)%

	Nine Months Ended September 30,		Increase	Percentage
	2021	2020	(Decrease)	Change
TCM raw materials	$9,935,074	$13,927,843	$(3,992,769)	(28.67)%
Handicrafts	114,296	9,599	104,697	1,090.71%
Extracts	13,575,521	7,808,261	5,767,259	73.86
Others	66,098	200,851	(134,752)	(67.09)%
Total	$23,690,989	$21,946,554	$1,744,435	7.95%

For the three months ended September 30, 2021 compared to September 30, 2020, the decrease in extracts was mainly attributable to the decrease in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract. The decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related party, Yew Pharmaceutical.

For the nine months ended September 30, 2021 compared to September 30, 2020, the increase in extracts was mainly attributable to the increase in demand of pine needle extract, complex taxus cuspidate extract, and composite northeast yew extract. The decrease in revenue of TCM raw material was mainly attributable to the decrease in demand from our related party, Yew Pharmaceutical.

Cost of Revenues

For the three months ended September 30, 2021, cost of revenues amounted to $950,174 as compared to $8,829,857 for the three months ended September 30, 2020, a decrease of $7,879,683 or 89.24%. For the three months ended September 30, 2021, cost of revenues accounted for 862.964% of total revenues compared to 85,27% of total revenues for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, cost of revenues amounted to $23,802,112 as compared to $18,693,558 for the nine months ended September 30, 2020, an increase of $5,108,554 or 27.33%. For the nine months ended September 30, 2021, cost of revenues accounted for 100.47% of total revenues compared to 85.17% of total revenues for the nine months ended September 30, 2020.

Cost of revenues by product categories is as follows:

	Three Months Ended September 30,		Increase	Percentage
	2021	2020	(Decrease)	Change
TCM raw materials	$(707,858)	$5,255,828	$(5,963,686)	(113.47)%
Handicrafts	111,001	9,452	101,550	1,074.41%
Extracts	(2,899)	3,647,661	(3,650,560)	(100.08)
Others	1,549,930	(83,084)	1,633,014	(1,965.50)%
Total	$950,174	$8,829,857	$(7,879,683)	(89.24)%

	Nine months Ended September 30,		Increase	Percentage
	2021	2020	(Decrease)	Change
TCM raw materials	$8,500,022	$10,825,135	$(2,325,113)	(21.48)%
Handicrafts	111,001	9,452	101,550	1,074.41%
Extracts	13,395,265	7,497,537	5,897,728	78.66
Others	1,795,823	361,434	1,434,389	396.86%
Total	$23,802,112	$18,693,558	$5,108,554	27.33%

The decrease and increase in our cost of revenues for the three and nine months ended September 30, 2021 as compared to the three months and nine months ended September 30, 2020 were in line with the increase in revenue.

Gross Profit

For the three months ended September 30, 2021, gross profit was $(840,068) as compared to $1,525,358 for the three months ended September 30, 2020, representing gross profit margins of (762.96)% and14.73%, respectively. For the nine months ended September 30, 2021, gross profit was $(111,123) as compared to $3,252,996 for the nine months ended September 30, 2020, representing gross profit margins of (0.47)% and 14.82%, respectively. Gross profit margins by categories are as follows:

	Three Months Ended September 30,			Nine months Ended September 30,
	2021	2020	(Decrease) Increase	2021	2020	(Decrease) Increase
TCM raw materials	(32.823.62)%	23.21%	(32,846.83)%	14.44%	22.28%	(7.84)%
Handicrafts	2.88%	1.54%	1.34%	2.88%	1.54%	1.34%
Extracts	1.33%	(4.76)%	6.09%	1.33%	3.98%	(2.65)%
Others	(172.442.63)%	529.32%	(172,971.95)%	(2,616.90)%	(79.95)%	(2,536.95)%
Total	(762.96)%	14.73%	(777.69)%	(0.47)%	14.82%	(15.29)%

The decrease in our overall gross profit margin for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were primarily attributable to the lower gross margin yields of TCM raw materials.

Operating Expenses

For the three months ended September 30, 2021, operating expenses amounted to $718,200, as compared to $31,180 for the three months ended September 30, 2020, an increase of $687,020 or 2203.4%. The increase was mainly due to the bad debt expense occurred during the three months ended September 30, 2021, compares with the bad debt recovery occurred during the three months ended September 30, 2020.

For the nine months ended September 30, 2021, operating expenses amounted to $(1,088,921) as compared to $744,930 for the nine months ended September 30, 2020, a decrease of $1,833,851 or 246.18%. The decrease was mainly due to the bad debt recovery occurred during the nine months ended September 30, 2021, compares with the bad debt expense occurred during the nine months ended September 30, 2020.

Income from Operations

For the three months ended September 30, 2021, income from operations was $(1,558,268), as compared to income from operations of $1,494,178 for the three months ended September 30, 2020, a decrease of $3,052,446, or 204.29%. The decrease was primarily attributable to the decrease in gross profit and the increase of bad debt expenses.

For the nine months ended September 30, 2021, income from operations was $977,798, as compared to income from operations of $2,508,066 for the nine months ended September 30, 2020, a decrease of $1,530,268, or 61.01%. The decrease was primarily attributable to decrease in gross profit after offset by the decrease of bad debt expenses.

Other Expenses

For the three months ended September 30, 2021, total other expense was $426 as compared to total other expense of $471,052 for the three months ended September 30, 2020. The decrease was primarily attributable to the increase of other income and exchange gain.

For the nine months ended September 30, 2021, total other expense was $170,264 as compared to total other expense of $595,561 for the nine months ended September 30, 2020. The decrease was primarily attributable to the increase of other income, and the decrease of exchange loss.

Net Income

As a result of the factors described above, our net income was $(1,558,694) or $(0.03) (basic and diluted), for the three months ended September 30, 2021, as compared to net income of $995,974 or $0.02 (basic and diluted), for the three months ended September 30, 2020. As a result of the factors described above, our net income was $805,675 or $0.02 (basic and diluted), for the nine months ended September 30, 2021, as compared to net income of $1,884,953 or $0.04 (basic and diluted), for the nine months ended September 30, 2020.

Foreign Currency Translation Adjustment

For the three months ended September 30, 2021, we reported an unrealized gain on foreign currency translation of $39,056, as compared to an unrealized gain of $1,671,103 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we reported an unrealized gain on foreign currency translation of $510,185, as compared to an unrealized gain of $957,348 for the nine months ended September 30, 2020. The change reflects the effect of the value of the U.S. dollar in relation to the RMB. As described elsewhere herein, the functional currency of our subsidiary, JSJ, and our VIE, HDS, is the RMB. The accompanying consolidated financial statements have been translated and presented in U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange for the period for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the consolidated statements of income and comprehensive income.

Comprehensive Income

For the three months ended September 30, 2021, comprehensive income of $(1,519,638) was derived from the sum of our net income of $(1,558,694) with foreign currency translation gain of $39,056. For the three months ended September 30, 2020, comprehensive income of $2,667,077 was derived from the sum of our net income of $995,974 with foreign currency translation gain of $1,671,103.

For the nine months ended September 30, 2021, comprehensive income of $1,315,860 was derived from the sum of our net income of $805,675 with foreign currency translation gain of $510,185. For the nine months ended September 30, 2020, comprehensive income of $2,842,301 was derived from the sum of our net income of $1,884,953 with foreign currency translation gain of $957,348.

Segment Information

For the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, we operated in two reportable business segments. The business of HDS, JSJ, HYF and YBT in PRC was managed and reviewed as PRC segment. The business of YBP, Yew Bio-Pharm (HK), and MC was managed and reviewed as USA segment.

Information with respect to these reportable business segments for the three months ended September 30, 2021 and 2020 was as follows:

	For the three months September 30, 2021			For the three months September 30, 2020
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$(1,470)	$110,666	$109,196	$481,661	$9,856,869	$10,338,530

USA	910	-	910	16,685	-	16,685

Total revenues	$(560)	$110,666	$110,106	$498,346	$9,856,869	$10,355,215

Information with respect to these reportable business segments for the nine months ended September 30, 2021 and 2020 was as follows:

	For the nine months September 30, 2021			For the nine months September 30, 2020
	Revenues- third parties	Revenues - related party	Total	Revenues- third parties	Revenues - related party	Total
Revenues:
PRC	$6,790,616	$16,886,287	$23,676,903	$641,316	$21,266,710	$21,908,026

USA	14,086	-	14,086	38,528	-	38,528

Total revenues	$6,804,702	$16,886,287	$23,690,989	$679,844	$21,266,710	$21,946,554

During the three months ended September 30, 2021 and 2020, the revenue from PRC segment was $101,196 and $10,338,530, respectively, decrease of $10,229,334 or 98.94% due to the decrease demand on Asia market. The decrease in PRC segment was mainly due to the decrease in revenue from related parties in the amount of $9,746,203, and the decrease in revenue from third parties in the amount of 483,131.

During the three months ended September 30, 2021 and 2020, the revenue from USA segment was $910 and $16,685, respectively, decrease of $15,775 or 94.55%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $15,775 attributable to our China customers’ increased oversea demand.

During the nine months ended September 30, 2021 and 2020, the revenue from PRC segment was $23,676,903 and $21,908,026, respectively, increase of $1,768,877 or 8.07% due to the increase demand on Asia market. The increase in PRC segment was mainly due to the increase in revenue from third parties in the amount of $6,149,300, and partially offset by the decrease in revenue from related parties in the amount of 4,380,423.

During the nine months ended September 30, 2021 and 2020, the revenue from USA segment was $14,086 and $38,528, respectively, decrease of $24,442 or 63.44%. The decrease in USA segment was due to the decrease in revenue from third parties in the amount of $24,442 attributable to our China customers’ decreased oversea demand.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On September 30, 2021 and December 31, 2020, we had cash balances of $28,453 and $563,792, respectively. These funds are primarily located in various financial institutions located in China. Our primary uses of cash have been for the purchase of yew trees, land use rights and yew forest assets. Additionally, we use cash for employee compensation and working capital. Our working capital increased by $1,925,307 to $1,389,581 on September 30, 2021, from working capital of $(535,726) on December 31, 2020.

For the nine months ended September 30, 2021, net cash flow provided by operating activities was $6,930,855, as compared to net cash flow provided by operating activities of $12,210,618 for the nine months ended September 30, 2020, a decrease of $5,279,763. Because the exchange rate conversion is different for the balance sheet and the statements of cash flows, the changes in assets and liabilities reflected on the statements of cash flows are not necessarily identical with the comparable changes reflected on the balance sheets.

For the nine months ended September 30, 2021, net cash flow provided by operating activities of $6,930,855 was primarily attributable to:

●	net income of approximately $800,000 adjusted for the add-back of non-cash items, such as bad debt recovery of approximately $1,800,000, amortization of land use rights and yew forest assets of approximately $2,000,000, and sale of yew forest assets as inventory of approximately 8,000,000; and
●	changes in operating assets and liabilities, such as an increase in accounts receivable of approximately $2,500,000.

For the nine months ended September 30, 2020, net cash flow provided by operating activities of $12,210,618 was primarily attributable to:

●	net income of approximately $1,900,000 adjusted for the add-back of non-cash items, such as sale of yew forest assets as inventory of approximately 8,800,000 and amortization of land use rights and yew forest assets of approximately $2,000,000; and
●	Changes in operating assets and liabilities, such as a decrease in accounts receivable of approximately $5,600,000, and an increase in accounts receivable-related parties of approximately $6,900,000.

Net cash flow used in investing activities was approximately $7,400,000 for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, our prepayment in purchase of yew forest assets to related parties decreased by approximately $4,800,000 and approximately $666,000 government grants received for afforestation. We also have made payment in approximately $13,000,000 for purchase of land use right and yew forest assets. Net cash flow used in investing activities was approximately $11,000,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we have made payment in approximately $11,000,000 for purchase of yew forest assets.

Net cash flow provided by financing activities was approximately $80,000 for the nine months ended September 30, 2021 due to proceeds of approximately $10,500,000 from short-term borrowings and approximately $100,000 from related parties, and partially offset by repayment of short-term borrowings of approximately $10,500,000. Net cash flow provided by financing activities was approximately $420,000 for the nine months ended September 30, 2020 and consisted of proceeds of $10,900,000 from banks and offset by repayments of approximately $10,400,000.

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and advances from related parties. From March 2008 to September 2009, we received approximately $2.9 million of proceeds in the aggregate from offerings and sales of our common stock. Except for the portion used to pay for professional and other expenses in the U.S., substantial portions of the proceeds we received through sales of our common stock were retained in the PRC and used to fund our working capital requirements. As the PRC government imposes controls on PRC companies’ ability to convert RMB into foreign currencies and the remittance of currency out of China, from time to time, in order to fund our corporate activities in the U.S., Guifang Qi, our President and CEO, advanced funds to us in the U.S. and we repaid the amounts owed to him in RMB in the PRC.

The majority of our funds are maintained in RMB in bank accounts in China. We receive most of our revenue in the PRC. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies by complying with certain procedural requirements. However, approval from China’s State Administration of Foreign Exchange (“SAFE”) or its local counterparts is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions. As of September 30, 2021 and December 31, 2020, approximately $52.2 million and $50.3 million, respectively, of our net assets are located in the PRC. If the foreign exchange control system in the PRC prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to transfer funds deposited within the PRC to fund working capital requirements in the U.S. or pay any dividends in currencies other than the RMB, to our shareholders.

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

Our assets and liabilities, of which the functional currency is the RMB, are translated into USD using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as cumulative translation adjustment in the shareholders’ equity section on our consolidated balance sheets. A portion of our net assets are impacted by changes in foreign currencies translation rates in relation to the U.S. dollar. We recorded a foreign currency translation gain of $510,185 and a gain of $957,348 for the nine months ended September 30, 2021 and 2020, respectively, to reflect the impact of the fluctuation of the RMB against the U.S. dollar.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

No material change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are attached hereto and filed herewith:

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	YEW BIO-PHARM GROUP, INC.

	By:	/s/ GUIFANG QI
Guifang Qi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

